Form 10-Q
period 1996-05-31
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1996-06-28
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarter ended May 31, 1996

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         ---------   ---------

           Commission File number           1-13626
                                  --------------------------

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
        ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                            75-2293354
    --------------------------------  -------------------------------------
    State or other Jurisdiction of    I.R.S. Employer Identification Number
    Incorporation or Organization

                       2220 San Jacinto Blvd., Suite 320
                              Denton, Texas  76205
        ---------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (817) 387-4775
        ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES  [ X ]          NO [   ]


The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of June 27, 1996 was 3,650,677 shares.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         --------------------

     HORIZON MENTAL HEALTH MANAGEMENT, INC.

         Consolidated Balance Sheets as of August 31, 1995,
            and May 31, 1996 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statements of Operations for the three months ended
            May 31, 1995 and 1996 and Pro Forma for the three months
            ended May 31, 1995 (each unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Consolidated Statements of Operations for the nine months ended
            May 31, 1995 and 1996, and Pro Forma for the
            nine months ended May 31, 1995 (each unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

         Consolidated Statements of Cash Flows for the nine months ended
            May 31, 1995 and 1996 (each unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   8



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
         ---------------------


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
         --------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                          August 31,            May 31,
                                                                             1995                1996
                                                                        --------------       -------------
                                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                                         $  3,167,036        $  4,318,358
  Accounts receivable less allowance for uncollectible
   accounts of $1,223,027 at August 31, 1995 and
   $545,680 at May 31, 1996                                                  5,723,858           7,534,633
  Receivable from employees                                                    173,206              90,049
  Prepaid expenses and supplies                                                124,587             378,614
  Other receivables                                                            100,397              29,329
  Other current assets                                                          30,680             276,110
  Current deferred taxes                                                       704,276           1,051,548
                                                                          ------------        ------------
         TOTAL CURRENT ASSETS                                               10,024,040          13,678,641
                                                                          ------------        ------------
PROPERTY AND EQUIPMENT:
  Equipment                                                                  1,801,508           2,136,234
  Buildings and improvements                                                   106,784             109,467
                                                                          ------------        ------------
                                                                             1,908,292           2,245,701

  Less accumulated depreciation                                               (966,561)         (1,318,261)
                                                                          ------------        ------------
                                                                               941,731             927,440
Goodwill, net of accumulated amortization of
 $1,188,130 at August 31, 1995 and $1,439,198
 at May 31, 1996                                                            11,574,409          11,699,980

Management contracts, net of accumulated
 amortization of $989,603 at August 31, 1995
 and $1,353,932 at May 31, 1996                                              2,410,801           2,046,472

Other assets                                                                   400,534             223,264
                                                                          ------------        ------------
         TOTAL ASSETS                                                     $ 25,351,515        $ 28,575,797
                                                                          ============        ============



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          August 31,            May 31,
                                                                             1995                1996
                                                                         -------------        -----------
                                                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                        $  1,070,955       $    349,839
  Employee compensation and benefits                                         3,188,684          3,577,884
  Accrued third party payor liabilities                                        469,061            142,918
  Income taxes payable                                                         535,244                 --
  Accrued expenses                                                           1,623,681          3,785,563
  Payable to health insurance program                                          661,248            661,248
  Current debt maturities                                                        7,248                --
                                                                          ------------       ------------
         TOTAL CURRENT LIABILITIES                                           7,556,121          8,517,452

  Long-term debt - Note 4                                                    2,500,000                --
  Deferred income taxes and other long term                                    643,351          1,256,762
                                                                          ------------       ------------
         TOTAL LIABILITIES                                                  10,699,472          9,774,214


Commitments and contingencies - Note 7                                              --                 --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, authorized 500,000
   shares; none issued or outstanding                                               --                 --
  Common stock, $.01 par value, 10,000,000
   shares authorized at August 31, 1995 and
   May 31, 1996; 3,561,050 shares issued
   and outstanding at August 31, 1995 and
   3,640,000 at May 31, 1996                                                    35,610             36,400
 Additional paid-in capital                                                 13,725,432         13,844,797

 Retained earnings                                                             891,001          4,920,386
                                                                          ------------       ------------
         TOTAL EQUITY                                                       14,652,043         18,801,583
                                                                          ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                           $ 25,351,515       $ 28,575,797
                                                                          ============       ============



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                           Three Months Ended May 31,
                                                                 --------------------------------------------
                                                                                   Pro Forma
                                                                    1995              1995            1996
                                                                 -----------      -----------    ------------
Net revenues                                                     $14,637,710      $14,637,710    $ 15,819,865
Expenses:
 Salaries and benefits                                             7,737,525        7,737,525       8,688,352
  Purchased services                                               2,428,256        2,428,256       2,182,160
  Provision for bad debts                                            107,826          107,826          39,329
  Depreciation and amortization                                      296,121          296,121         332,085
  Other                                                            2,087,972        2,087,972       2,259,108
                                                                 -----------      -----------     -----------
Total operating expenses                                          12,657,700       12,657,700      13,501,034

Other income (expense):
  Interest expense - related party                                  (305,653)        (305,653)             --
  Interest expense - other                                              (300)            (300)             --
  Interest income and other                                          130,256          130,256          86,968
                                                                 -----------      -----------     -----------

Income before income taxes                                         1,804,313        1,804,313       2,405,799
  Income tax expense (Note 6)                                        269,372          721,725         960,948
                                                                 -----------      -----------     -----------

Net income                                                       $ 1,534,941      $ 1,082,588     $ 1,444,851
                                                                 ===========      ===========     ===========
Earnings per common share:
  Net income                                                     $      0.39      $      0.26     $      0.33
                                                                 ===========      ===========     ===========

Weighted average shares outstanding                                3,931,375        4,239,593     $ 4,373,819
                                                                 ===========      ===========     ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                            Nine Months Ended May 31,
                                                                    -------------------------------------------
                                                                                     Pro Forma
                                                                       1995            1995             1996
                                                                   -----------      -----------     -----------
Net revenues                                                       $14,923,444      $41,651,279     $45,504,167
Expenses:
  Salaries and benefits                                              7,737,525       22,272,803      25,087,954
  Purchased services                                                 2,559,203        6,938,241       6,524,349
  Provision for bad debts                                               77,807          770,549          42,389
  Depreciation and amortization                                        597,485          861,035         974,124
  Other                                                              2,081,947        5,860,539       6,395,236
                                                                   -----------      -----------     -----------
Total operating expenses                                            13,053,967       36,703,167      39,024,052


Other income (expense):
  Interest expense - related party                                    (909,907)        (909,907)        (24,298)
  Interest expense - other                                              (1,130)          (1,130)         (4,944)
  Interest income and other                                            261,237          305,744         226,638
                                                                   -----------      -----------     -----------
Income before income taxes                                           1,219,677        4,342,819       6,677,511
  Income tax expense (Note 6)                                          425,750        1,737,128       2,648,126
                                                                   -----------      -----------     -----------

Income before equity in net
  earnings of Horizon LLC                                              793,927        2,605,691       4,029,385
Equity in net earnings of
  Horizon LLC (Note 3)                                               1,567,720               --              --
                                                                   -----------      -----------     -----------

Net income                                                         $ 2,361,647      $ 2,605,691     $ 4,029,385
                                                                   ===========      ===========     ===========

Earnings per common share:
  Net income                                                       $      0.74      $      0.62     $      0.93
                                                                   ===========      ===========     ===========

Weighted average shares outstanding                                  3,173,369        4,210,142       4,336,765
                                                                   ===========      ===========     ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          Nine Months Ended           Nine Months Ended
                                                                               May 31,                     May 31,
                                                                                 1995                       1996
                                                                       ------------------------     ----------------------
Operating activities:
  Net income                                                                  $ 2,361,647                $ 4,029,385
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                 597,485                    974,124
    Equity in Net Earnings of Horizon LLC                                      (1,567,720)                        --
  Changes in net assets and liabilities:
    Decrease (increase) in accounts receivable                                  3,370,937                 (1,810,775)
    Decrease in other receivables                                                 324,362                    154,225
    Decrease (increase) in prepaid expenses and supplies                          186,686                   (254,027)
    Increase in other assets                                                     (327,605)                  (415,432)
    (Decrease) increase in accounts payable, accrued expenses and
       other liabilities                                                         (139,692)                 1,205,353
    Decrease in payable to health insurance program                              (620,900)                        --
                                                                              -----------                -----------
Net cash provided by (used in) operating activities                             4,185,200                  3,882,853
Investing activities:
  Purchase of property and equipment                                             (132,508)                  (344,438)
  Payment for purchase of minority interest in Horizon LLC,
     net of cash acquired                                                      (9,196,249)                        --
  Cash contributions to Horizon LLC                                              (620,000)                        --
                                                                              -----------                -----------
Net cash used in investing activities                                          (9,948,757)                  (344,438)
Financing activities:
  Payments of long-term debt                                                   (2,207,577)                (3,807,248)
  Proceeds from line of credit                                                         --                  1,300,000
  Net proceeds from issuance of common stock                                   12,139,026                    120,155
                                                                              -----------                -----------
Net cash provided by (used in) financing activities                             9,931,449                 (2,387,093)
                                                                              -----------                -----------
Net increase in cash and short term investments                                 4,167,892                  1,151,322
                                                                              -----------                -----------
Cash and short-term investments at beginning of period                          2,143,726                  3,167,036
                                                                              -----------                -----------
Cash and short-term investments at end of period                              $ 6,311,618                $ 4,318,358
                                                                              ===========                ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                  $   911,037                $    29,242
                                                                              ===========                ===========

    Income taxes                                                              $   288,838                $ 3,067,779
                                                                              ===========                ===========

Supplemental schedule of non-cash investing activities:
  Purchase of minority interest in Horizon LLC
    Fair value of assets acquired                                             $17,283,061
    Cash paid                                                                  (9,683,467)
    Conversion of equity investment                                            (4,351,737)
                                                                              -----------
    Liabilities assumed                                                       $ 3,247,857
                                                                              ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1.  ORGANIZATION

       Horizon Mental Health Management, Inc. ("Horizon" or the "Company") is a contract manager of mental health programs offered by general acute care hospitals in the United States. These management contracts are generally for terms ranging from three to five years, the majority of
       which have automatic renewal provisions.   Horizon currently has offices
       in Denton, Texas; Dallas, Texas; San Francisco, California; Chicago, Illinois; Tampa, Florida; and Boston, Massachusetts. On August 1, 1994 Horizon signed a contract with Horizon Mental Health Management, LLC (the "Horizon LLC") to have it manage all of Horizon's then existing management contract obligations for a 72.5% interest in the Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by Mental Health Management, Inc. ("MHM"), which signed a contract with the Horizon LLC on August 1, 1994 to have it manage all of MHM's then existing management contract obligations. Prior to the Company's acquisition of the minority interest of MHM in the Horizon LLC, as discussed below, certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles, and therefore the Horizon LLC was not consolidated with Horizon and Horizon accounted for its investment in the Horizon LLC by the equity method for the two quarters ending February 28, 1995. Prior to formation of the Horizon LLC, Horizon's contracts were managed through a wholly-owned subsidiary. The Horizon LLC contract stipulated that MHM, as a member in the Horizon LLC, would be allocated the first $1,750,000 of the Horizon LLC income for each of the two fiscal years ending August 31, 1995 and 1996. During the six months ended February 28, 1995, MHM was allocated a total of $1,750,000 of the Horizon LLC's income while Horizon was allocated $1,567,720 all in the second quarter.

       Upon completion of its initial public offering of common stock, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly-owned subsidiary of Horizon. The Horizon LLC has been consolidated with the Company effective March 1, 1995 through August 31,
       1995.   Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon.  (See Note 3)

       Horizon was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of the companies, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned and operated a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital of the two companies were transferred to Horizon.

        A subsidiary of Horizon leased and began operating Mountain Crest Hospital ("MCH") in December 1990. Just prior to the Horizon LLC formation, Horizon subleased MCH to MHM for a period commencing July 31, 1994 through December 31, 2000. Horizon, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of Horizon's guaranty. The sublease requires monthly rental payments to Horizon of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of May 31, 1996, Horizon has received $543,686 of the $1,200,000 resulting in future receipts of $656,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

        INITIAL PUBLIC OFFERING

        On March 13, 1995, the Company's initial public offering of 2,080,000 shares of common stock at an offering price to the public of $10.00 per share was declared effective by the Securities and Exchange Commission. Of the 2,080,000 shares of common stock offered, 1,321,233 shares were offered by Horizon and 758,767 shares were offered by a stockholder of the Company. On March 20, 1995, the Company completed the initial public offering, issued the common stock and received net proceeds of $11,324,141 (after deducting underwriting discounts and IPO costs of $1,888,189).

        On April 11, 1995, the Company sold an additional 78,767 shares of common stock at the initial offering price of $10.00 per share pursuant to the exercise of the overallotment option granted to the underwriters in the initial public offering. Net proceeds of $675,387 (after deducting underwriting discounts and IPO costs of $112,283) were received by the Company.

        PURCHASE OF MINORITY INTEREST

        On March 20, 1995, $9,683,467 of the $11,324,141 in net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in the Horizon LLC. The purchase transaction eliminated MHM's equity interest in the Horizon LLC ($2,794,715) and recognized an increase in intangible assets based upon the value of the Horizon LLC management contracts ($2,355,000). The remaining purchase price was recorded as goodwill ($4,533,752). The increase in contract value will be amortized over seven years and the goodwill over forty years. As a result of this transaction, the Horizon LLC was consolidated with the Company effective March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon's. (See Note 3)

        BASIS OF PRESENTATION (HISTORICAL AND PRO FORMA)

        The accompanying consolidated balance sheet at May 31, 1996, the consolidated statements of operations for the three and nine month periods ended May 31, 1995 and 1996, and the consolidated statements of cash flows for the nine months ended May 31, 1995 and 1996 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1995. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 1996, and the results of operations for the three months and nine months ended May 31, 1995 and 1996.

        The Pro Forma Consolidated Statement of Operations for the nine months ended May 31, 1995 give effect to the acquisition of the 27.5% interest in the Horizon LLC as if it had occurred at the beginning of the reported period. In addition, the assumption was made that the Company was taxed at a rate of 40% for both the three and nine month periods, the rate which would have been in effect if the Company had not had a net operating loss carryforward.

        Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments include securities with original maturities of three months or less when purchased.

        PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is provided on the straight-line basis over the assets' estimated useful lives. Routine maintenance and repair items are charged to current operations.

        NET REVENUES: Net revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined.

        Some management contracts include a clause which states that Horizon will indemnify the hospital for any third- party payor denials, including Medicare. At the time the charges are denied, an allowance for 100% of the disputed amount is recorded by Horizon. Management believes it has adequately provided for any potential adjustments that may result from final settlement of these denials.

        At May 31, 1996, Horizon had management contracts with 34 acute care hospitals directly owned or affiliated with Columbia/HCA Healthcare Corporation. These hospitals collectively accounted for approximately 26.1% of net revenues for the nine months ended May 31, 1996.

        The customers of Horizon are not concentrated in any specific geographic region, but are concentrated in the health care industry. Horizon generally does not require collateral to support outstanding accounts receivable.

        LONG-LIVED AND INTANGIBLE ASSETS: Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired is amortized on a straight-line basis over 40 years. Other intangible assets include management contracts and are amortized on a straight-line basis over seven years. The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), effective September 1, 1994. Under SFAS 121, the Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. As of May 31, 1996, no impairment losses have been incurred.

        INCOME TAXES:  Horizon has adopted Statement of Financial Accounting
        Standards ("SFAS") No. 109, "Accounting for Income Taxes."   SFAS 109
        generally requires an asset and liability approach and requires recognition of deferred tax assets and liabilities resulting from differing book and tax basis of assets and liabilities. It requires that deferred tax assets and liabilities be determined using the tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Under this method, future financial results will be impacted by the effect of changes in income tax rates on cumulative deferred income tax balances.

        NET INCOME (LOSS) PER SHARE: Net income (loss) per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Dilutive common equivalents consist of stock options calculated using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the date of the initial filing of the Registration Statement in the Company's initial public offering have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. All shares and per share data, except par value per share, have been retroactively adjusted to reflect the 2-for-1stock split of the Company's common stock (see Note 8).

        USE OF ESTIMATES: The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     3. INVESTMENT IN HORIZON LLC

        Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes prior to March 1, 1995. As a result of Horizon's March 20, 1995 acquisition of the minority interest of MHM in the Horizon LLC, the Horizon LLC became a wholly-owned subsidiary of Horizon and has been consolidated with the Company effective March 1, 1995.

        Summarized financial information for the Horizon LLC is as follows:

                                                           Six Months
                                                               Ended
                                                        February 28, 1995
                                                            (unaudited)
                                                        -----------------
        Net revenues                                    $     26,869,535

        Operating expenses                                    23,566,009

        Other income                                              44,507
                                                        ----------------
        Income before income taxes                             3,348,033

        Income tax expense                                        30,298
                                                        ----------------
        Net income                                      $      3,317,735

                                                        ================

                                                        February 28, 1995
                                                           (unaudited)
                                                        -----------------
        Current assets                                  $      9,688,529

        Noncurrent assets                                        848,136
                                                        ----------------
        Total assets                                    $     10,536,665
                                                        ================
        Current liabilities                             $      3,247,846

        Noncurrent liabilities                                        --
                                                        ----------------
          Total liabilities                                    3,247,846
                                                        ----------------
        Members' equity                                        7,288,819
                                                        ----------------
                                                        $     10,536,665
                                                        ================

        As of February 28, 1995, Horizon recognized its capital contributions and its share of net earnings of the Horizon LLC as an increase in its investment and recognized Horizon LLC distributions as a decrease in its investment. Horizon capital contributions totaled $3,420,000 through February 28, 1995. Distributions received by the Company from the Horizon LLC totaled $1,000,000 through February 28, 1995. The Company's share of the Horizon LLC's net earnings was $1,567,720 for the six months ended February 28, 1995. The Horizon LLC contract stipulated that MHM be allocated the first $1,750,000 of Horizon LLC net earnings in the fiscal year ended August 31, 1995. $1,750,000 was allocated to MHM during the six months ended February 28, 1995. On September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon.

     4. LONG-TERM DEBT

        At August 31, 1995 and May 31, 1996, Horizon had the following long-term debt:

                                                    August 31,      May 31,
                                                       1995          1996
                                                  -------------    ----------
  Texas Commerce Bank -
    Revolving credit facility                     $          --    $       --

  Promissory Note to OrNda HealthCorp,
    Due on November 30, 1999, interest
    Payable quarterly at prime plus 2%.
    Principal of $48,000 payable quarterly.           2,500,000            --
  Other                                                   7,248            --
                                                  -------------    ----------
                                                      2,507,248            --
                                                  -------------    ----------

  Less current maturities                                (7,248)           --
                                                  -------------    ----------
                                                  $   2,500,000    $       --
                                                  =============    ==========

        Horizon believes the fair market value of the Promissory Note was not in excess of the book value at August 31, 1995. On October 3, 1995, the Company paid OrNda $2,524,298 for the outstanding balance of the note plus accrued interest.

        Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with a maximum advance commitment of $11,000,000. On December 12, 1995, the Company paid TCB the outstanding balance of $1,300,000 originally advanced to the Company during the quarter ended November 30, 1995, plus accrued interest. As of May 31, 1996, the Company has borrowed $0 against the available line of credit, and has $7.9 million available for advances under the revolving credit facility.

        This note bears interest at (1) the lesser of the Floating Base Rate or the maximum non-usurious interest rate permitted by law and/or (2) the lesser of the LIBOR Rate plus LIBOR Margin or the maximum nonusurious interest rate permitted by law.

        Floating Base Rate means the greater of (i) TCB's prime rate of interest or (ii) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers plus one-half of one percent (.5%). LIBOR Rate means the quotient of (i) the Interbank Offered Rate divided by
        (ii) the remainder of 1.0 minus the LIBOR reserve requirement. LIBOR Margin is 1.25% to 1.75% depending on the debt coverage ratio.

        The original maturity date of this note is December 15, 1998; however, it may be extended to December 15, 2000 if certain debt coverage ratios are met.

     5. STOCK OPTIONS

        In accordance with Horizon's 1989 and 1995 Stock Option Plans, as amended, 1,287,895 shares of common stock have been reserved for grant to key employees. Of these, 663,070 options, 933,895 options, 940,845 options, and 939,395 options were issued and outstanding at August 31, 1993, 1994, 1995 and May 31, 1996 respectively. During fiscal 1993, 1994, and 1995 nonstatutory stock options to purchase 382,670 and 270,825 and 112,000 shares of common stock were granted with an exercise price of $1.50, $5.42, $6.00, $10.00, $11.125 or $13.375 per share, respectively. On September 1, 1995, the Company granted an additional 85,000 options under the 1995 Stock Option Plan at $14.625 per share subject to shareholder approval which was received on January 11, 1996. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. No options were canceled or expired during 1993 and 1994. However, during 1995 and 1996, 26,000 and 7,500 options granted to former officers were canceled respectively. During fiscal 1995, vested options of 67,500 and 11,550 were exercised by certain officers at exercise prices of $1.25 and $3.2125, respectively. The options are generally exercisable in cumulative installments over a four-year period and terminate 10 years from the date of grant; 270,170 options were exercisable at August 31, 1995. During fiscal 1996, vested options of 28,000 at $0.75, 15,200 at $1.25 and 37,750 at $1.50 have been exercised by certain officers. Exercisable options total 265,102 at May 31, 1996.

        On April 28, 1995 the board of directors created a stock option plan for outside directors owning less than 5% of the stock of the Company. 100,000 shares of common stock are reserved for issuance under this plan. As of May 31, 1996 a total of 40,000 options are issued and outstanding. This plan has been amended and restated to also provide for 2,000 option grants to each eligible director each time he is re-elected to the board after having served as a director for at least one year since his initial grant under the plan.

        On April 1, 1996 the Company filed an S-8 registration statement which registered 1,369,699 shares granted to or eligible for granting to employees and directors under the 1989 and 1995 stock option plans, as amended, and the outside director stock option plan. This registration includes a separate reoffer prospectus to allow any shares issued in the future and most previously exercised shares under the 1989 and 1995 stock option plans to be traded at any time without any holding period or volume restrictions.

     6. PROVISION FOR INCOME TAXES

        The Company recorded federal and state income taxes for the three and nine months ended May 31, 1996, in the amount of $960,948 and $2,648,126, respectively, resulting in a combined tax rate of 39.9% and 39.7%, respectively. Although the company is utilizing its Section 382 net operating loss carryforwards, the benefit from utilization is reflected through a change in deferred taxes rather than a benefit to income tax expense.

    7.  COMMITMENTS AND CONTINGENCIES

        Horizon leases various office facilities and equipment under operating leases. The following is a schedule, as of May 31, 1996, of minimum rental payments under these leases which expire at various dates:


          Three months ending August 31, 1996                    $    143,218
          For the year ending August 31, 1997                         544,706
          For the year ending August 31, 1998                         470,787
          For the year ending August 31, 1999                         332,113
          For the year ending August 31, 2000                         290,211
          For the years ending August 31, 2001 and thereafter         301,849
                                                                 ------------

                                                                 $  2,082,884
                                                                 ============

        Horizon is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

        Horizon is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation would not be in excess of any reserves or have a material adverse effect on Horizon's financial position or results of operations.

     8. COMMON STOCK

        On March 30, 1994, Horizon effected a two-for-one common stock split, increasing the number of authorized common shares from 2,000,000 to 4,000,000. The par value of such stock remained at $0.01 per share, thereby causing $10,410 originally recorded as additional paid-in capital to be reclassified as common stock. Upon effecting the stock split, the stock options and their related exercise prices were doubled and halved, respectively.

        On February 1, 1995, Horizon increased the number of its authorized common shares to 10,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

      The Company was formed in July 1989 for the purpose of acquiring all the assets of two companies. One company, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned and operated a freestanding psychiatric hospital in California. Although Horizon owned, leased or managed a few freestanding psychiatric or substance abuse facilities beginning March 1, 1990, the mental health contract management business formed by Horizon's predecessor in 1981 has been Horizon's primary business since subleasing its last remaining freestanding psychiatric hospital on July 31, 1994.

      Effective August 1, 1994, Horizon and Mental Health Management ("MHM") formed the Horizon LLC. Horizon and MHM owned 72.5% and 27.5% of the Horizon LLC, respectively as of February 28, 1995. The Horizon LLC assumed responsibility for the performance of 39 MHM management contracts (37 of which had commenced operations) and all management contracts of the Company. Prior to Horizon's purchase of the minority interest of MHM in the Horizon LLC as discussed below, certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with Horizon for accounting purposes for the two quarters ending February 28, 1995. On March 20, 1995, Horizon acquired the 27.5% interest in the Horizon LLC held by MHM, thus effective March 1, 1995, all of the mental health contract management business has been accounted for on a consolidated basis in the financial statements of the Company. Therefore, the operating results of the Company for the nine months ended May 31, 1996, have changed materially due to this event as compared to the corresponding period in the prior fiscal year.

      Mental Health Outcomes, Inc. ("MHO, Inc."), a Delaware corporation, was formed on August 10, 1995 and is engaged in the design and operation of outcome measurement systems for psychiatric and chemical dependency providers. MHO, Inc. is a wholly owned subsidiary of Horizon.

      Horizon, which had previously traded on the American Stock Exchange under the symbol "HMH", began trading on the Nasdaq National Market on May 7, 1996, under the symbol "HMHM".

      At May 31, 1996, the Company had management contracts with 122 general acute care hospitals located in 36 states, providing for the operation of a total 178 various treatment programs.

                            SUMMARY STATISTICAL DATA



                                                 August 31,
                                      -------------------------------     November 30,    February 29,     May 31,
                                      1993         1994*         1995        1995           1996            1996
                                      -------------------------------     ----------------------------------------
NUMBER OF CONTRACT LOCATIONS:

  Contract locations in operation       43           99           100         102            103             104
  Contract locations signed
   and unopened                          8            9            12          12             12              18
                                       ---          ---           ---         ---            ---             ---
  Total contract locations              51          108           112         114            115             122
                                       ===          ===           ===         ===            ===             ===

SERVICES COVERED BY CONTRACTS
  IN OPERATION:

  Inpatient (A)                         44           89            91          92             92              94
  Partial hospitalization (A)           18           45            55          59             61              64
  Outpatient                             4            7             8          10             12              14
  Home health                           --            1             1           3              6               6
  CQI Plus                              --           20            45          50             54              60

TYPES OF TREATMENT PROGRAMS
  IN OPERATION:

  Geropsychiatric (A)                   31           75            92          98            106             112
  Adult psychiatric (A)                 29           60            57          60             58              56
  Substance abuse (A)                    5            4             3           4              5               6
  Other (A)                              1            3             2           2              2               4

                                                                                          Three Months Ended
                                                 Year Ended August 31,          -----------------------------------
                                             ---------------------------        November 30,  February 29,  May 31,
                                             1993        1994*      1995            1995         1996         1996
                                             ---------------------------        ------------------------------------
CHANGES IN NUMBER OF CONTRACTS:

  Beginning number of contracts                45          51        108             112          114          115
  Contracts added                              17          66*        28               6            4           12
  Contracts ended                              11           9         24               4            3            5
                                             ----       -----       ----            ----          ---          ---
  Ending number of contracts                   51         108        112             114          115          122
                                             ====       =====       ====            ====          ===          ===


* Reflects the assumption by the Horizon LLC of management responsibility under the 39 MHM contracts effective August 1, 1994, of which 37 contracts had commenced operations at that date.

(A) Beginning with the quarter ended February 29, 1996 a new methodology which redefined the statistical definition of an operating service or program was implemented. To avoid duplicity, multiple services/treatment programs within each category at one location are now being reported as a single service/treatment program where the predominant treatment defines the appropriate categories. As a result of this reporting change, the prior four
(4) periods have been restated as estimates based on the new reporting definition.

                             RESULTS OF OPERATIONS
     THREE AND NINE MONTHS ENDED MAY 31, 1995 (ACTUAL) AND MAY 31, 1996 (ACTUAL)

The following table sets forth for the three month and nine month periods ended May 31, 1995 and May 31, 1996, the percentage relationship to total net revenues of certain costs, expenses and income.


                                                      Three Months Ended              Nine Months Ended
                                                           May 31,                           May 31,
                                                      ------------------              -----------------
                                                        1995      1996                  1995     1996
                                                      --------  --------              --------  -------
         Revenues:
           Contract management revenues                  98.6%    99.1%                  96.7%   99.3%
           Other revenues                                 1.4       .9%                   3.3      .7%
                                                        -----    -----                  -----   -----

         Net revenues                                   100.0%   100.0%                 100.0%  100.0%
                                                        -----    -----                  -----   -----
         Operating costs and expenses
           Salaries and benefits                         52.9%    54.9%                  51.8%   55.1%
           Purchased services                            16.6%    13.8%                  17.1%   14.3%
           Provision for bad debts                         .7%      .2%                    .5%     .1%
           Depreciation and amortization                  2.0%     2.1%                   4.0%    2.1%
           Other                                         14.3%    14.3%                  14.0%   14.1%
                                                        -----    -----                  -----   -----

         Total operating costs and expenses              86.5%    85.3%                  87.4%   85.7%
                                                        -----    -----                  -----   -----

         Income from operations                          13.5%    14.7%                  12.6%   14.3%

         Interest and other income (expense), net        (1.2)%     .5%                  (4.4)%    .4%
                                                        -----    -----                  -----   -----

         Income before income taxes                      12.3%    15.2%                   8.2%   14.7%

         Income taxes                                     1.8%     6.1%                   2.9%    5.8%

         Equity in net earnings of Horizon LLC             --       --                   10.5%     --

         Net income                                      10.5%     9.1%                  15.8%    8.9%
                                                        =====    =====                  =====   =====

         Number of contracts in operation, end of
         period                                           100      104                    100     104

         THREE MONTHS ENDED MAY 31, 1996 COMPARED TO THE THREE MONTHS
                       ENDED MAY 31, 1995 (HISTORICAL)


         Net Revenues. Net revenues for the three months ended May 31, 1996 were $15.8 million, representing an increase of $1.2 million, or 8.2%, as compared to net revenues of $14.6 million for the corresponding period in the prior fiscal year. Revenues for the period increased $165,000, or 1.1%, as a result of lower revenue generating contracts having been replaced with higher revenue generating contracts. In addition, revenues increased $1.0 million, or 7.0%, at locations that have been under Horizon management during all periods being reported. This was the result of an average price increase of 3.1% and the addition of new programs, the most significant of which was a 52.9% increase in partial program management fees and secondly, a 37.4% increase in CQI Plus fees. In addition, although patient volumes decreased by 3.1% between the periods, this decline was offset by increased patient volumes at certain significant programs and favorable changes in existing fee structures.

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 1996 were $8.7 million, representing an increase of $1.0 million, or 13.0%, as compared to salaries and benefits of $7.7 million for the corresponding period in the prior fiscal year. This increase resulted from an increase in the full time equivalents from 565.2 for the three months ended May 31, 1995, to 607.2 for the three months ended May 31, 1996, an increase of 7.4%. Full time equivalents increased between the periods as follows:

                         May 31,       May 31,
                          1995          1996        Increase       % Increase
                        ---------     ---------     ---------     ------------
   General Office         57.7         72.9         15.2            26.3%
   Regional Offices       37.8         42.4          4.6            12.2%
   Contract Locations    469.7        491.9         22.2             4.7%
                        ------       ------
                         565.2        607.2

         The increase in general office full time equivalents of 26.3% results from the development of the Company's Provider Billing Services Department and its expansion of Mental Health Outcomes, Inc. The increase in regional office full time equivalents of 12.2% results from the opening of a fifth regional office in Tampa, Florida in March 1995. The increase in contract location full time equivalents of 4.7% results from an increase in the number of operational programs between periods. Annualized salaries and benefits per full time equivalent for the three months ended May 31, 1996 were $57,236, representing an increase of $2,486, or 4.5%, as compared to annualized salaries and benefits per full time equivalent of $54,750 for the three months ended May 31, 1995.
In addition, benefits increased due to an increase in the health insurance allocation from $289,000 for the three months ended May 31, 1995, to $448,000 for the three months ended May 31, 1996, representing an increase of $159,000, or 54.9%. This increase resulted primarily from an increase in the amount of claims paid from $303,000 for the three months ended May 31, 1995, to $418,000 for the three months ended May 31, 1996, an increase of $115,000, or 38.0%.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 1996 were $332,000, representing an increase of $36,000, or 12.2%, as compared to depreciation and amortization expenses of $296,000 for the corresponding period in the prior fiscal year. This increase results from the depreciation expenses of additional equipment purchased for the operation of its contract management business, offset by a decrease in depreciation expense related to those items that no longer have a depreciable basis during the three months ended May 31, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 1996, were $4.5 million, representing a decrease of $100,000, or 2.2%, as compared to other operating expenses of $4.6 million for the corresponding period in the prior fiscal year. The change is primarily due to fluctuations in other purchased services and other operating expenses. Other purchased services decreased $160,000 due to non-recurring contracted service fees incurred during the three months ended May 31, 1995. Other operating expenses increased due to $485,000 in new contract capital contributions (facility renovations) for the three months ended May 31, 1996, as compared to $75,000 for the three months ended May 31, 1995. In addition, a decrease occurred in other operating expenses due to a reduction of $326,000 in a potential working capital settlement related to the freestanding psychiatric hospital in California, formerly owned by the Company.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the three months ended May 31, 1996 was $87,000, as compared to ($176,000) in net interest expense for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense for the quarter of $306,000 resulting from a reduction in the principal balance of related party debt from $9.9 million at May 31, 1995 to $0 during the current quarter. Additionally, interest income decreased $43,000 or 33.1% which is primarily the result of a decrease in cash of $2.0 million or 32.0% when compared to the same period last year.

         Income Tax Expense. For the three month period ended May 31, 1996, the Company recorded federal and state income taxes of $961,000 resulting in a combined tax rate of 39.9%. For this period, the benefit from the utilization of net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense. For the three month period ended May 31, 1995, the Company recorded federal and state income taxes of $269,000, resulting in a combined tax rate of 14.9%. For this period, the Company utilized (with limitation) available net operating loss carryforwards which reduced both federal and state income tax expense.

           NINE MONTHS ENDED MAY 31, 1996 COMPARED TO THE NINE MONTHS ENDED
                           MAY 31, 1995 (HISTORICAL)


         Effective August 1, 1994, the Horizon LLC assumed management responsibility for all of the contract management business of the Company in return for all of the economic benefits accruing thereafter from the management contracts of the Company. Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes for the six months ended February 28, 1995, and Horizon accounted for its investment in the Horizon LLC by the equity method through such date. Under the equity method, the revenues and expenses of the Horizon LLC for the period in question are excluded from Horizon's revenues and expenses, but Horizon's share of the Horizon LLC's net income for such period is included in Horizon's net income as "Net Earnings from Equity Investment in Horizon LLC." As a result of Horizon's acquisition of the 27.5% minority interest in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon. Therefore, the operating results of the Company for the nine months ended May 31, 1996, have changed materially due to this event as compared to the corresponding period in the prior fiscal year.

         Net Revenues. Net revenues for the nine months ended May 31, 1996, were $45.5 million, representing an increase of $30.6 million, or 205.4%, as compared to net revenues of $14.9 million for the corresponding period in the prior fiscal year.

         Salaries and Benefits. Salaries and benefits expenses for the nine months ended May 31, 1996 were $25.1 million, representing an increase of $17.4 million, or 226.0% as compared to salaries and benefits of $7.7 million for the corresponding period in the prior fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 1996, were $974,000, representing an increase of $376,000, or 62.9%, as compared to depreciation and amortization expenses of $598,000 for the corresponding period in the prior fiscal year. $237,000 of this increase is due to the amortization of additional goodwill of $4.9 million and contract valuation of $2.4 million resulting from the acquisition of MHM's 27.5% minority interest in the Horizon LLC. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business, offset by a decrease in depreciation expense related to those items that no longer have a depreciable basis during the nine months ended May 31, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 1996, were $13.0 million, representing an increase of $8.3 million, or 176.6%, as compared to other operating expenses of $4.7 million for the corresponding period in the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the nine months ended May 31, 1996 was $197,000, as compared to net interest expense of ($650,000) for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense associated with the reduction in the amount of principal outstanding on the Company's related party long term debt from $9.9 million at May 31, 1995 to $0 at May 31, 1996.

         Income Tax Expense. For the nine month period ended May 31, 1996, the Company recorded federal and state income taxes of $2,648,000, resulting in a combined tax rate of 39.7%. For this period, the benefit from utilization of net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense. For the nine month period ended May 31, 1995, the Company recorded federal and state income taxes of $426,000, resulting in a combined tax rate of 15.3%. For this period, the Company utilized (with limitation) available net operating loss carryforwards which reduced both federal and state income tax expense.

                             RESULTS OF OPERATIONS
  THREE AND NINE MONTHS ENDED MAY 31, 1995 (PRO FORMA) AND MAY 31, 1996 (ACTUAL)

The Pro Forma Consolidated Statements of Operations give effect to the acquisition of the 27.5% interest of MHM in the Horizon LLC as if it had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company had not had a net operating loss carryforward during fiscal 1995.

The following table sets forth for the three and nine months ended May 31, 1995 (Pro Forma) and May 31, 1996 (Actual), the percentage relationship to total net revenues of certain costs, expenses, and income.


                                                Three Months Ended                    Nine Months Ended
                                                      May 31                               May 31
                                           --------------------------             -----------------------
                                               1995           1996                  1995          1996
                                            ----------     ----------             ---------    ----------
                                            Pro Forma                             Pro Forma
  Revenues:
    Contract management revenues                98.6%          99.1%                99.5%           99.3
    Other revenues                               1.4             .9%                  .5              .7
                                               -----          -----                -----           -----

  Net revenues                                 100.0%         100.0%               100.0%          100.0
                                               -----          -----                -----           -----

  Operating costs and expenses
    Salaries and benefits                       52.9%          54.9%                53.4%           55.1
    Purchased services                          16.6%          13.8%                16.7%           14.3
    Provision for bad debts                       .7%            .2%                 1.9%             .1
    Depreciation and amortization                2.0%           2.1%                 2.0%            2.1
    Other                                       14.3%          14.3%                14.0%           14.1
                                               -----          -----                -----           -----

  Total operating costs and expenses            86.5%          85.3%                88.0%           85.7
                                               -----          -----                -----           -----

  Income from operations                        13.5%          14.7%                12.0%           14.3

  Interest and other income (expense), net      (1.2)%           .5%                (1.5)%            .4
                                               -----          -----                -----           -----

  Income before income taxes                    12.3%          15.2%                10.5%           14.7

  Income taxes                                   4.9%           6.1%                 4.2%            5.8

  Net income                                     7.4%           9.1%                 6.3%            8.9
                                               =====          =====                =====           =====

  Number of contracts in operation, end of
  period                                         100            104                  100             104

              THREE MONTHS ENDED MAY 31, 1996 (ACTUAL) COMPARED
              TO THE THREE MONTHS ENDED MAY 31, 1995 (PRO FORMA)


         As a result of the acquisition of the minority interest of MHM (effective March 20, 1995), the Horizon LLC became a wholly-owned subsidiary of Horizon and the Horizon LLC has been consolidated with the Company effective March 1, 1995. Therefore, with the exception of income tax expense, the operating results for the three months ended May 31, 1995 do not require Pro Forma presentation and are reflected at actual. See pages 19 and 20 for the applicable discussion. Pro Forma income tax expense is reflected under the assumption that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company had not had a net operating loss carryforward during fiscal 1995.

         Income Tax Expense. For the three month period ended May 31, 1996, the Company recorded federal and state income taxes of $961,000 (Actual) resulting in a combined tax rate of 39.9%. For this period, the benefit from the utilization of net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense. For the three month period ended May 31, 1995, the Company recorded federal and state income taxes of $722,000 (Pro Forma), based upon an assumption of a 40% effective tax rate. The increase corresponds to an increase in income before taxes between the periods of $601,000.

               NINE MONTHS ENDED MAY 31, 1996 (ACTUAL) COMPARED
              TO THE NINE MONTHS ENDED MAY 31, 1995 (PRO FORMA)


         The Pro Forma operating results give effect to the acquisition of the 27.5% interest of MHM in the Horizon LLC as if it had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company had not had a net operating loss carryforward during fiscal 1995.

         Net Revenues. Net revenues for the nine months ended May 31, 1996 were $45.5 million (Actual), representing an increase of $3.8 million, or 9.1%, as compared to net revenues of $41.7 million (Pro Forma) for the corresponding period in the prior fiscal year. Revenues for the period increased $1.4 million, or 3.3%, as a result of lower revenue generating contracts having been replaced with higher revenue generating contracts. In addition, revenues increased $2.5 million, or 5.9%, at locations that have been under Horizon management during all periods being reported. This was the result of an average price increase of 3.1% and the addition of new programs, the most significant of which was a 86.0% increase in CQI Plus fees between the periods. In addition, although patient volumes decreased by 3.9% between the periods, this decline was offset by increased patient volumes at certain significant programs and favorable changes in existing fee structures.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 1996 were $25.1 million (Actual), representing an increase of $2.8 million, or 12.6%, as compared to salaries and benefits of $22.3 million (Pro Forma) for the corresponding period in the prior fiscal year. This increase resulted from the increase in the full time equivalents from 545.9 for the nine months ended May 31, 1995, to 599.4 for the nine months ended May 31, 1996, an increase of 9.8%. Full time equivalents increased between the periods as follows:

                                              May 31,          May 31,
                                                1995            1996       Increase     % Increase
                                           ------------   ------------   ----------     ----------
                 General Office                52.4            69.2         16.8              32.1%
                 Regional Offices              36.5            43.6          7.1              19.5%
                 Contract Locations           457.0           486.6         29.6               6.5%
                                              -----           -----
                                              545.9           599.4

         The increase in general office full time equivalents of 32.1% results from the development of the Company's Provider Billing Services Department and its expansion of Mental Health Outcomes, Inc. The increase in regional office full time equivalents of 19.5% results from the opening of a fifth regional office in Tampa, Florida in March 1995. The increase in contract location full time equivalents of 6.5% results from an increase in the number of operational programs between periods. Annualized salaries and benefits per full time equivalent for the nine months ended May 31, 1996 were $55,816 representing an increase of $1,416, or 2.6%, as compared to annualized salaries and benefits per average full time equivalent of $54,400 for the nine months ended May 31, 1995.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 1996 were $974,000 (Actual), representing an increase of $113,000, or 13.1%, as compared to depreciation and amortization expenses of $861,000 (Pro Forma) for the corresponding period in the prior fiscal year. This increase results from the depreciation expenses of additional equipment purchased for the operation of its contract management business, offset by a decrease in depreciation expense related to those items that no longer have a depreciable basis during the nine months ended May 31, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 1996, were $13.0 million (Actual), representing a decrease of $600,000, or 4.4%, as compared to other operating expenses of $13.6 million (Pro Forma) for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $404,000 decrease in Medical Directors' administrative fees as compared to the same period in the prior year primarily as a result of successful contract negotiations with physicians on a permanent basis to provide administrative services which has minimized the usage of Locum Tenens Physicians (ie., contracting with physicians/physician placement services to provide qualified individuals to perform administrative duties on a temporary basis). Additionally, certain physician contracts have been renegotiated resulting in a general lowering of compensatory fees.

         Bad debt expense decreased $728,000 as the nine months ended May 31, 1995 expense of $771,000 was inordinately high due to the non-timely payment by contracted hospitals, reserves for possible partial program denials by Medicare and an increase in reserves relating to physician loans. Conversely, bad debt expense for the nine months ended May 31, 1996 was lower due to timely payment by contracted hospitals, favorable settlements of past due balances and the favorable outcome of the appeals process relating to Medicare partial program denials.

         Other operating expenses increased due to $485,000 in new contract capital contributions (facility renovations) for the nine months ended May 31, 1996, as compared to $75,000 for the nine months ended May 31, 1995. The expense for travel and entertainment increased $571,000 due to the expansion of the national sales force, clinical audit function and regional supervisory personnel, including the creation of the Tampa, Florida regional office. This new regional office and the expansion of the corporate facilities resulted in a $64,000 increase in rent expense. In addition, a decrease occurred in other operating expenses due to a reduction of $326,000 in a potential working capital settlement related to the freestanding psychiatric hospital in California, formerly owned by the Company. The Company's recruiting expenses decreased $266,000 primarily due to effectively reducing the cost of advertising for new personnel.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the nine months ended May 31, 1996 was $197,000 (Actual), as compared to net interest expense of ($605,000) (Pro Forma) for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense associated with the reduction in the amount of principal outstanding on the Company's related party long term debt from $9.9 million at May 31, 1995, to $0 at May 31, 1996.

         Income Tax Expense. For the nine month period ended May 31, 1996, the Company recorded federal and state income taxes of $2.7 million (Actual) resulting in a combined tax rate of 39.7%. For this period, the benefit from utilization of net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense. For the nine month period ended May 31, 1995, the Company recorded federal and state income taxes $1.7 million (Pro Forma), based upon an assumption of a 40% effective tax rate. The increase corresponds to an increase in income before taxes between the periods of $2.3 million.

LIQUIDITY AND CAPITAL RESOURCES


         On March 13, 1995, the Company's initial public offering of 2,080,000 shares of common stock at an offering price to the public of $10.00 per share was declared effective by the Securities and Exchange Commission. Of the 2,080,000 shares of common stock offered, 1,321,233 shares were offered by Horizon and 758,767 shares were offered by a stockholder of the Company. On March 20, 1995, the Company completed the initial public offering, issued the common stock and received net proceeds of $11,324,141 (after deducting underwriting discounts and IPO costs of $1,888,189).

         On April 11, 1995, the Company sold an additional 78,767 shares of common stock at the initial offering price of $10.00 per share pursuant to the exercise of the overallotment option granted to the underwriters in the initial public offering. Net proceeds of $675,387 (after deducting underwriting discounts and IPO costs of $112,283) were received by the Company.

         At August 31, 1995, the Company had $2.5 million in long-term debt payable to OrNda which it paid in full on October 3, 1995. In addition, effective September 29, 1995, the Company completed a transaction with Texas Commerce Bank, N.A. for an $11 million revolving credit facility. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of May 31, 1996, the Company had $7.9 million available under the revolving credit facility, of which the Company had borrowed $0 as of May 31, 1996. Under the terms of the facility, the principal outstanding thereunder to the Company from time to time cannot exceed the lesser of (i) $11.0 million and (ii) the sum of 80% of the Company's consolidated eligible accounts receivable, as defined, plus additional amounts up to $3,372,450 based on specified time periods and the Company's debt coverage ratio, as defined, less certain reserves. Principal outstanding under the facility will bear interest at a "Floating Base Rate" and/or the "LIBOR Rate plus Applicable LIBOR Margin", as selected by the Company in accordance with the terms of the facility. See Note 4 to the Company's Consolidated Financial Statements included herein. Accrued interest will be payable monthly during the primary term of the facility, and quarterly thereafter if the term of the facility is extended. Depending upon the Company's debt coverage ratio at December 15, 1998 principal borrowed under the facility will either be due in full on such date, or a portion of such principal will be due on such date and the remainder will be due in eight equal quarterly installments thereafter ending December 15, 2000.

         The Company is subject to certain covenants under the agreements governing the new facility, including prohibitions against (i) incurring additional debt or liens, except permitted debt (defined to include purchase money debt of $1.0 million in the aggregate) or specified permitted liens, (ii) certain material acquisitions, other than permitted acquisitions as defined (including acquisitions not exceeding $7.0 million per transaction), (iii) certain mergers, consolidations, or asset dispositions by the Company, or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) entering into any lines of business other than that in which the Company is presently engaged. In addition, the terms of the facility require the Company to satisfy certain ongoing financial covenants. The facility is secured by all of the capital stock of the subsidiaries of the Company and substantially all other assets of the Company.

         On December 20, 1995 the Company entered into a lease agreement with a term of approximately five years for a building to be constructed to the Company's specifications. Rent payments will commence under the lease upon completion of the building and issuance of a certificate of occupancy. In connection with the lease transaction, the Company has guaranteed a loan of $863,000. The loan was to the landlord. The Company also agreed to purchase the leased building at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease.

         The Company believes that its net working capital of $5.2 million including cash of $4.3 million and the funds available under the revolving credit facility of $7.9 million will be sufficient to cover all cash requirements over the next twelve months including estimated capital expenditures of $1.5 million. The Company generated $4.3 million in net cash from operations during the nine months ended May 31, 1996.

         Statements contained herein and in various public presentations that are based on future expectations rather than on historical facts are forward-looking statements as defined under The Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those in any such forward-looking statement include but are not limited to demand by general hospitals for our services, our ability to retain existing management contracts and to sell additional contracts, changes in reimbursement to general hospitals by Medicare or other third-party payors for costs of providing mental health services, changes to other regulatory provisions relating to mental health services, overall economic conditions and various other risks as outlined in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

              (a)  Exhibits

                 The following documents are filed as part of this report:

                  3.1 Certificate of Incorporation of the Company as amended (incorporated herein by reference to Exhibit
                          3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-88314)) as filed with the Commission on February 16, 1995.

                  3.2     Amended   and   Restated  Bylaws  of  the Company as
                          amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-88314)) as filed with the Commission on February 16, 1995.

                 11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

                 27.1     Financial Data Schedule (filed herewith).



         (b)  Reports

                 No reports of Form 8-K were filed by the Company during the quarter ended May 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HORIZON MENTAL HEALTH MANAGEMENT, INC.





Date:
     -----------------------     ----------------------------------------------
                                 By: James W. McAtee
                                     Executive Vice President, Finance &
                                     Administration (Principal Financial
                                     and Chief Accounting Officer)

                               INDEX TO EXHIBITS


                                                                                                       SEQUENTIALLY
               EXHIBIT NO.                                                                            NUMBERED PAGES
               -----------                                                                            --------------
                  3.1     Certificate of Incorporation of the Company as amended
                          (incorporated herein by reference to Exhibit 3.1 to
                          Amendment No. 2 to the Company's Registration Statement
                          on Form S-1 (Registration Number 33-88314)) as filed with
                          the Commission on February 16, 1995.

                  3.2     Amended and Restated Bylaws of the Company as amended
                          (incorporated herein by reference to Exhibit 3.2 to Amendment
                          No. 2 to the Company's Registration Statement on Form S-1
                          (Registration Number 33-88314)) as filed with the Commission on February 16, 1995.

                 11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

                 27.1     Financial Data Schedule (filed herewith).