Form 10-K
period 1996-08-31
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1996-11-15
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended August 31, 1996

                                       or

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

               Commission File number           1-13626

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
        -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            75-2293354
      -------------------------------    ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

                            1500 Waters Ridge Drive
                      Lewisville, Texas 75057-6011
              ------------------------------------------------
          (Address of principal executive offices, including zip code)

                               (972) 420-8200
                    -------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.      [X]

As of November 10, 1996, there were 3,650,677 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares
of such stock held by non-affiliates of the registrant was   $66,423,685.
Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 29, 1997.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

PART I                                                                      PAGE
         Item  1.   Business  . . . . . . . . . . . . . . . . . . . . . . . .  3

         Item  2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . 16

         Item  3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . 16

         Item  4.   Submission of Matters to a Vote of Security Holders   . . 17


PART II

         Item  5.   Market for the Company's Common Stock
                       and Related Stockholder Matters  . . . . . . . . . . . 18

         Item  6.   Selected Financial Data   . . . . . . . . . . . . . . . . 19

         Item  7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations    . . . . . . . . 22

         Item  8.   Financial Statements and Supplementary Data   . . . . . . 37

         Item  9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure  . . . . . . . . . 38

PART III

         Item 10.   Directors and Executive Officers of the Registrant  . . . 39

         Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . . 39

         Item 12.   Security Ownership of Certain Beneficial Owners and
                       Management   . . . . . . . . . . . . . . . . . . . . . 39

         Item 13.   Certain Relationships and Related Transactions  . . . . . 39

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 40

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Horizon Mental Health Management, Inc. ("Horizon" or the "Company"), directly and through its wholly owned subsidiaries, is the leading contract manager of mental health programs offered by general acute care hospitals in the United States. Horizon's contract management services enable its client hospitals to expand the clinical services provided to the community by the hospital. The treatment programs managed by Horizon provide a continuum of mental health services, including inpatient hospitalization, partial hospitalization (or day treatment), outpatient and home health services. In addition, Horizon has developed and offers as an additional service a sophisticated outcome measurement system that permits the client hospital to demonstrate clinical results of the treatment programs to third-party payors and that assists the clinical staff in evaluating the effectiveness of the treatment programs.

     Horizon was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health programs for general acute care hospitals in 1981. The Company has grown primarily on an internal basis increasing both the number of its management contracts and the number and variety of its treatment programs and services. The Company had management contracts with 108, 112 and 123 general acute care hospitals at August 31, 1994, 1995 and 1996, respectively, of which 99, 100 and 107, respectively, had programs in operation on such dates.

     At October 25, 1996, Horizon had management contracts with 122 general acute care hospitals located in 36 states. As of that date, 107 of the contracts were in operation covering 189 various treatment programs. At present, Horizon primarily manages geropsychiatric mental health treatment programs (mental health programs for the elderly) and adult psychiatric mental health treatment programs. In addition, the Company manages six substance abuse treatment programs. Of the treatment programs in operation at October 25, 1996, nine provided outpatient services and twelve provided home health mental health services which the Company initiated as a new service in August 1994. In addition to the 189 various treatment programs at October 25, 1996, the Company had 64 contracts to provide its outcome measurement services which it initiated as a new service in February 1994.

     Effective August 1, 1994, Horizon and Mental Health Management, Inc. ("MHM") formed Horizon Mental Health Management, L.L.C. ("Horizon LLC"). Horizon and MHM owned 72.5% and 27.5% of the Horizon LLC, respectively. On such date, the Horizon LLC assumed management responsibility for the performance of 39 MHM management contracts (of which 37 were in operation). Twenty-three of such contracts were still in operation and included in the management contracts of the Company at August 31, 1996 noted above.

     Horizon consummated an initial public offering of its common stock in March 1995, and closed the sale of additional shares pursuant to the underwriters' over-allotment option in April 1995. Of the $11,999,528 net proceeds to the Company from the offering, $9,683,467 was used in March 1995 to purchase the entire minority interest of MHM in the Horizon LLC which at that time became a wholly owned subsidiary of the Company. The Horizon LLC was consolidated with the Company from March 1, 1995 through August 31, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon. During fiscal 1995, Horizon substantially reduced the balance of its outstanding long-term indebtedness which it paid in full in October 1995. In September 1995, the Company entered into an $11 million revolving credit agreement with a bank under which it had no outstanding loan amount at October 31, 1996.

     On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a 6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on the pre-tax income of PPS in future years.

     The Company's executive offices are located at 1500 Waters Ridge Drive, Lewisville, Texas 75057-6011. Its telephone number is (972) 420-8200.

MENTAL HEALTH SERVICES INDUSTRY

     A major shift has occurred in the delivery of mental health services away from the public sector to the private sector. Concern about increasing mental health expenditures, especially in the private sector, and publicity about questionable admission and other practices of certain mental health care providers have changed the way mental health services are provided. Partial hospitalization (or day treatment), outpatient treatment, short-term crisis intervention, residential treatment and employee assistance plans are examples of programs that have been designed as alternatives and complements to inpatient care.

     Payors are increasingly using managed care methods to review and require pre-approval for mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources efficiently. In response to the growing influence of managed care, integrated delivery systems are forming in many communities. Integrated delivery systems are alliances of health care facilities and providers designed to offer a complete range of health care services in order to serve effectively the growing number of patients covered by managed care plans. The Company believes that general acute care hospitals are an essential component of these integrated delivery systems.

     The Company also believes that, due to higher costs for ancillary medical services, it costs freestanding psychiatric hospitals more to provide mental health services than it costs general acute care hospitals to provide inpatient and partial hospitalization mental health services. Inpatient and partial hospitalization services associated with general acute care hospitals have inherently lower costs due to the ability of such hospitals to utilize excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical care on-site and in a more cost effective manner than freestanding psychiatric hospitals. The Company believes that patients and their families are more comfortable seeking treatment in a community based general acute care hospital than in a freestanding psychiatric hospital. Unlike freestanding psychiatric hospitals, most patients of general acute care hospital-based mental health programs are referred by the hospital's medical staff or result from the hospital's reputation in the community. Furthermore, unlike general acute care hospitals, freestanding psychiatric hospitals are not presently eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults.

MARKET FOR MENTAL HEALTH MANAGEMENT SERVICES

     In addition to the traditional role of providing food service and housekeeping contract management services, independent contract management companies are increasingly managing key clinical departments of general acute care hospitals, including emergency, anesthesia, physical therapy and psychiatric. Hospitals outsource mental health programs to independent management companies for several reasons, including:

     o Expertise necessary for the development, management and clinical operation of mental health programs differs from that for traditional medical/surgical services.

     o Hospitals may lack access to skilled psychiatric professionals and the support staff needed to operate mental health programs.

     o Hospitals may lack expertise in the marketing and development activities required to support mental health programs.

     o Hospitals may lack expertise necessary to design and operate mental health programs that qualify as distinct part units ("DPUs") exempt from the Medicare diagnosis related groups ("DRGs") system and that satisfy regulatory, licensing and accreditation requirements.

     Horizon believes that its expertise in the development and management of cost-effective mental health programs, complemented by its sophisticated outcome measurement system, make its management services attractive to general acute care hospitals. Horizon believes that hospitals both with and without existing mental health programs are potential clients. At October 25, 1996, approximately 68% of Horizon's contracts were for mental health programs that did not exist in the hospital prior to Horizon's engagement and approximately 32% were for programs that existed in the hospital prior to Horizon's engagement.

     The Company believes that significant demand exists for programs offering a complete continuum of mental health services. In addition, the Company believes that general acute care hospital-based mental health programs providing inpatient, partial hospitalization, outpatient and home health services, complemented by a sophisticated quality and outcome measurement system and by oversight and utilization review under the hospital's medical staff, are more flexible and attractive partners in integrated delivery systems.

HORIZON STRATEGY

     Horizon's strategy is to (i) pursue aggressively new management contracts,
(ii) continue to develop all elements of the continuum of mental health services with existing clients, (iii) emphasize its outcome measurement system as an additional service and (iv) expand its management of outpatient mental health services.

     New Management Contracts

     The Company believes that there is a substantial opportunity to provide mental health contract management services to general acute care hospitals in the United States. The Company utilizes a systematic approach to identify potential client hospitals with a database containing comprehensive financial and other information on more than 5,000 general acute care hospitals in the United States. The Company develops a select list of potential clients which is reviewed and updated on an ongoing basis and aggressively markets to such potential clients emphasizing the Company's expertise in managing the continuum of mental health services and the benefits to the potential clients of offering mental health programs. The Company's sales efforts also emphasize the value of quality, independently managed hospital-based mental health programs to integrated delivery systems, managed care companies and other payors.

     The Company intends to continue to emphasize the area of geropsychiatric programs in general acute care hospitals. At October 25, 1996, approximately 68% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illnesses also have physical problems that make the general acute care hospital environment the most appropriate site for their care. The Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes Horizon's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization and home health services that permit the patient to be treated in the most cost-effective environment. Horizon has developed a particular expertise in assisting hospitals to receive Medicare approval and in developing specialized psychiatric programs for the elderly.

     The Continuum of Mental Health Services

     The Company believes that general acute care hospitals need to be able to offer a broad array of health care services in order to develop or participate in integrated delivery systems responsive to the demands of managed care companies and other third-party payors. The development of other mental health services in addition to inpatient hospitalization services has been a key focus in the Company's efforts to provide management services covering the full continuum of mental health services. Prior to 1990, the Company focused only on the management of programs offering inpatient services. Since that time, it has expanded its management services to cover additional elements of the continuum of mental health services, including partial hospitalization, outpatient and home health services.

     The Company's CQI+ Outcome Measurement System

     The Company intends to continue to emphasize its CQI+ Outcome Measurement System, which provides outcome information regarding the effectiveness of a client hospital's mental health programs. The availability of such information is intended to enable the Company and its client hospitals to demonstrate to third-party payors whether patients are improving as a result of the treatment provided. It also provides the Company and the client hospital with a valuable tool to compare clinical results and refine clinical treatment programs. With the growth of managed care, the Company believes that its CQI+ System will become a more important component of the services it provides.

     Management of Outpatient Mental Health Services

     Historically, the Company did not pursue the management of outpatient services because it did not want to compete with or duplicate the services traditionally provided in the offices of psychiatrists and other mental health professionals. Recently, however, mental health professionals have sought outside management expertise in organizing various practice affiliations in order to compete effectively for managed care business. Horizon intends to expand its management of outpatient services and assist psychiatrists, psychologists, social workers and other mental health care professionals in developing and managing mental health outpatient services as part of integrated delivery systems or as independent provider networks. Horizon believes that its existing relationships with 157 psychiatric medical directors at the contract locations as of October 25, 1996 provide a significant opportunity for the development of additional outpatient management services. The Company intends to utilize its marketing, outcome measurement, utilization review and clinical management expertise to expand its management of outpatient services.

HORIZON OPERATIONS

     General

     Horizon operates through a regional structure with offices in the Boston, Chicago, Dallas, San Francisco and Tampa metropolitan areas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the Company's five regional offices has a vice president with overall responsibility for up to 30 contract locations and who in turn supervises regional directors, each of whom has direct responsibility over eight to ten contract locations. Other regional office personnel include clinical and outpatient specialists, who are available to provide assistance to the local programs and client hospital personnel. Horizon has approximately 118 employees located at its regional and corporate offices, with an additional 579 employees at the contract locations.

     Management Contracts

     Horizon provides its management services under contracts with its client hospitals. The Company is willing to individualize each contract to address the differing needs of each client and its community. Horizon and the client hospital determine the mental health programs and services to be offered by the hospital and managed by Horizon, which may consist of one or more treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital typically provides the space (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping).

     Contracts are frequently renewed prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1994, 1995 and 1996, the Company had successfully retained 82%, 77% and 83%, respectively, of the management contracts in existence at the beginning of such fiscal years.

     Under each contract, Horizon receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of Horizon's management contracts require Horizon to refund some or all of its fee if either Medicare reimbursement for mental health services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 1996, Horizon was required to refund approximately $393,000 of its fees in relation to these denials.

     Each program has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each psychiatric medical director has a contract with Horizon under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit Horizon employees for specified periods, disclose confidential information of Horizon or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with Horizon or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are employees of Horizon. At October 1, 1996, Horizon had up to 13 employees at each contract location, with an average of five employees per contract location. Horizon's management contracts typically prohibit the client hospital from soliciting the employment of Horizon employees during the contract term and for specified periods thereafter.

     Horizon assists in the development of each mental health program as requested by the client hospital, including such matters as licensing, accreditation, certificate of need approvals and Medicare certification. Horizon also develops and implements a marketing plan for the mental health programs to be offered by the hospital. Each program is marketed locally with an emphasis on the hospital addressing the needs of the local community. Horizon markets the mental health programs in the community in the name of the client hospital. Horizon's name is not used and its role is not publicly emphasized in the operation of the mental health programs offered by its client hospitals. Each patient is admitted by the medical staff of the client hospital, and all charges for mental health services provided to the patient accrue directly to the client hospital or treating physician.

     Horizon also develops and maintains standardized policy and procedure manuals, initial and ongoing staff training and education, and comprehensive quality assurance procedures. Each local program director receives ongoing support from the National Support Center and regional support staff in all areas including recruiting, finance, reimbursement, development, marketing and quality assurance.

     Treatment Programs

     Horizon has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups.

     Elements of the Continuum of Care

     The treatment programs managed by Horizon are designed to provide a continuum of mental health services, consisting of inpatient, partial hospitalization (or day treatment), outpatient and home health services.

     Inpatient Services. Inpatient services are generally provided to patients needing the most intensive mental health treatment and who frequently have accompanying medical care needs. The patient is admitted to the client hospital and remains there on a 24-hour per day basis throughout the course of the inpatient treatment, which is continued until the patient can be stabilized and moved to another level in the continuum of mental health services.

     Partial Hospitalization. Partial hospitalization services are provided for limited periods per day at established intervals with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization.

     Outpatient Services. Outpatient services consist generally of consultative sessions which can be rendered in a variety of individual or group settings at various locations, including hospitals, clinics or the offices of the service provider. Outpatient service providers can also serve as gatekeepers for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis.

     Home Health Services. Home health services are provided in the patient's home. Typically, these services are provided on a periodic basis by an experienced psychiatric nurse working under the direct supervision of a psychiatrist. The nurse may provide medication management, vital sign monitoring, individual and family therapy, and other related clinical services. Patients utilizing home health services include individuals whose clinical conditions make it difficult or impossible to leave their homes due to psychiatric illness or a combination of psychiatric and medical illness. Home health service patients also include patients without access to transportation. Patients over the age of 65 often use psychiatric home health services.

     CQI+ Outcome Measurement System

     The Company has developed a sophisticated outcome measurement system, known as the CQI+ Outcome Measurement System, which it began offering in 1993. This system allows client hospitals to demonstrate clinical program results to managed care companies and other payors. In addition, the CQI+ System provides a qualitative and quantitative tool for the clinical staff to evaluate the clinical effectiveness of the treatment programs and to make adjustments in the programs in order to improve quality and appropriateness of care. It also assists the client hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs.

     Under the CQI+ System, sample data is collected from randomly selected patients at admission, discharge and 90 to 120 days after discharge. Semi-annual outcome reports include a summary of patient characteristics and outcome measures. A multi-disciplinary committee reviews and analyzes the data in order to identify specific areas for program improvement. A regional clinical consultant then prepares an implementation plan. Program improvements implemented through this process are evaluated for use at other treatment programs managed by the Company. Horizon trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.

     The services provided by the CQI+ System enable the client hospitals to demonstrate to third-party payors the results of the treatment provided. At October 25, 1996, 64 of the Company's management contracts included the CQI+ System and 46 had been implemented.

     Internal Clinical Audits

     Horizon has established a comprehensive internal clinical audit process. The Company's regional clinical specialists review the services and clinical documentation of the treatment programs to ensure compliance with client hospital, federal and state standards. The Company also has an internal clinical auditor who makes unannounced visits to contract locations on a periodic basis. The auditor reviews medical records and marketing programs, and conducts interviews with physicians, referral sources and client hospital staff members. Results of the audits are reported directly to the senior management of the Company, rather than through the normal operating organization.

     Contract Locations

     At October 25, 1996, Horizon had a total of 122 management contracts with general acute care hospitals located in 36 states, as shown below:

                           Number of                                      Number of
    State                  Contracts               State                  Contracts
    -----                  ---------               -----                  ---------
    Alabama                     5                  Missouri                   3
    Arizona                     4                  Nebraska                   1
    Arkansas                    6                  Nevada                     2
    California                 15                  New Hampshire              2
    Colorado                    1                  New Jersey                 1
    Connecticut                 1                  New York                   2
    Florida                    13                  North Carolina             2
    Georgia                     4                  Ohio                       4
    Illinois                    3                  Oklahoma                   2
    Indiana                     2                  Oregon                     2
    Iowa                        2                  Pennsylvania              10
    Kansas                      1                  South Carolina             3
    Kentucky                    1                  Tennessee                  4
    Louisiana                   2                  Texas                      6
    Maryland                    1                  Vermont                    1
    Massachusetts               5                  Virginia                   2
    Michigan                    3                  Washington                 2
    Mississippi                 2                  Wisconsin                  2


Fifteen of the 122 contracts were not in operation at October 25, 1996, but are anticipated to commence program operations within the next twelve months.

     Training

     Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors and an annual conference for all program directors.

     Marketing Programs

     Because the treatment programs managed by the Company are offered by general acute care hospitals, most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Each contract location has a community referral coordinator who works with a referral development committee consisting of Company and hospital personnel to identify prospective referral sources. The community referral coordinator informs physicians and other mental health professionals and nursing homes in the community of the treatment programs that are available at the client hospital. The community referral coordinator also designs and offers community educational programs regarding mental health issues.

     Management Contract Sales

     At October 1, 1996, the Company employed seven full-time management contract salespersons. At least one salesperson is located in each of the regional offices. The Company compiles information from numerous databases to identify prospective clients. The Company has developed profiles of over 5,000 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health programs, as well as hospitals with existing mental health programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A Horizon salesperson directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed mental health programs. Horizon works with the potential client to develop contract terms responsive to the client's specific needs.

     Client Hospitals

     Horizon's clients range from large tertiary care hospitals to other general acute care hospitals located in smaller communities. At October 25, 1996, 42% of Horizon's management contracts were with proprietary chain hospitals. The remainder are mostly community not-for-profit hospitals. Other Horizon clients include proprietary general acute care hospitals, some of which are members of an affiliated group.

     At August 31, 1996, Horizon had management contracts with 32 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 27 had programs in operation. These 27 contracts accounted for 23.0% of the Company's net revenues for the year ended August 31, 1996. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 26.1% of the Company's net revenues for the year ended August 31, 1996. Of the 32 Columbia/HCA contracts at August 31, 1996, 19 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, at August 31, 1996, Horizon had eight management contracts with hospitals owned by Community Health Systems, of which seven had programs in operation and accounted for 6.2% of the Company's net revenues for the year ended August 31, 1996. No other individual hospital or affiliated group of hospitals accounted for more than 5% of the gross revenues of Horizon in such fiscal year.

COMPETITION

     The mental health contract management services industry is highly competitive. Horizon competes with several national competitors and many regional and local competitors, some of which have greater resources than Horizon. In addition, hospitals could elect to manage their own mental health programs.

     Competition among contract managers for hospital-based mental health programs is generally based upon reputation, price, the ability to provide financial and other benefits for the hospital, and the management expertise necessary to enable the hospital to offer mental health programs that provide the full continuum of mental health services in a quality and cost-effective manner. The pressure to reduce health care expenditures has emphasized the need to manage the appropriateness of mental health services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of mental health services may not be able to compete successfully. Horizon believes that its reputation and management expertise will enable it to compete successfully in this rapidly changing market.

     In addition, general acute care hospitals offering mental health services compete for patients with other providers of mental health care, including freestanding psychiatric hospitals, independent psychiatrists, psychologists and other mental health care providers.

GOVERNMENT REGULATION

     Horizon's business is affected by federal, state and local laws and regulations concerning, among other matters, mental health facilities and reimbursement for mental health services. These regulations impact the development and operation of mental health programs managed by Horizon for its client hospitals. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. Horizon is not able to predict the content or impact of future changes in laws or regulations affecting the mental health industry.

     Mental Health Facility Use and Certification

     Hospital facilities are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental health programs which Horizon manages are also subject to licensure and certification requirements. Horizon assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. Horizon believes that the mental health programs it manages and the facilities of the client hospitals used in the operation of such programs comply in all material respects with applicable licensing and certification requirements.

     Reimbursement for Mental Health Services

     Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health services provided in programs managed by Horizon. Horizon is paid directly by its client hospitals for the management services it provides. While fees paid to Horizon by its client hospitals are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund all or a portion of its fee if either Medicare denies reimbursement for an individual patient treatment or if the fee paid to the Company is denied by Medicare as a reimbursable cost. In order to receive reimbursement under the Medicare or Medicaid programs, each hospital or facility must meet applicable requirements promulgated by the United States Department of Health and Human Services relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. Horizon believes that the programs it manages comply in all material respects with applicable Medicare and Medicaid requirements.

     In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Medicare prospective payment system using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be distinct part units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by Horizon which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered. At October 25, 1996, of the 189 treatment programs managed by the Company, 128 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare. Since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's client hospitals and, in turn, on the Company.

     The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of Horizon's management contracts require the Company to refund some or all of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or if the fee paid to Horizon is disallowed as a reimbursable cost. During the fiscal year ended August 31, 1996, Horizon was required to refund approximately $393,000 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation could adversely affect the Company. There can be no assurance that hospitals which offer mental health programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

     Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on a per diem, episodic or capitated basis will increase in the future. There can be no assurance that if amounts paid or reimbursed to hospitals decline, it will not adversely affect the Company.

     Medicare regulations limit reimbursement for mental health and other health care charges paid to related parties. A party is considered "related" to a provider if it is deemed to be controlled by the provider. One test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company does not receive sufficient revenues from any customer, including Columbia/HCA, that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with Columbia/HCA or any other client.

     Federal law contains certain provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, these provisions state that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. Horizon and its client hospitals have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

     Patient Referral Laws

     Various state and federal laws regulate the relationships between health care providers and referral sources, including federal and state fraud and abuse laws prohibiting individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for the furnishing of health care services or items. These federal laws generally apply only to referrals for items or services reimbursed under the Medicare or Medicaid programs or any state health care program. The objective of these laws is generally to ensure that the purpose of a referral is quality of care and not monetary gain by the referring party. Violations of such laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

     In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other mental health care professionals to entities with which they have financial relationships. The Company believes that its operations comply with these restrictions to the extent applicable, although no assurance can be given regarding compliance in any particular factual situation. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

     Under a significant number of its management contracts, Horizon receives a variable fee related in part to average daily patient census of the mental health program. In addition, Horizon has entered into agreements with physicians to serve as medical directors at the mental health programs and facilities managed by Horizon, which generally provide for payments to such persons by Horizon as compensation for their administrative services. These medical directors also generally provide professional services at such mental health programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between Horizon and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company's activities will not be challenged by regulatory authorities.

     Mental Health Care Patient Rights

     Many states have adopted "patient bill of rights" regulations which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. There are also laws and regulations relating to the civil commitment of patients to mental health programs, disclosure of information concerning patient treatments and related matters.

     Health Care Reform

     The Clinton Administration and various federal legislators have considered health care reform proposals intended to control health care costs and to improve access to medical services for uninsured individuals. These proposals included proposed cutbacks to the Medicare and Medicaid programs and steps to permit greater flexibility in the administration of Medicaid. In addition, some states in which the Company operates are considering various health care reform proposals. It is uncertain at this time what legislation on health care reform may ultimately be enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

     At October 1, 1996, the Company employed 697 people, including 594 full-time employees and 103 part-time employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at October 25, 1996, the Company had administrative services contracts with 157 physicians to serve as medical directors for the mental health programs managed by Horizon.

INSURANCE

     The Company carries general liability, comprehensive property damage, malpractice, workers' compensation and other insurance coverages that management considers adequate for the protection of the Company's assets and operations. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

     At August 31, 1996, the Company leased 9,702 square feet for its National Support Center in Denton, Texas under lease terms expiring on September 30, 1996. Subsequent to the end of fiscal year 1996, the Company relocated its National Support Center to Lewisville, Texas and occupied a building consisting of 40,000 square feet under lease terms expiring September 26, 2001. In association with the move, the Company did not renew four leases in the Dallas metropolitan area for 19,253 square feet under lease terms expiring September 30, 1996. The four offices were relocated to the new National Support Center in Lewisville, Texas.

     In addition, at August 31, 1996 the Company leased an aggregate of 16,919 square feet of space for five regional offices in the Boston, Chicago, Dallas, San Francisco, and Tampa metropolitan areas, with lease terms expiring from September 1996 to January 1999. The Company also leases 1932 and 978 square feet of space for outpatient clinics in Little Rock, Arkansas and Sparks, Nevada. Except for one partial hospitalization program operating in 3,437 square feet of space, the space required for mental health programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

     Effective with the acquisition of PPS on July 31, 1996, the Company leases an aggregate of 12,628 square feet in the Tampa metropolitan area with lease terms expiring from September 30, 1997 to April 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may be in the future, party to litigation arising in the course of its business. While the Company has no reason to believe that any pending claims are material, there can be no assurance that the Company's insurance coverage will be adequate to cover all liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim which is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year covered by this report.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K, set forth below is certain information regarding the executive officers of the Company.

            Name                    Age                Position
            ----                    ---                --------
  James Ken Newman . . . . . . . .  52  President, Chief Executive Officer, and
                                        Chairman of the Board of Directors
  James W. McAtee  . . . . . . . .  51  Executive Vice President-Finance &
                                        Administration, Chief Financial Officer,
                                        Treasurer and Secretary; Director
  Gary A. Kagan  . . . . . . . . .  45  Executive Vice President-Development
  John F. DeVaney  . . . . . . . .  44  Executive Vice President, Operations
  Robert A. Lefton . . . . . . . .  40  Executive Vice President, Operations

  ----------------------

         James Ken Newman has been President and Chief Executive officer of the Company since July 1989 and Chairman since February 1992. Mr. Newman currently serves as a director of United Dental Care, Inc. and Telecare Corporation.

         James W. McAtee has been Executive Vice President-Finance & Administration of the Company since February 1992 and Chief Financial Officer, Treasurer and Secretary of the Company since September 1990. He has been a director of the Company since July 1995. He was a Senior Vice President of the Company from September 1990 to February 1992.

         Gary A. Kagan has been Executive Vice President-Development of the Company since January 1992. From April 1990 to December 1991, he served as President of the subsidiary of the Company engaged in the contract management business. From December 1983 to April 1990, he served as President of Horizon Health Management Company, the predecessor of the Company which was engaged in the contract management business.

         John F. DeVaney became Executive Vice President, Operations September 1, 1996. He was a Senior Regional Vice President of the Company from August 1994 until September 1996. He served as a Regional Vice President of the Company from April 1990 to August 1994. From September 1988 to April 1990, he was a Regional Vice President of Horizon Health Management Company, the predecessor of the Company.

         Robert A. Lefton became Executive Vice President, Operations September 1, 1996. He was a Senior Regional Vice President of the Company from March 1995 until September 1996. He served as a Regional Vice President of the Company from November 1991 to March 1995. From August 1986 to November 1991, he was a Senior Vice President of Affiliated Medical Enterprises, Inc., involved in hospital administration. Affiliated Medical Enterprises, Inc. filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in January 1991, and thereafter its assets were liquidated.

         Officers of the Company are elected by the Board of Directors of the Company and serve for one year or until their respective successors are elected and qualified.

                                    PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company completed an initial public offering of its Common Stock in March 1995. The Common Stock of the Company was originally listed on the American Stock Exchange and was traded under the symbol "HMH". On May 7, 1996, the Common Stock of the Company began trading on the Nasdaq National Market under the symbol "HMHM". The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the American Stock Exchange or the Nasdaq National Market, as applicable, for the periods indicated:

         CALENDAR PERIOD                                         SALE PRICE
         ---------------                                         ----------
                                                                HIGH      LOW
                                                                ----      ---
         June 1, 1995 - August 31, 1995 . . . . . . . . . .   $15.125   $ 9.875
         September 1, 1995 - November 30, 1995  . . . . . .   $19.000   $14.250
         December 1, 1995 - February 29, 1996 . . . . . . .   $19.000   $16.000
         March 1, 1996 - May 31, 1996 . . . . . . . . . . .   $22.500   $19.125
         June 1, 1996 - August 31, 1996 . . . . . . . . . .   $29.250   $21.250

         The last reported sale price per share of the Common Stock as reported by the Nasdaq National Market on November 10, 1996 was $24.250. As of the date of this report, the Company had 3,650,677 shares of Common Stock outstanding. As of November 10, 1996, there were approximately 31 stockholders of record of the Common Stock of the Company.

         The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Future borrowings may limit the Company's ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for the fiscal years ended August 31, 1994, 1995 and 1996, and at August 31, 1995 and August 31, 1996, are derived from the audited consolidated financial statements of Horizon included elsewhere in this report. The selected pro forma statement of operations data presented below for the fiscal year ended August 31, 1995 are derived from the unaudited pro forma consolidated statement of income of Horizon included elsewhere in this report. The selected historical financial data presented below for the fiscal years ended August 31, 1992 and 1993, and at August 31, 1992, 1993 and 1994, are derived from the audited consolidated financial statements of Horizon not included herein. The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes thereto included elsewhere herein.


                                                                   Fiscal Year Ended August 31,
                                                -------------------------------------------------------------
                                                                                          Pro Forma (2)
STATEMENT OF OPERATIONS DATA:                      1992       1993    1994(1)    1995(1)     1995      1996
                                                -------------------------------------------------------------
                                                             (In thousands, except per share data)
Revenues:
   Contract management revenues                 $ 17,144    $20,960   $24,962    $28,716    $55,759   $61,450
   Other revenues (3)                             13,051      7,770     5,297        634        319       995
                                                -------------------------------------------------------------
Net revenues                                      30,195     28,730    30,259     29,350     56,078    62,445
Operating Costs & Expenses:
   Salaries and benefits                          16,864     16,031    16,814     15,390     29,925    34,706
   Purchased services                              5,129      4,398     4,731      4,645      9,024     8,635
   Provision for bad debts                           627        359       312        209        902        74
   Depreciation and amortization                     853        585       560        903      1,167     1,308
   Other                                          10,890(4)   5,703     5,745      4,267      8,046     8,806
                                                -------------------------------------------------------------
Income (loss) from operations                     (4,168)     1,654     2,097      3,936      7,014     8,916
Interest and other income (expense), net          (1,369)    (1,111)   (1,005)      (754)      (709)      324
                                                -------------------------------------------------------------
Income (loss) from continuing operations
     before income taxes                          (5,537)       543     1,092      3,182      6,305     9,240
   Income tax expense (benefit)                     (242)        44       (20)       804      2,522     3,674
                                                -------------------------------------------------------------
Income (loss) before equity in net earnings
     of Horizon LLC and minority interest         (5,295)       499     1,112      2,378      3,783     5,566
Equity in net earnings of Horizon LLC                 --         --       364(5)   1,568(5)      --        --

Minority interest                                      0          0         0          0          0         2
                                                -------------------------------------------------------------
   Net income (loss)                            $ (5,295)   $   499   $ 1,476    $ 3,946    $ 3,783   $ 5,564
                                                =============================================================

Net income (loss) per common share              $  (2.54)   $  0.20   $  0.53   $   1.15    $  0.90   $  1.28
                                                =============================================================

Weighted average number of common
     shares outstanding                            2,082      2,492     2,789      3,442      4,220     4,350
                                                =============================================================

                                                           August 31,
                                       --------------------------------------------------
BALANCE SHEET DATA:                     1992     1993       1994       1995         1996
                                       --------------------------------------------------
                                                               (In thousands)
Cash                                   $ 4,444   $ 1,633    $ 2,144    $ 3,167    $ 7,940

Working capital (deficit)               (2,269)    1,950        162      2,468      5,473

Intangible assets (net) (6)              9,865     8,031      7,676     13,985     15,314

Total assets                            24,192    14,216     15,079     25,352     32,872

Total debt                              19,008    13,732     12,121      2,507          0

Stockholders' equity                  $ (3,434) $ (2,936)   $(1,434)   $14,652    $20,359

         (1) Effective August 1, 1994, the Horizon LLC assumed management responsibility for all of the then existing management contracts of Horizon and MHM. Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC is not consolidated with Horizon for accounting purposes through February 28, 1995. As a result, the revenues and expenses of the Horizon LLC for the period August 1, 1994 through February 28, 1995 are not included in Horizon (Historical) revenues and expenses; instead, for such periods Horizon accounted for its investment in the Horizon LLC by the equity method, and reflected Horizon's share of the Horizon LLC's net income for the period in question as "Equity in Net Earnings of Horizon LLC." Effective with the acquisition of the minority interest of MHM on March 20, 1995, the Horizon LLC became a wholly owned subsidiary of Horizon and has therefore been consolidated with the Company effective March 1, 1995.

         (2) Gives effect to (i) the issuance of the 1,400,000 shares of Common Stock sold by the Company in March and April 1995, and (ii) the purchase of the minority interest in the Horizon LLC for $9,683,467, as if such transactions had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company did not have a net operating loss carryforward. For the period on and after March 1, 1995, the actual data and Pro Forma data is the same except for the income taxes, net income, EPS, and weighted average shares outstanding.

         (3) Other revenues consist primarily of revenues earned from Ross and Mountain Crest Hospitals while owned or operated by Horizon, patient services and physician contract management fees, or subsequent balance sheets adjustments recognized during the respective period. On November 30, 1992, Horizon and OrNda HealthCorp ("OrNda"), then a related party, entered into a restructuring agreement which resulted in the sale of Ross Hospital to OrNda (see Selected Financial Data footnote 4). Additionally, Horizon subleased the operations of Mountain Crest Hospital to MHM effective July 31, 1994. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview."

         (4) Includes a loss of $3.9 million in the year ended August 31, 1992 as a result of the sale to OrNda of Ross Hospital.

         (5) Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes through February 28, 1995. As a result of Horizon's March 20, 1995 acquisition of the minority interest of MHM in the Horizon LLC, the Horizon LLC became a wholly owned subsidiary of Horizon and has been consolidated with the Company effective March 1, 1995. The Company's share of the Horizon LLC's net earnings was $364,000 through August 31, 1994 and $1,567,720 from September 1, 1994 through February 28, 1995. The Horizon LLC contract stipulated that MHM, as a member of the Horizon LLC, would be allocated the first $1,750,000 of Horizon LLC net earnings in each of the fiscal years ending August 31, 1995 and 1996. $1,750,000 was allocated to MHM during the six months ended February 28, 1995.

         (6) On August 1, 1996, Horizon purchased 80% of the outstanding common stock of PPS. Due to this purchase, $1,774,575 was recorded as goodwill and will be amortized over forty years. On March 20, 1995, $9,683,467 of the net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in the Horizon LLC. The purchase transaction eliminated MHM's equity interest in the Horizon LLC ($2,794,715) and recognized an increase in intangible assets based upon the value of the Horizon LLC management contracts ($2,355,000). The remaining purchase price was recorded as goodwill ($4,533,752). The recorded goodwill was increased by $376,639 in March, 1996 based on a final valuation of MHM's minority interest. The increase in contract value will be amortized over seven years and the goodwill over forty years.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed in July 1989 as a wholly owned subsidiary of the predecessor to OrNda for the purpose of acquiring all the assets of two other wholly owned subsidiaries of OrNda. One of those other OrNda subsidiaries, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other OrNda subsidiary owned a freestanding psychiatric hospital (Ross Hospital) in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital were transferred to Horizon, and Horizon entered into a contract to manage a freestanding chemical dependency facility in Texas also owned by OrNda. Thereafter, the Company issued shares to certain of its officers and OrNda sold a portion of its shares to three individuals and an officer of the Company, which reduced the ownership interest of OrNda in the Company to less than 50%.

         In December 1990, a subsidiary of the Company leased a freestanding psychiatric hospital in Fort Collins, Colorado (Mountain Crest Hospital). In 1991, senior management decided to focus the Company exclusively on being a manager of mental health services for general acute care hospitals. In March 1991, the Company ended its contract to manage the freestanding chemical dependency facility in Texas. On November 30, 1992, the Company sold Ross Hospital to OrNda.

         Effective August 1, 1994, Horizon and MHM formed the Horizon LLC. Horizon signed a contract with the Horizon LLC to have it manage all of Horizon's then existing management contracts with an agreed value, for tax purposes, of $11,288,000 and committed to funding obligations of $3,600,000 for a 72.5% interest. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by MHM which signed a contract with the Horizon LLC to have it manage all of MHM's then existing 39 management contracts with an agreed value, for tax purposes, of $3,247,000 and committed to funding obligations of $2,400,000. Prior to the Company's acquisition of the minority interest of MHM in the Horizon LLC, as discussed below, certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles, and therefore the Horizon LLC was not consolidated with Horizon and Horizon accounted for its investment in the Horizon LLC by the equity method through the six months ended February 28, 1995. Prior to formation of the Horizon LLC, Horizon's contracts were managed through a wholly owned subsidiary. The Horizon LLC contract stipulated that MHM, as a member in the Horizon LLC, would be allocated the first $1,750,000 of the Horizon LLC income in the two fiscal years ending August 31, 1995 and 1996. For the month of August 1994, Horizon was allocated 72.5% of the Horizon LLC's income of $502,091. During the six months ended February 28, 1995, MHM was allocated a total of $1,750,000 of the Horizon LLC's income while Horizon was allocated $1,567,720.

         Just prior to the Horizon LLC formation, a subsidiary of Horizon subleased Mountain Crest Hospital to MHM for a period commencing July 31, 1994 through December 31, 2000. The Company guaranteed the obligations of the subsidiary under the primary lease. Under the sublease, MHM is required to pay the rental under the primary lease. In addition, the sublease requires MHM to make monthly rental payments to Horizon of 50% of the hospital's operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. The net revenues, operating income, total assets and total liabilities of Mountain Crest Hospital for the year ended August 31, 1993 and the eleven months ended July 31, 1994 have been consolidated with operating results of Horizon for the years ended August 31, 1993 and 1994 for the consolidated financial statement presentation. Under the terms of the primary lease, the Company is permitted to present a substitute guarantor and the lessor has agreed not to withhold unreasonably its consent to the substitute guarantor. The Company has provided the substitute guaranty of MHM to the lessor and believes it has satisfied the conditions for the release of its guaranty. The lessor, however, has not yet acknowledged in writing the release of the Company's guaranty.

         Upon completion of its initial public offering of common stock, which included the sale by OrNda as a selling stockholder of all of its common stock of the Company, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly owned subsidiary of Horizon. The Horizon LLC was consolidated with the Company effective March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved.

         On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based on Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a 6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

         At August 31, 1996, the Company had management contracts with 123 general acute care hospitals located in 37 states, representing 191 various treatment programs in operation.

                            SUMMARY STATISTICAL DATA

                                           August 31,
                                     --------------------        Nov 30,        Feb 29,       May 31,       Aug 31,
                                      1994*         1995          1995           1996          1996          1996
                                     ----------------------------------------------------------------------------------
NUMBER OF CONTRACT LOCATIONS:

 Contract locations in operation        99           100           102            103           104           107
 Contract locations signed
   and unopened                          9            12            12             12            18            16
                                      ----           ---           ---            ---           ---           ---
 Total contract locations              108           112           114            115           122           123
                                       ===           ===           ===            ===           ===           ===

SERVICES COVERED BY CONTRACTS:

 Inpatient                             100           102            92             92            94            97
 Partial hospitalization                55            67            59             61            64            71
 Outpatient                              7             8            10             12            14            11
 Home health                             1             1             3              6             6            12
 CQI Plus                               20            45            50             54            60            64

TYPES OF TREATMENT PROGRAMS:

 Geropsychiatric                        83           103            98            106           112           130
 Adult psychiatric                      68            65            60             58            56            51
 Substance abuse                         6             8             4              5             6             7
 Adolescent                              3             1             0              0             0             0
 Other                                   3             4             2              2             4             3


                                                                                          Three Months Ended
                                         Year Ended Aug 31,        -----------------------------------------------------------------
                                         ------------------               Nov 30,          Feb 29,         May 31,         Aug 31,
                                          1994*      1995                  1995             1996            1996             1996
                                         -------------------------------------------------------------------------------------------
CHANGES IN NUMBER OF CONTRACTS:

   Beginning number of contracts           51        108                    112               114              115              122
   Contracts added                         66*        28                      6                 4               12                8
   Contracts ended                          9         24                      4                 3                5                7
                                          ---        ---                   ----              ----             ----             ----
   Ending number of contracts             108        112                    114               115              122              123
                                          ===        ===                    ===               ===              ===              ===





* Reflects the assumption by the Horizon LLC of management responsibility under the 39 MHM contracts effective August 1, 1994, of which 37 contracts had commenced operations at that date.

RESULTS OF OPERATIONS - HORIZON MENTAL HEALTH MANAGEMENT (HISTORICAL)

The following table sets forth for the fiscal years ended August 31, 1994, 1995 and 1996, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each fiscal year.


                                                                           Year Ended
                                                                            August 31,
                                                             --------------------------------------
                                                                1994           1995          1996
                                                             ---------      ---------     ---------
Revenues:
   Contract management revenues                                  82.5%         97.8%         98.4%
   Other revenues                                                17.5%          2.2%          1.6%
                                                                ------        ------        ------

Net revenues                                                    100.0%        100.0%        100.0%

Operating costs and expenses
   Salaries and benefits                                         55.6%         52.4%         55.7%
   Purchased services                                            15.6%         15.8%         13.8%
   Provision for bad debts                                                      1.0%         00.1%

   Depreciation and amortization                                  1.9%          3.1%          2.1%
   Other                                                         19.0%         14.6%         14.1%
                                                                ------         -----        ------

Total operating costs and expenses                               93.1%         86.6%         85.8%
                                                                ------         -----        ------

Income from operations                                            6.9%         13.4%         14.2%

Interest and other income (expense)                             (3.3)%        (2.6)%          0.6%
                                                                ------        ------        ------

Income before income taxes                                        3.6%         10.8%         14.8%

Income tax expense (benefit)                                    (0.1)%          2.7%          5.9%
                                                                ------         -----        ------

Income before equity in net earnings
   of Horizon LLC and minority interest                           3.7%          8.1%          8.9%
Equity in net earnings of Horizon LLC                             1.2%          5.3%          0.0%

Minority interest                                                 0.0%          0.0%          0.0%
                                                                ------         -----        ------

Net income                                                        4.9%         13.4%          8.9%
                                                                ======         =====        ======

Number of contracts in operation, end of year                       99           100           107


FISCAL YEAR ENDED AUGUST 31, 1996 (HISTORICAL) COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995 (HISTORICAL)

         Effective August 1, 1994, the Horizon LLC assumed management responsibility for all of the contract management business of the Company in return for all of the economic benefits accruing thereafter from the management contracts of the Company. Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes for the six months ended February 28, 1995, and Horizon accounted for its investment in the Horizon LLC by the equity method through such date. Under the equity method, the revenues and expenses of the Horizon LLC for the period in question are excluded from Horizon's revenues and expenses, but Horizon's share of the Horizon LLC's net income for such period is included in Horizon's net income as "Equity in earnings of Horizon LLC." As a result of Horizon's acquisition of the 27.5% minority interest of MHM in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon. Therefore, the operating results of the Company for the fiscal year ended August 31, 1996, have changed materially due to this event as compared to the prior fiscal year.

         Net Revenues. (See material change notes above) Net revenues for the fiscal year ended August 31, 1996, were $62.4 million, representing an increase of $33.1 million, or 113.0%, as compared to net revenues of $29.3 million for the corresponding period in the prior fiscal year.

         Salaries and Benefits. (See material change notes above) Salaries and benefits expenses for the fiscal year ended August 31, 1996, were $34.7 million, representing an increase of $19.3 million, or 125.3%, as compared to salaries and benefits expenses of $15.4 million for the prior fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1996, were $1.3 million, representing an increase of $405,000, or 44.9%, as compared to depreciation and amortization expenses of $903,000 for the corresponding period in the prior fiscal year. $239,000 of this increase results from not consolidating the operation of the Horizon LLC until March 1, 1995. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business, offset by a decrease in depreciation expense related to those items that no longer have a depreciable basis during the fiscal year ended August 31, 1996.

         Other Operating Expenses (See material change notes above) (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1996, were $17.5 million, representing an increase of $8.4 million, or 92.3%, as compared to other operating expenses of $9.1 million for the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the fiscal year ended August 31, 1996 was $324,000, as compared to net interest of ($754,000) for fiscal year ended August 31, 1995. This change results primarily from a decrease in interest expense of $1.1 million associated with the reduction in the amount of principal outstanding on the Company's related party long term debt from $12.1 million at August 31, 1994 to $2.5 million at August 31, 1995. Outstanding principal was reduced to $0 on October 3, 1995 and remained $0 at August 31, 1996.

         Income Tax Expense. (See material change notes above) For the fiscal year ended August 31, 1995, the Company recorded federal and state income taxes of $804,000, resulting in a combined tax rate of 16.9%. For this period, the Company utilized (with limitation) available net operating loss carryforwards to reduce both federal and state income tax expense. For the fiscal year ended August 31, 1996, the Company recorded federal and state income taxes of $3,674,000 resulting in a combined tax rate of 39.9%. For this period, the benefit from the utilization of net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense.

FISCAL YEAR ENDED AUGUST 31, 1995 (HISTORICAL) COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994 (HISTORICAL)

         Effective August 1, 1994, the Horizon LLC assumed management responsibility for all of the contract management business of the Company in return for all of the economic benefits accruing thereafter from the management contracts of the Company. Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes through February 28, 1995, and Horizon accounted for its investment in the Horizon LLC by the equity method through such date (including for the month of August 1994). Under the equity method, the revenue and expenses of the Horizon LLC for the period in question are excluded from Horizon's revenues and expenses, but Horizon's share of the Horizon LLC's net income for such period is included in Horizon's net income as "Equity in Net Earnings of Horizon LLC." As a result of Horizon's acquisition of the 27.5% minority interest of MHM in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. This change between the six months ended February 28, 1995 and the six months ended August 31, 1995 has been reflected in the operating results of the Company for the fiscal year ended August 31, 1995. All of these factors should be considered in any prior period to current period analysis.

         Net Revenues (See material change notes above). Net revenues for the fiscal year ended August 31, 1995 were $29.3 million, representing a decrease of $1.0 million, or 3.3%, as compared to net revenues of $30.3 million for the prior fiscal year.

         Salaries and Benefits (See material change notes above). Salaries and benefits expenses for the fiscal year ended August 31, 1995 were $15.4 million, representing a decrease of $1.4 million, or 8.3%, as compared to salaries and benefits expenses of $16.8 million for the prior fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1995 were $903,000, representing an increase of $343,000, or 61.3%, as compared to depreciation and amortization expenses of $560,000 for the prior fiscal year. $225,000 of this increase is due to the amortization of additional goodwill of $4.5 million and contract valuation of $2.4 million resulting from the acquisition of MHM's 27.5% minority interest in the Horizon LLC. The remainder of this increase results from depreciation expense of additional equipment purchased for the operation of the contract management business.

         Other Operating Expenses (See material change notes above) (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1995 were $9.1 million, representing a decrease of $1.7 million, or 15.7%, as compared to other operating expenses of $10.8 million for the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest expense net of interest and other income for the year ended August 31, 1995 was $754,000, representing a decrease of $251,000, or 25%, as compared to interest expense net of interest and other income of $1,005,000 for the prior fiscal year. This change results from an increase in interest expense for the year of $69,000 resulting from higher interest rates associated with the Company's related party debt from an average 8.47% for the year ended August 31, 1994 to an average of 10.60% for the year ended August 31, 1995. The increase in the average percentage rate was offset by the reduction in the principal balance of related party debt from $12.1 million at August 31, 1994 to $2.5 million at August 31, 1995. In addition, interest and other income increased $316,000, or 341.9% as compared to the prior fiscal year. This increase results from the inclusion of $187,000 of rental income from the sublease of Mountain Crest Hospital on July 31, 1994, combined with an increase of interest income resulting from an increase in cash and cash equivalents between the periods combined with an increase in the average interest rate of 3.37% for the year ended August 31, 1994 to 5.29% for the fiscal year ended August 31, 1995.

         Income Tax Expense. For the fiscal year ended August 31, 1994, the Company was able to utilize its net operating loss carryforwards to offset taxable income; however, the Company was subject to alternative minimum tax. In addition, a federal income tax refund was received due to the filing of a net operating loss carryback to the fiscal year ended August 31, 1991. Hence, the Company has reflected a net tax benefit of ($20,000) for the fiscal year ended August 31, 1994. For the fiscal year ended August 31, 1995, the Company has an estimated annual limitation of available net operating loss carryforwards of $2,049,000. This annual limitation is due to the significant change of ownership resulting from the initial public offering which closed March 20, 1995. As a result, the Company has reflected federal and state income taxes of $804,000 for the fiscal year ended August 31, 1995.

         Net Earnings From Equity Investment in Horizon LLC. The net earnings from the Company's equity investment in the Horizon LLC for the fiscal year ended August 31, 1995, were $1.6 million, representing an increase of $1.2 million, or 329.7%, as compared to $364,000 for the prior fiscal year. The increase results from the Horizon LLC existing as an equity investment of the Company for one month during fiscal year 1994 and six months during fiscal year 1995.

RESULTS OF OPERATIONS - 1994 HISTORICAL, 1995 PRO FORMA AND 1996 HISTORICAL

The Pro Forma Consolidated Statement of Income gives effect to the acquisition of the 27.5% interest of MHM in the Horizon LLC as if it had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company did not have a net operating loss carryforward. The 1994 historical presentation includes eleven months of consolidated operating results, and August 1994 using the equity method to reflect the Horizon LLC results.

The following table sets forth for the fiscal years ended August 31, 1994 (Historical), 1995 (Pro Forma), and 1996 (Historical), the percentage relationship to total net revenues of certain costs, expenses, and income.

                                                    Year Ended August 31,
                                             --------------------------------------
                                               1994            1995           1996
                                             -------         -------        -------
                                                            Pro Forma
Revenues:
 Contract management revenues                  82.5%           99.4%          98.4%
 Other revenue                                 17.5%            0.6%           1.6%
                                             ------          ------         ------

Net revenues:                                 100.0%          100.0%         100.0%

Operating costs and expenses:
  Salaries and benefits                        55.6%           53.4%          55.7%
  Purchased services                           15.6%           16.1%          13.8%
  Provision for bad debt                        1.0%            1.6%           0.1%
  Depreciation and amortization                 1.9%            2.1%           2.1%
  Other                                        19.0%           14.3%          14.1%
                                             ------          ------         ------

Total operating costs and expenses             93.1%           87.5%          85.8%
                                             ------          ------         ------

Income from operations                          6.9%           12.5%          14.2%

Interest and other income (expense)            (3.3)%          (1.3)%          0.6%
                                             ------          ------         ------

Income before income taxes                      3.6%           11.2%          14.8%

Income tax expense (benefit)                   (0.1)%           4.5%           5.9%
                                             ------          ------         ------

Income before equity in net earnings
  of Horizon LLC and minority interest          3.7%            6.7%           8.9%
Equity in net earnings of
  Horizon LLC                                   1.2%            0.0%           0.0%

Minority interest                               0.0%            0.0%           0.0%
                                             ------          ------         ------

Net income                                      4.9%            6.7%           8.9%
                                            =======         =======        =======

Number of contracts in operation,
  end of year                                    99             100            107

FISCAL YEAR ENDED AUGUST 31, 1996 (HISTORICAL) COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995 (PRO FORMA)

         The Pro Forma operating results give effect to the acquisition of the 27.5% interest of MHM in the Horizon LLC as if it had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company had not had a net operating loss carryforward during fiscal 1995.

         Net Revenues. Net revenues for the fiscal year ended August 31, 1996 were $62.4 million (Actual), representing an increase of $6.3 million, or 11.2%, as compared to net revenues of $56.1 million (Pro Forma) for the corresponding period in the prior fiscal year. Revenues for the period increased $3.0 million, or 5.4%, as a result of lower revenue generating contracts having been replaced with higher revenue generating contracts. In addition, revenues increased $3.3 million, or 5.8%, at locations that have been under Horizon management during all periods being reported. This was the result of an average price increase of 3.0% and the addition of new programs including 67.6% increase in CQI Plus fees and a 65.6% increase in partial program management fees between the periods. In addition, although patient volumes decreased by 2.8% between the periods, this decline was offset by increased patient volumes at certain significant programs and favorable changes in existing fee structures.

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 1996, were $34.7 million (Actual), representing an increase of $4.8 million, or 16.0%, as compared to salaries and benefits of $29.9 million (Pro Forma) for the prior fiscal year. This increase resulted from the increase in the full time equivalents from 551.9 for the fiscal year ended August 31, 1995, to 608.3 for the fiscal year ended August 31, 1996, an increase of 10.2%. Full time equivalents increased between the fiscal years as follows:

                                       August 31,            August 31,

                                   1995     1996        Increase  Increase
                                 ------------------    --------------------
    National Support Center        54.6        69.6         15.0      27.5%
    Regional Offices               37.8        43.4          5.6      14.8%
    Contract Locations            459.5       495.3         35.8       7.8%
                                 ------     -------      -------
                                  551.9       608.3         56.4      10.2%

         The increase in The National Support Center full time equivalents of 27.5% results from the development of the Company's Provider Billing Service Department and its expansion of Mental Health Outcomes, Inc. The increase in regional office full time equivalents of 14.8% results from the opening of a fifth regional office in Tampa, Florida in March 1995. The increase in contract location full time equivalents of 7.8% results from an increase in the number of operational programs between fiscal years. Actual salaries and benefits per full time equivalent for the fiscal year ended August 31, 1996 were $57,054 representing an increase of $2,832, or 5.2%, as compared to actual salaries and benefits per full time equivalent of $54,222 for the fiscal year ended August 31, 1995. In addition, benefits increased due to an increase in the health insurance allocation from $1.2 million for the fiscal year ended August 31, 1995, to $1.7 million for the fiscal year ended August 31, 1996, representing an increase of $500,000, or 41.7%. This increase resulted primarily from an increase in the amount of claims paid from $1.0 million for the fiscal year ended August 31, 1995, to $1.6 million for the fiscal year ended August 31, 1996, an increase of $600,000, or 60.0%.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1996 were $1.3 million (Actual), representing an increase of $100,000, or 8.3%, as compared to depreciation and amortization expenses of $1.2 million (Pro Forma) for the corresponding period in the prior fiscal year. $14,000 of this increase is due to the amortization of additional goodwill of $400,000 resulting from the acquisition of MHM's 27.5% minority interest in the Horizon LLC. $4,000 of this increase is due to the amortization of goodwill of $1.8 million resulting from the acquisition of Florida Professional Psychological Services, Inc. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business, offset by a decrease in depreciation expense related to those items that no longer have a depreciable basis during the fiscal year ended August 31, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1996, were $17.5 million (Actual), representing a decrease of $500,000, or 2.8%, as compared to other operating expenses of $18.0 million for the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $420,000 decrease in Medical Directors' administrative fees as compared to the same period in the prior year primarily as a result of successful contract negotiations with physicians on a permanent basis to provide administrative services which has minimized the usage of Locum Tenens Physicians (i.e., contracting with physicians/physician placement services to provide qualified individuals to perform administrative duties on a temporary basis). Additionally, certain physician contracts have been renegotiated resulting in a general lowering of compensatory fees.

         Bad debt expense decreased $828,000 for the fiscal year ended August 31, 1996. The fiscal year ended August 31, 1995 expense of $902,000 was inordinately high due to the non-timely payment by contracted hospitals, reserves for possible partial program denials by Medicare and an increase in reserves relating to physician loans. Conversely, bad debt expense for the fiscal year ended August 31, 1996, was lower due to timely payment by contracted hospitals, favorable settlements of past due balances and the favorable outcome of the appeals process relating to Medicare partial program denials.

         Other operating expenses increased due to $735,000 in new contract capital contributions (facility renovations) for the fiscal year ended August 31, 1996, as compared to $75,000 for the fiscal year ended August 31, 1995.
The expense for travel and entertainment increased $418,000 due to the expansion of the national sales force, clinical audit function and regional supervisory personnel, including the creation of the Tampa, Florida regional office. This new regional office and the expansion of the corporate facilities resulted in a $103,000 increase in rent expense. In addition, a decrease occurred in other operating expenses due to a reduction of $326,000 in a potential working capital settlement related to the freestanding psychiatric hospital in California, formerly owned by the Company. The Company's recruiting expenses decreased $339,000 primarily due to effectively reducing the cost of advertising for new personnel. The Company also incurred $148,000 in costs relating to the proposed acquisition of American Day Treatment Centers, Inc., which Horizon, after completing the due diligence investigation, elected not to complete.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the fiscal year ended August 31, 1996 was $324,000 (Actual), as compared to net interest expense of ($709,000) (Pro Forma) for fiscal year ended August 31, 1995. This change results primarily from a decrease in interest expense of $1.1 million associated with the reduction in the amount of principal outstanding on the Company's related party long term debt from $12.1 million at August 31, 1994 to $2.5 million at August 31, 1995. Outstanding principal was reduced to $0 on October 3, 1995 and remained $0 at August 31, 1996.

         Income Tax Expense. Income tax expense for the fiscal year ended August 31, 1995, was $2.5 million (Pro Forma) and $3.7 million for the fiscal year ended August 31, 1996, an increase of 48%. The income tax increase was due entirely to the increase in pretax earnings.

FISCAL YEAR ENDED AUGUST 31, 1995 (PRO FORMA) COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1994 (HISTORICAL)

         The Pro Forma Operating Results give effect to the acquisition of the 27.5% interest of MHM in the Horizon LLC as if it had occurred at September 1, 1994. In addition, the assumption was made that the Company was taxed at a rate of 40%, the rate which would be in effect if the Company did not have a net operating loss carryforward. The 1994 historical presentation includes eleven months of consolidated operating results and August 1994 using the equity method to reflect the Horizon LLC results.

         Net Revenues. Net revenues for the fiscal year ended August 31, 1995 were $56.1 million (Pro Forma), representing an increase of $25.8 million, or 85.1%, as compared to net revenues of $30.3 million (Actual) for the prior fiscal year. Mountain Crest Hospital, which was subleased on July 31, 1994, provided actual revenues to Horizon of $5.3 million and $319,000 for the fiscal years ended August 31, 1994 and 1995, respectively. The period of comparison of revenue without Mountain Crest is $55.8 million (Pro Forma) to $25.0 million (Actual), an increase of 123.2%. This increase resulted from an increase in the average number of contract locations in operation from 52.1 for the fiscal year ended August 31, 1994, to 100.6 for the fiscal year ended August 31, 1995, an increase of 93.0%. The increase of 48.5 in the average number of contract locations in operation resulted from the addition of 32.8 as a result of the Horizon LLC formation on August 1, 1994, and a net of 15.7 from internal sales efforts. The remaining difference is a result of fiscal year 1994 including only eleven months of operating activity.

         Salaries and Benefits. Salaries and benefits expenses for the fiscal year ended August 31, 1995 were $29.9 million (Pro Forma), representing an increase of $13.1 million, or 78.0%, as compared to salaries and benefits of $16.8 million (Actual) for the prior fiscal year. Mountain Crest Hospital, which was subleased on July 31, 1994, had salaries and benefits of $2.3 million for the fiscal year ended August 31, 1994. The period to period comparison of salaries and benefits without Mountain Crest is $29.9 million (Pro Forma) to $14.5 million (Actual), an increase of 106.2%. This increase resulted from the increase in the average number of contract locations in operation of 93.0%.
The remaining difference is a result of fiscal year 1994 including only eleven months of operating activity.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1995 were $1.2 million (Pro Forma), representing an increase of $640,000, or 114.3%, as compared to depreciation and amortization expenses of $560,000 (Actual) for the corresponding period in the prior fiscal year. $450,000 of this increase is due to the amortization of additional goodwill of $4.5 million and contract valuation of $2.4 million resulting from the acquisition of MHM's 27.5% minority interest in the Horizon LLC. The remainder of this increase results from depreciation expense of additional equipment purchased for the operation of the Horizon LLC beginning in July 1994.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1995 were $18.0 million (Pro Forma), representing an increase of $7.2 million, or 66.7%, as compared to other operating expenses of $10.8 million (Actual) for the prior fiscal year. Mountain Crest Hospital, which was subleased on July 31, 1994, had other operating expenses of $2.4 million for the fiscal year ended August 31, 1994. The period to period comparison of other operating expenses without Mountain Crest is $18.0 million (Pro Forma) to $8.4 million (Actual), an increase of 114.3%. This increase is predominately due to the 93.0% increase in the average number of contract locations in operation from the prior fiscal year. The remaining difference is a result of fiscal year 1994 including only eleven months of operating activity.

         Interest and Other Income (Expense), Net. Interest expense net of interest and other income for the fiscal year ended August 31, 1995 was $709,000 (Pro Forma), representing a decrease of $291,000, or 29.1%, as compared to $1.0 million in net interest expense for the corresponding period in the prior fiscal year. This change results from an increase in interest expense for the year of $69,000 resulting from higher interest rates associated with the Company's related party debt from an average 8.47% for the year ended August 31, 1994 to an average of 10.60% for the year ended August 31, 1995.
The increase in the average percentage rate was offset by the reduction in the principal balance of related party debt from $12.1 million at August 31, 1994 to $2.5 million at August 31, 1995. In addition, interest and other income for the fiscal year ended August 31, 1995 (Pro Forma) increased by $361,000, or 388.2% as compared to the corresponding period in the prior fiscal year. This increase results from the inclusion of $187,000 of rental income from the sublease of Mountain Crest Hospital on July 31, 1994, combined with an increase of interest income resulting from an increase in cash and cash equivalents between the periods combined with an increase in the average interest rate of 3.37% for the fiscal year ended August 31, 1994 to 5.29% for the fiscal year ended August 31, 1995.

         Income Tax Expense. Income tax expense for the fiscal year ended August 31, 1995, was $2.5 million (Pro Forma), based upon an assumption of a 40% effective tax rate, the rate which would be in effect if the Company did not have a net operating loss carryforward. For the fiscal year ended August 31, 1994, the Company was able to utilize its net operating loss carryforwards to offset taxable income; however, the Company was subject to alternative minimum tax. In addition, a federal income tax refund was received due to the filing of a net operating loss carryback to the fiscal year ended August 31, 1991. Hence, the Company has reflected a net tax benefit of ($20,000) for the fiscal year ended August 31, 1994.

         Net Earnings from Equity Investment in Horizon LLC. The net earnings from the equity investment in the Horizon LLC for the fiscal year ended August 31, 1994 were $364,000. For fiscal year ended August 31, 1995 (Pro Forma), the Company consolidated the Horizon LLC for financial presentation and therefore, $0 equity investment in the Horizon LLC was recorded.

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

         On April 11, 1995, the Company sold an additional 78,767 shares of common stock at the initial offering price to the public of $10.00 per share pursuant to the exercise of the overallotment option granted to the underwriters in the initial public offering. Net proceeds of $675,387 (after deducting underwriting discounts and IPO costs of $112,283) were received by the Company.

         At August 31, 1995, the Company had $2.5 million in long-term debt payable to OrNda which it paid in full on October 3, 1995. In addition, effective September 29, 1995, the Company completed a transaction with Texas Commerce Bank, N.A. for an $11 million revolving credit facility. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of August 31, 1996, the Company had $7.4 million available under the revolving credit facility. Under the terms of the facility, the principal outstanding thereunder to the Company from time to time cannot exceed the lesser of (i) $11.0 million and (ii) the sum of 80% of the Company's consolidated eligible accounts receivable, as defined, plus additional amounts up to $4.0 million based on specified time periods and the Company's debt coverage ratio, as defined, less certain reserves. Principal outstanding under the facility will bear interest at a "Floating Base Rate" and/or the "LIBOR Rate plus Applicable LIBOR Margin", as selected by the Company in accordance with the terms of the facility. See Note 6 to the Company's Consolidated Financial Statements. Accrued interest will be payable monthly during the primary term of the facility, and quarterly thereafter if the term of the facility is extended. Depending upon the Company's debt coverage ratio at December 15, 1998 principal borrowed under the facility will either be due in full on such date, or a portion of such principal will be due on such date and the remainder will be due in eight equal quarterly installments thereafter ending December 15, 2000.

         The Company is subject to certain covenants under the agreements governing the credit facility, including prohibitions against (i) incurring additional debt or liens, except permitted debt (defined to include purchase money debt of $1.0 million in the aggregate) or specified permitted liens, (ii) certain material acquisitions, other than permitted acquisitions as defined (including acquisitions not exceeding $7.0 million per transaction), (iii) certain mergers, consolidations, or asset dispositions by the Company, or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) entering into any lines of business other than that in which the Company is presently engaged. In addition, the terms of the facility require the Company to satisfy certain ongoing financial covenants. The facility is secured by all of the capital stock of the subsidiaries of the Company and substantially all other assets of the Company.

         On December 20, 1995, the Company entered into a lease agreement with a term of approximately five years for a building to be constructed to the Company's specifications. On September 27, 1996, a certificate of occupancy was issued and the Company occupied the building. Rental payments commenced the same date. In connection with the lease transaction, the Company has guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease.

         The Company believes that its net working capital of $5.5 million at August 31, 1996, including cash of $7.9 million, and the $7.4 million available under the revolving credit facility at such date, will be sufficient to cover all cash requirements over the next twelve months including estimated capital expenditures of $1.5 million. The Company generated $8.3 million in net cash from operations during the year ended August 31, 1996.

         Statements contained herein and in various public presentations that are based on future expectations rather than on historical facts are forward-looking statements as defined under The Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those in any such forward looking statement include but are not limited to demand by general hospitals for the Company's services, the Company's ability to retain existing management contracts and to sell additional contracts, changes in reimbursement to general hospitals by Medicare or other third-party payors for costs of providing mental health services, changes to other regulatory provisions relating to mental health services, overall economic conditions and various other risks as outlined in Securities and Exchange Commission filings of the Company.

INFLATION

         The Company's management contracts generally provide for annual adjustments in the Company's fees based upon various inflation indices, thus mitigating the effects of inflation. During the last three years, inflation has had little effect on the Company's business.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of the Company and the notes thereto appearing at page F-1 to F-17 attached hereto, all of which information is incorporated by reference into this Item 8.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 29, 1997 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

         The information called for by this Item 10 and Item 401 of Regulation S-K with respect to executive officers of the Company appears under the caption EXECUTIVE OFFICERS OF THE REGISTRANT following Item 4 of Part I of this report, and is incorporated by reference into this Item 10.


ITEM 11.         EXECUTIVE COMPENSATION

         The Company hereby incorporates into this Item 11 by reference to the Proxy Statement the information required by this Item 11 that will appear in the Proxy Statement under the caption EXECUTIVE COMPENSATION.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company hereby incorporates into this Item 12 by reference to the Proxy Statement the information required by this Item 12 that will appear in the Proxy Statement under the caption SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates into this Item 13 by reference to the Proxy Statement the information required by this Item 13 that will appear in the Proxy Statement under the caption COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION - Certain Transactions, and CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     (1) Reference is made to the Index to Consolidated Financial
                     Statements appearing at page F of this report.

                 (2) Reference is made to the Index to Financial Statement
                     Schedules appearing at page S of this report.

                 (3) Exhibits.

     NUMBER          EXHIBIT
     ------          -------
        3.1          -  Certificate of Incorporation of the Company, as amended
                        (incorporated herein by reference to Exhibit 3.1 to
                        Amendment No. 2 as filed with the Commission on
                        February 16, 1995 ("Amendment No. 2") to the Company's
                        Registration Statement on Form S-1 filed with the
                        Commission on January 6, 1995 (Registration No. 33-
                        88314) (the "Form S-1")).

        3.2          -  Amended and Restated Bylaws of the Company, as amended
                        (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Form S-1).

        4.1          -  Specimen Common Stock Certificate (incorporated herein
                        by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Form S-1).

       10.1          -  Partnership Agreement dated May 1, 1989 between Horizon
                        Health Management Company and Geropsych, Inc.
                        (incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1).

       10.2          -  Partnership Amendment dated March 27, 1991 between
                        Horizon Health Management Company and Geropsych, Inc.
                        (incorporated herein by reference to Exhibit 10.2 to the Company's Form S-1).

       10.3          -  Lease dated as of December 15, 1990 between Charter
                        Hospital of Fort Collins, Inc. and HHG Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1).

       10.4          -  Sublease Agreement dated as of July 31, 1994 between
                        HHG Colorado, Inc. and MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1).

       10.5          -  Consent to Sublease dated as of July 31, 1994 by
                        Charter Hospital of Fort Collins, Inc. (incorporated herein by reference to Exhibit 10.15 to the Company's
                        Form S-1).

       10.6          -  Assumption Agreement dated as of July 31, 1994 between
                        HHG Colorado, Inc. and MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1).

       10.7          -  Guaranty dated as of July 31, 1994 of Mental Health
                        Management, Inc. to Charter Hospital of Fort Collins,
                        Inc. for the benefit of MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1).

       10.8          -  Agreed Permanent Injunction and Final Judgment dated
                        December 8, 1994 (incorporated herein by reference to Exhibit 10.32 to the Company's Form S-1).

       10.9          -  Lease Agreement dated as of January 4, 1994 between
                        Bentley Properties and Horizon Mental Health Services,
                        Inc., a Texas corporation (incorporated herein by reference to Exhibit 10.36 to the Company's Form S-1).

       10.10         -  Lease dated as of November 11, 1993 between RREEF USA
                        Fund-I Hartford Plaza, Inc. and Horizon Mental Health
                        Services, Inc. and amendment thereto dated as of November 30, 1994 (incorporated herein by reference to Exhibit 10.37 to the Company's Form S-1).

       10.11         -  Standard Office Building Lease Agreement dated April
                        1993 between The Professional Tower Limited Partnership and Horizon Mental health Services, Inc. and amendment thereto dated as of September 22, 1993 (incorporated herein by reference to Exhibit 10.39 to the Company's
                        Form S-1).

       10.12         -  Lease Agreement dated May 3, 1995 between Aid
                        Association for Lutherans and Horizon Mental Health
                        Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
                        10-Q for the quarter ended May 31, 1995 as filed with the Commission on July 6, 1995 (the "May 1995 Form 10-
                        Q").

       10.13         -  Employment Agreement dated as of August 1, 1989 between
                        Horizon Health Group, Inc. and James Ken Newman
                        (incorporated herein by reference to Exhibit 10.40 to the Company's Form S-1).

       10.14         -  Amendment to Employment Agreement dated April 11, 1990
                        between Horizon Health Group, Inc. and James Ken Newman
                        (incorporated herein by reference to Exhibit 10.41 to the Company's Form S-1).

       10.15         -  Second Amendment to Employment Agreement dated February
                        6, 1992 between Horizon Health Group, Inc. and James
                        Ken Newman (incorporated herein by reference to Exhibit
                        10.42 to the Company's Form S-1).

       10.16         -  Third Amendment to Employment Agreement dated as of
                        January 5, 1995 between Horizon Mental Health
                        Management, Inc. and James Ken Newman (incorporated herein by reference to Exhibit 10.43 to the Company's
                        Form S-1).

       10.17         -  Employment Agreement dated as of August 21, 1990
                        between Horizon Health Management Company, Inc. and
                        Gary A. Kagan (incorporated herein by reference to Exhibit 10.44 to the Company's Form S-1).

       10.18         -  Letter dated November 23, 1992 between Horizon Mental
                        Health Services, Inc. and Robert A. Lefton regarding severance arrangements (incorporated herein by reference to Exhibit 10.45 to the Company's Form S-1).

       10.19         -  Agreement for Consulting Services dated as of April 17,
                        1995 between Horizon Mental Health Management, Inc. and
                        Gerald S. O'Keefe (incorporated herein by reference to Exhibit 10.4 to the Company's May 1995 Form 10-Q).

       10.20         -  Loan Agreement dated September 29, 1995 among Horizon
                        Mental Health Management, Inc., a Delaware corporation,
                        Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National
                        Association (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (the "1995 Form 10-
                        K")).

       10.21         -  $11,000,000 Revolving Credit Note dated September 29,
                        1995 executed by Horizon Mental Health Management,
                        Inc., a Delaware corporation, Horizon Mental Health
                        Management, Inc., a Texas corporation, and Mental
                        Health Outcomes, Inc., a Delaware corporation, payable to Texas Commerce Bank National Association
                        (incorporated by reference to Exhibit 10.46 to the 1995
                        Form 10-K).

       10.22         -  Security Agreement dated September 29, 1995 executed by
                        Horizon Mental Health Management, Inc., a Delaware corporation, as debtor, in favor of Texas Commerce Bank
                        National Association (incorporated by reference to Exhibit 10.47 to the 1995 Form 10-K).
       10.23         -  Security Agreement dated September 29, 1995 executed by
                        Horizon Mental Health Management, Inc., a Texas corporation, as debtor, in favor of Texas Commerce Bank
                        National Association (incorporated by reference to Exhibit 10.48 to the 1995 Form 10-K).
       10.24         -  Pledge and Security Agreement dated September 29, 1995, executed by Horizon Mental Health Management, Inc., a
                        Delaware corporation, as pledgor, in favor of Texas
                        Commerce Bank National Association (incorporated by reference to Exhibit 10.49 to the 1995 Form 10-K).

       10.25         -  Stock Purchase Agreement among Horizon Mental Health
                        Management, Inc., as purchaser, and Joseph R. Bona,
                        M.D., Nancy J. Simons, Ph.D., John G. Toms, Ph.D.,
                        William H. Kale, Ph.D., and David E. Stenmark, Ph.D., as sellers, dated July 31, 1996 (filed herewith).

       10.26         -  First Amendment to Loan Agreement dated as of December
                        20, 1995 among Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health
                        Management, Inc., a Texas corporation, Mental Health
                        Outcomes, Inc., a Delaware corporation, and Texas
                        Commerce Bank National Association (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended November 30, 1995 as filed with the Commission on January 16, 1996
                        (the "November 1995 Form 10-Q")).

       10.27         -  Letter Loan Agreement dated December 20, 1995 among
                        North Central Development Company, as borrower, Texas
                        Commerce Bank National Association, as lender, and
                        Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a
                        Texas corporation, and Mental Health Outcomes, Inc., a
                        Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the November
                        1995 Form 10-Q).

       10.28         -  Lease Agreement dated as of December 20, 1995 between
                        North Central Development Company and Horizon Mental
                        Health Management, Inc., a Delaware corporation
                        (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

       10.29         -  Unconditional Guaranty Agreement dated as of December
                        20, 1995 by Horizon Mental Health Management, Inc., a
                        Delaware corporation, in favor of Texas Commerce Bank
                        National Association (incorporated herein by reference to Exhibit 10.9 to the November 1995 Form 10-Q).
                        Unconditional Guaranty Agreements dated as of December
                        20, 1995 in this same form were also signed by Horizon
                        Mental Health Management, Inc., a Texas corporation,
                        Mental Health Outcomes, Inc., a Delaware corporation,
                        HHMC Partners, Inc., a Delaware corporation, and HHG
                        Colorado, Inc., a Colorado corporation, subsidiaries of the Company, but are not filed as allowed by Instruction 2 to Item 601 of Regulation S-K.

       10.30         -  Horizon Mental Health Management, Inc. 1995 Stock
                        Option Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

       10.31         -  Horizon Mental Health Management, Inc. Amended and
                        Restated 1995 Stock Option Plan for Eligible Outside
                        Directors (incorporated herein by reference to Exhibit
                        10.12 to the November 1995 Form 10-Q).

       10.32         -  Commercial lease dated December 5, 1995 between PCT
                        Office Company and Horizon Mental Health Management,
                        Inc. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996 as filed with the Commission on April 4, 1996 (the "February 1996 Form
                        10-Q")).

       10.33         -  Commercial lease dated November 8, 1995 between N & S
                        Investment (USA), Inc. and Horizon Mental Health
                        Management, Inc. (incorporated herein by reference to Exhibit 10.8 to the February 1996 Form 10-Q).

       10.34         -  Horizon Mental Health Management Bonus Plan Fiscal 1995
                        (incorporated herein by reference to Exhibit 10.51 to the Company's Form S-1).

       10.35         -  Horizon Mental Health Management Bonus Plan Fiscal 1996
                        (incorporated herein by reference to Exhibit 10.13 to the November 1995 Form 10-Q).

       10.36         -  Horizon Mental Health Management Bonus Plan Fiscal 1997
                        (filed herewith).

       10.37         -  Horizon Mental Health Management Contingent Bonus Plan
                        (filed herewith).

       10.38         -  Horizon Health Group, Inc. 1989 Stock Option Plan, as
                        amended (incorporated herein by reference to Exhibit
                        10.52 of Amendment No. 2 to the Company's Form S-1).

       10.39         -  Lease Agreement dated August 22, 1995 between Centoff
                        Realty Co., Inc. and Horizon Mental Health Management,
                        Inc. (incorporated herein by reference to Exhibit 10.54 to the 1995 Form 10-K).

       10.40         -  Commercial Lease dated October 15, 1995 between
                        Cummings Properties Management, Inc. and Horizon Mental
                        Health Management, Inc. (incorporated herein by reference to Exhibit 10.55 to the 1995 Form 10-K).

       11.1          -  Statement Regarding Computation of Per Share Earnings
                        (filed herewith).

       21.1          -  List of Subsidiaries of the Company (filed herewith).

       23.1          -  Consent of Price Waterhouse L.L.P. (filed herewith).

       27.1          -  Financial Data Schedule (filed herewith).

       (b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 14, 1996

                                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                                     BY:
                                        --------------------------------------
                                                   JAMES KEN NEWMAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                   SIGNATURE                                CAPACITY                                 DATE
                   ---------                                --------                                 ----
                                                    President, Chief Executive Officer and       November 14, 1996
------------------------------------------------    Chairman of the Board
              James Ken Newman

                                                    Executive Vice President, Finance &          November 14, 1996
------------------------------------------------    Administration, Principal Financial and
               James W. McAtee                      Accounting Officer and Director


                                                    Director                                     November 14, 1996
-----------------------------------------------
                Jack R. Anderson

                                                    Director                                     November 14, 1996
-----------------------------------------------
                 George E. Bello

                                                    Director                                     November 14, 1996
-----------------------------------------------
             William H. Longfield

                                                    Director                                     November 14, 1996
-----------------------------------------------
                  Keith B. Pitts

                                                    Director                                     November 14, 1996
-----------------------------------------------
                Donald E. Steen

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets at August 31, 1995 and 1996 . . . . . . . . . .  F-2

Consolidated Statements of Income
  For the Years Ended August 31, 1994, 1995, Pro Forma 1995, and 1996 . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  For the Years Ended August 1994, 1995 and 1996  . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows
  For the Years Ended August 1994, 1995 and 1996  . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . .  F-7





                                       F

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon Mental Health Management, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Horizon Mental Health Management, Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion of these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
October 7, 1996

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                     ASSETS

                                                                          AUGUST 31,
                                                                  1995                  1996
                                                             --------------        -------------
CURRENT ASSETS:
   Cash and short-term investments                         $      3,167,036     $      7,940,232
   Accounts receivable less allowance for uncollectible
    accounts of $1,223,027 and $627,142
    at August 31, 1995 and 1996, respectively                     5,723,858            7,096,964
   Receivable from employees                                        173,206               89,126
   Prepaid expenses and supplies                                    124,587              234,028
   Other receivables                                                100,397               29,426
   Other current assets                                              30,680               71,940
   Current deferred taxes                                           704,276            1,018,602
                                                           ----------------     ----------------
        TOTAL CURRENT ASSETS                                     10,024,040           16,480,318
                                                           ----------------     ----------------

PROPERTY AND EQUIPMENT:
   Equipment                                                      1,801,508            2,325,320
   Buildings and improvements                                       106,784              109,467
                                                           ----------------     ----------------
                                                                  1,908,292            2,434,787
   Less accumulated depreciation                                    966,561            1,552,975
                                                           ----------------     ----------------
                                                                    941,731              881,812
Goodwill, net of accumulated amortization of $1,188,130
 and $1,525,015 at August 31, 1995 and 1996,
 respectively                                                    11,574,409           13,388,738
Management contracts, net of accumulated amortization
 of $989,603 and $1,475,375 at August 31, 1995
 and 1996, respectively                                           2,410,801            1,925,029
Other assets                                                        400,534              195,630
                                                           ----------------     ----------------
        TOTAL ASSETS                                       $     25,351,515     $     32,871,527
                                                           ================     ================


          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         AUGUST 31,
                                                                  1995                 1996
                                                              --------------       --------------
CURRENT LIABILITIES:
   Accounts payable                                         $      1,070,955     $      1,193,048
   Employee compensation and benefits                              3,188,684            4,018,951
   Accrued third party payor liabilities                             469,061              142,918
   Income taxes payable                                              535,244                9,598
   Accrued expenses                                                1,623,681            4,981,386
   Payable to Health Insurance Program                               661,248              661,248
   Current debt maturities                                             7,248               -
                                                            ----------------     ----------------
        TOTAL CURRENT LIABILITIES                                  7,556,121           11,007,149

   Long-term debt-related party - Note 6                           2,500,000               -
   Deferred income taxes                                             643,351            1,496,214
                                                            ----------------     ----------------
        TOTAL LIABILITIES                                         10,699,472           12,503,363
                                                            ----------------     ----------------

Commitments and contingencies - Note 9                                -                    -
Minority interest                                                     -                     8,755

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, authorized 500,000
    shares; none issued or outstanding                                -                    -
   Common stock, $.01 par value, 10,000,000 shares
    authorized at August 31, 1995 and 1996;
    3,561,050 and 3,650,677 shares issued
    and outstanding at August 31, 1995 and 1996                       35,610               36,507
   Additional paid-in capital                                     13,725,432           13,867,661
   Retained earnings                                                 891,001            6,455,241
                                                            ----------------     ----------------
                                                                  14,652,043           20,359,409
                                                            ----------------     ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                 $    25,351,515     $     32,871,527
                                                             ===============     ================


          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                           FOR THE YEARS ENDED AUGUST 31,
                                           ---------------------------------------------------------------
                                               1994             1995             1995             1996
                                           ------------      -----------     ------------      -----------
                                                                               PRO FORMA
                                                                              (UNAUDITED)
REVENUES:
   Net patient and service revenue          $30,258,927      $29,349,764      $56,077,599      $62,444,755

EXPENSES:
   Salaries and benefits                     16,813,613       15,389,780       29,925,058       34,705,889
   Purchased services                         4,730,775        4,644,645        9,023,683        8,635,117
   Provision for bad debts                      312,176          208,946          901,688           73,948
   Depreciation and amortization                560,417          903,184        1,166,734        1,307,688
   Other                                      5,745,092        4,267,212        8,045,786        8,805,581
                                            -----------      -----------      -----------      -----------

Operating expenses                           28,162,073       25,413,767       49,062,949       53,528,223
                                            -----------      -----------      -----------      -----------

Other income (expense)
   Interest expense - related party          (1,091,442)      (1,161,440)      (1,161,440)         (24,298)
   Interest expense - other                      (2,545)          (1,350)          (1,350)          (5,073)
   Interest income and other                     92,572          409,047          453,554          353,231
   Loss on sale of fixed assets                  (3,467)          -                -                -
                                            -----------      -----------      -----------      -----------


Income before income taxes                    1,091,972        3,182,254        6,305,414        9,240,392
Income tax expense (benefit)                    (20,380)         803,754        2,522,166        3,673,755
                                            -----------      -----------      -----------      -----------


Income before equity in net earnings
 of Horizon LLC and minority interest         1,112,352        2,378,500        3,783,248        5,566,637
Equity in net earnings of Horizon LLC           364,000        1,567,720             -                -
Minority interest                                  -                -                -              (2,397)
                                            -----------      -----------      -----------      -----------
Net income                                  $ 1,476,352      $ 3,946,220      $ 3,783,248      $ 5,564,240
                                            ===========      ===========      ===========      ===========
Earnings per common share:
   Net income per common share              $      0.53      $      1.15      $      0.90     $       1.28
                                            ===========      ===========      ===========      ===========

Weighted average shares outstanding           2,789,165        3,441,926        4,219,505        4,350,028
                                            ===========      ===========      ===========      ===========





          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED AUGUST 31, 1994, 1995, AND 1996
-------------------------------------------------------------------------------


                                                            ADDITIONAL           RETAINED
                                    COMMON SHARES            PAID-IN             EARNINGS
                                SHARES         AMOUNT         CAPITAL            (DEFICIT)          TOTAL
                             -----------     ---------      ------------       ------------      -----------
Balance at
 August 31, 1993               2,082,000     $  20,820       $ 1,575,196       $(4,531,571)      $(2,935,555)

Net income                           -             -                 -           1,476,352         1,476,352

Sale of rights to
 purchase options                    -             -              25,000               -              25,000
                             -----------     ---------       -----------       -----------       -----------
Balance at
 August 31, 1994               2,082,000     $  20,820       $ 1,600,196       $(3,055,219)      $(1,434,203)

Net income                           -             -                 -           3,946,220         3,946,220

Initial public
 offering                      1,400,000        14,000        11,985,528               -          11,999,528

Exercise of stock
 options                          79,050           790           122,958               -             123,748

Sale of rights to
 purchase options                    -             -              16,750               -              16,750
                             -----------     ---------       -----------       -----------       -----------
Balance at
 August 31, 1995               3,561,050     $  35,610       $13,725,432       $   891,001       $14,652,043

Net income                           -             -                 -           5,564,240         5,564,240

Exercise of stock
 options                          89,627           897           142,229               -             143,126
                             -----------     ---------       -----------       -----------       -----------
Balance at
 August 31, 1996               3,650,677     $  36,507       $13,867,661       $ 6,455,241       $20,359,409
                             ===========     =========       ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1994, 1995 and 1996
-------------------------------------------------------------------------------

                                                                               1994             1995             1996
                                                                          --------------   --------------   --------------
Cash flows from operating activities:
   Net income                                                               $  1,476,352     $  3,946,220     $  5,564,240
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                               560,417          903,184        1,307,688
     Loss on sale of equipment                                                     3,467           -                -
     Horizon LLC investment income                                              (364,000)      (1,567,720)          -
     Minority interest                                                            -                -                 2,397
   Changes in net assets and liabilities:
     (Increase) decrease in accounts receivable                                1,342,206        4,901,665       (1,347,073)
     (Increase) decrease in other receivables                                     (1,054)          69,177          158,091
     (Increase) decrease  in prepaid expenses and supplies                       340,383          263,777         (105,405)
     (Increase) decrease in other assets                                         (85,884)         171,329         (127,188)
     Increase in accounts payable and accrued expenses                           254,717        1,043,854        2,850,323
     (Decrease) increase in payable to health insurance program                  718,000       (1,126,208)          -
                                                                            ------------     ------------     ------------
Cash flows provided by operating activities                                    4,244,604        8,605,278        8,303,073
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
   Purchase of fixed assets                                                     (347,881)        (292,209)        (378,988)
   Payment for purchase of minority interest in
    Horizon LLC, net of cash acquired                                             -            (9,196,249)          -
   Cash contributed to Horizon LLC                                            (1,800,000)        (620,000)          -
   Payment for purchase of PPS, net of cash acquired                              -                -              (786,767)
                                                                            ------------     ------------     ------------
Cash flows used in investing activities                                       (2,147,881)     (10,108,458)      (1,165,755)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
   Payments on long-term debt                                                 (1,610,942)      (9,613,536)      (2,507,248)
   Sale of rights to purchase options                                             25,000           16,750           -
   Net proceeds from issuance of stock                                            -            12,123,276          143,126
                                                                            ------------     ------------     ------------
Cash flows provided by (used in) financing activities                         (1,585,942)       2,526,490       (2,364,122)
                                                                            ------------     ------------     ------------
Net increase in cash and short-term investments                                  510,781        1,023,310        4,773,196
                                                                            ------------     ------------     ------------
Cash and short-term investments at beginning of year                           1,632,945        2,143,726        3,167,036
                                                                            ------------     ------------     ------------
Cash and short-term investments at end of year                              $  2,143,726     $  3,167,036     $  7,940,232
                                                                            ============     ============     ============

Supplemental disclosure of cash flow information:
------------------------------------------------
   Cash paid during the year for:
     Interest                                                               $  1,091,442     $  1,162,790     $     29,371
                                                                            ============     ============     ============
     Income taxes                                                           $     15,971     $    374,438     $  3,721,824
                                                                            ============     ============     ============
Supplemental disclosure of noncash investing activities:
-------------------------------------------------------
   Purchase of minority interest in Horizon LLC during fiscal year
     1995 and the acquisition of 80% of the common stock of
       Professional Psychological Services during the fiscal year 1996:
       Fair value of assets acquired                                        $     -          $ 17,283,061     $  2,315,535
       Cash paid                                                                  -            (9,683,467)      (1,225,000)
       Conversion of equity investment                                            -            (4,351,737)          -
                                                                            ------------     ------------     ------------
     Liabilities assumed                                                    $     -          $  3,247,857     $  1,090,535
                                                                            ============     ============     ============

          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   ORGANIZATION

     Horizon Mental Health Management, Inc. ("Horizon or the Company") is a contract manager of mental health programs offered by general acute care hospitals in the United States. These management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. Horizon currently has offices in the Dallas, Texas; San Francisco, California; Chicago, Illinois; Tampa, Florida; and Boston, Massachusetts metropolitan areas.

     On August 1, 1994 Horizon signed a contract with the Horizon Mental Health Management LLC (the "Horizon LLC") to have it manage all of Horizon's then existing management contract obligations for a 72.5% interest in the Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by Mental Health Management, Inc. ("MHM") which signed a contract with the Horizon LLC to have it manage all of MHM's then existing management contract obligations. Prior to the Company's acquisition of the minority interest of MHM in the Horizon LLC, as discussed below, certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles, and therefore the Horizon LLC was not consolidated with Horizon and Horizon accounted for its investment in the Horizon LLC by the equity method through the six months ended February 28, 1995. Prior to formation of the Horizon LLC, Horizon's contracts were managed through a wholly-owned subsidiary. The Horizon LLC contract stipulated that MHM, as a member in the Horizon LLC, would be allocated the first $1,750,000 of the Horizon LLC income for each of the two fiscal years ending August 31, 1995 and 1996. During the six months ended February 28, 1995, MHM was allocated a total of $1,750,000 of the Horizon LLC's income while Horizon was allocated $1,567,720 all in the second quarter.

     Upon completion of its initial public offering of common stock, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly-owned subsidiary of Horizon. The Horizon LLC has been consolidated with the Company effective March 1, 1995 through August 31, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon. (See Note 4)

     Horizon was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of these companies, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital of the two companies were transferred to Horizon.

     A subsidiary of Horizon leased and began operating Mountain Crest Hospital ("MCH") in December 1990. Just prior to the Horizon LLC formation, Horizon subleased MCH to MHM for a period commencing July 31, 1994 through December 31, 2000. Horizon, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of its guaranty. The sublease requires monthly rental payments to Horizon of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     sublease life which expires upon expiration of the primary lease on December 31, 2000. As of August 31, 1996, Horizon has received $603,686 of the $1,200,000 resulting in future receipts of $596,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000. Horizon retained the July 31, 1994 balances of accounts receivable and the liabilities for the MCH operations, the remaining balances of which are included in the consolidated financial statements at August 31, 1995 and 1996. In addition, the results of the MCH operations through July 31, 1994 are also included in the consolidated financial statements.

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

     PURCHASE OF MINORITY INTEREST

     On March 20, 1995, $9,683,467 of the $11,324,141 in net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in the Horizon LLC. The purchase transaction eliminated MHM's equity interest in the Horizon LLC ($2,794,715) and recognized an increase in intangible assets based upon the value of the Horizon LLC management contracts ($2,355,000). The remaining purchase price was recorded as goodwill ($4,533,752). The increase in contract value will be amortized over seven years and the goodwill over forty years. As a result of this transaction, the Horizon LLC was consolidated with the Company effective March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon. (See Note 4)

2.   SUBLEASE OF MOUNTAIN CREST HOSPITAL OPERATIONS

     As discussed in Note 1, Horizon subleased the operations of MCH to MHM effective July 31, 1994. The operating results of MCH for the eleven months ended July 31, 1994 have been consolidated with the operating results of Horizon for the year ended August 31, 1994. The net revenues and operating income of MCH as of the eleven months ended July 31, 1994 which are included in the consolidated financial statements are:

                                                  For the eleven
                                                  months ended
                                                   July 31, 1994
                                                 ----------------
        Net revenues                              $   5,297,174
                                                  =============
        Operating income                          $     623,023
                                                  =============

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments include securities with original maturities of three months or less when purchased.

     PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over the assets' estimated useful lives. The useful life of furniture and fixtures and computer equipment are estimated to be five years and three years, respectively. Routine maintenance and repair items are charged to current operations.

     SALE OF RIGHTS TO PURCHASE OPTIONS: During the years ended August 31, 1995 and 1994, Horizon issued nonstatutory stock options to purchase 112,000 and 270,825 shares of common stock, respectively - see Note 7. Certain of these options required payment of $1.00 per option by the recipient prior to issuance of the option. Horizon recognized these payments as an addition to Additional Paid-in Capital.

     NET REVENUES: Net revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined.

     Some management contracts include a clause which states that Horizon will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied, an allowance for 100% of the disputed amount is recorded by Horizon. Management believes it has adequately provided for any potential adjustments that may result from final settlement of these denials.

     At August 31, 1996, Horizon had management contracts with 32 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA") of which, 27 had programs in operation. These 27 contracts accounted for 23.0% of the net revenues for the year ended August 31, 1996. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 26.1% of the net revenues for the year ended August 31, 1996.

     The customers of Horizon are not concentrated in any specific geographic region, but are concentrated in the health care industry. Horizon generally does not require collateral to support outstanding accounts receivable.

     HEALTH INSURANCE PROGRAM REIMBURSEMENT: Services were provided under Horizon's management to patients who are eligible for coverage under Title XVIII (Medicare) Health Insurance Programs. Amounts received are generally less than the standard billing rates of the hospital and receivables are recorded in the consolidated balance sheet at the estimated amount to be reimbursed.

     Amounts due to/from Health Insurance Programs under Medicare are subject to final determination through an audit by a fiscal intermediary. Any difference between the final determination and estimated amounts accrued is accounted for as an adjustment to patient service revenue in the year of final determination. Management believes it has adequately provided for any potential adjustments resulting from an audit.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, the Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. As of August 31, 1996, no impairment losses have been incurred.

     INCOME TAXES:  Horizon has adopted Statement of Financial Accounting
     Standards ("SFAS") No. 109, "Accounting for Income Taxes."   SFAS 109
     generally requires an asset and liability approach and requires recognition of deferred tax assets and liabilities resulting from differing book and tax bases of assets and liabilities. It requires that deferred tax assets and liabilities be determined using the tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Under this method, future financial results will be impacted by the effect of changes in income tax rates on cumulative deferred income tax balances.

     NET INCOME PER SHARE: Net income per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Dilutive common equivalents consist of stock options calculated using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. All shares and per share data, except par value per share, have been retroactively adjusted to reflect the 2-for-1 stock split of the Company's common stock (see Note 10).

     USE OF ESTIMATES: The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

4.   INVESTMENT IN HORIZON LLC

     Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes for the six months ended February 28, 1995. As a result of Horizon's March 20, 1995 acquisition of the minority interest of MHM in the Horizon LLC, the Horizon LLC became a wholly-owned subsidiary of Horizon and has been consolidated with the Company effective March 1, 1995.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     Summarized financial information for the Horizon LLC is as follows:

                                             August 1, 1994          Six
                                             (inception) to     months ended
                                            August 31, 1994   February 28, 1995
                                            ---------------   -----------------
                                                                 (Unaudited)
               Net revenues                 $    4,427,053    $    26,869,535
               Operating expenses                3,926,904         23,566,024
               Other income                          1,912             44,507
                                            --------------    ---------------
               Income before income taxes          502,061          3,348,018
               Income tax expense                  -                   30,298
               Net income                   $      502,061    $     3,317,720
                                            ==============    ===============

                                            August 31, 1994   February 28, 1995
                                            ---------------   -----------------
                                                                 (Unaudited)

               Current assets               $    5,139,363    $     9,688,529
               Noncurrent assets                   65,997             848,136
                                            --------------    ---------------
               Total assets                 $    5,205,360    $    10,536,665
                                            ==============    ===============
               Current liabilities          $    1,703,269    $     3,247,846
                                            ==============    ===============

               Noncurrent liabilities              -                   -
                                            ==============    ===============
               Total liabilities                 1,703,269          3,247,846
               Members' equity                   3,502,091          7,288,819
                                            --------------    ---------------
                                            $    5,205,360    $    10,536,665
                                            ==============    ===============

     As of February 28, 1995, Horizon recognized its capital contributions and its share of net earnings of the Horizon LLC as an increase in its investment and recognized Horizon LLC distributions as a decrease in its investment. Horizon capital contributions totaled $3,420,000 through February 28, 1995. Distributions received by the Company from the Horizon LLC totaled $1,000,000 through February 28, 1995. The Company's share of the Horizon LLC's net earnings was $1,567,720 for the six months ended February 28, 1995. The Horizon LLC contract stipulates that MHM is allocated the first $1,750,000 of Horizon LLC net earnings in the fiscal year ending August 31, 1995. On September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon.

5.   INVESTMENT IN PPS

     On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a
     6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

     In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

     The following presents the revenue of PPS for fiscal years 1995 and 1996. PPS's effect on Horizon's net income and earnings per share has been deemed negligible for these periods and not presented.

     Historical Revenue Summary (unaudited)

                    1995                          1996
                 ----------                    ----------
                 $4,475,000                    $5,050,000

6.   LONG-TERM DEBT AND RELATED PARTY TRANSACTIONS

     At August 31, 1995 and 1996, Horizon had the following long-term debt:

                                                    August 31,   August 31,
                                                       1995       1996
                                                    -----------------------
     Texas Commerce Bank -
       Revolving Credit Facility                         -              -
     Promissory Note to OrNda,
      due on November 30, 1999, interest is
      payable quarterly at prime plus 2%.
      Principal of $48,000 is payable quarterly.     $2,500,000    $    -
     Other                                                7,248         -
                                                  -------------    --------
                                                      2,507,248         -
                                                  -------------    --------
     Less current maturities                             (7,248)        -
                                                  -------------    --------
                                                  $   2,500,000    $    -
                                                  =============    ========

     Horizon believes the fair market value of the Promissory Note was not in excess of the book value at August 31, 1995. On October 3, 1995, the Company paid OrNda $2,524,298 for the outstanding balance of the note plus accrued interest.

     Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with maximum advance commitment of $11,000,000. On December 12, 1995, the Company paid TCB the outstanding balance of $1,300,000 originally advanced to the Company during the quarter ended November 30, 1995, plus accrued interest. As of August 31, 1996, the Company has borrowed $0 against the available line of credit and has $7.4 million available for advances under the revolving credit facility.

     The line of credit will bear interest at (1) the lesser of the Floating Base Rate or the maximum nonusurious interest rate permitted by law and/or
     (2) the lesser of the LIBOR Rate plus LIBOR Margin or the maximum nonusurious interest rate permitted by law.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

     The original maturity date of this line of credit is December 15, 1998; however, it may be extended to December 15, 2000 if certain debt coverage ratios are met.

7.   STOCK OPTIONS

     In accordance with Horizon's 1989 and 1995 Stock Option Plans, as amended, 1,287,895 shares of common stock have been reserved for grant to key employees. Of these, 933,895 options, 940,845 options, and 974,218 options were issued and outstanding at August 31, 1994, 1995, and 1996, respectively. During fiscal 1994 and 1995, nonstatutory stock options to purchase 270,825, and 112,000 shares of common stock were granted with an exercise price of $5.42 or $6.00, and $10.00, $11.125 or $13.375 per share, respectively. On September 1, 1995, the Company granted an additional 85,000 options under the 1995 Stock Option Plan at $14.625 per share subject to shareholder approval which was received on January 11, 1996. An additional 85,500 shares with an exercise price of $21.25 were granted on August 15, 1996. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. The options are generally exercisable in cumulative installments over a four-year period and terminate 10 years from the date of grant. No options were canceled or expired during fiscal 1994. However, during fiscal 1995 and 1996, 26,000 and 7,500 options granted to former officers were canceled respectively. During fiscal 1995, vested options of 67,500 and 11,550 have been exercised by certain officers at exercise prices of $1.25 and $3.2125, respectively. During fiscal 1996, vested options of 28,000 at $0.75, and 25,877 at $1.25 and 35,750 at $1.50 have been exercised by certain key employees.

     At August 31, 1996 there were 1,287,895 shares reserved, of which 170,677 shares were issued and exercised, 974,218 shares were issued and unexercised and 143,000 shares remain unissued. Of the 974,218 shares issued and unexercised, 346,968 shares were exercisable.

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

     At August 31, 1996 there were 100,000 shares reserved, of which no shares were issued and exercised, 40,000 shares were issued and unexercised and 60,000 shares remain unissued. Of the 40,000 shares issued and unexercised, 8,000 shares were exercisable.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

8.   INCOME TAXES

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax (benefit) expense comprised the following components:

                                                   Federal        State            Total
                                                ------------    ------------    ------------
      Year Ended August 31, 1994
           Current                              $      7,200    $    (27,580)   $    (20,380)
           Deferred                                     -               -                -
                                                ------------    ------------    ------------
                                                $      7,200    $    (27,580)   $    (20,380)
                                                ============    ============    ============
      Year Ended August 31, 1995
           Current                              $    548,260    $    316,419    $    864,679
           Deferred                                  (54,512)         (6,413)        (60,925)
                                                ------------    ------------    ------------
                                                $    493,748    $    310,006    $    803,754
                                                ============    ============    ============
      Year Ended August 31, 1996
           Current                              $  2,599,122    $    536,097    $  3,135,219
           Deferred                                  481,849          56,687         538,536
                                                ------------    ------------    ------------
                                                $  3,080,971    $    592,784    $  3,673,755
                                                ============    ============    ============

      The components of the net deferred tax (liabilities) assets at August 31, 1994, 1995 and 1996 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                     1994               1995            1996
                                                ---------------   --------------  -------------
    Management contracts                        $   (1,581,643)   $  (1,717,189)  $  (1,613,132)
    Goodwill                                               -                -          (198,761)
                                                --------------    -------------   -------------
    Gross deferred tax liabilities              $   (1,581,643)   $  (1,717,189)  $  (1,811,893)
                                                ==============    =============   =============
    Accounts receivable                         $      307,446    $     410,719   $     368,078
    Vacation accruals                                  104,340          293,557         375,532
    Misc accruals                                          -                -           274,991
    Fixed assets/intangibles                               -             45,515          73,923
    Net operating loss carryforward                  2,559,156        1,028,323         241,757
    Deferred tax asset valuation allowance          (1,389,299)             -               -
                                                --------------    -------------   -------------
    Deferred tax assets                         $    1,581,643    $   1,778,114   $   1,334,281
                                                ===============   ==============  =============
    Net deferred tax asset (liability)          $          -      $      60,925   $    (477,612)
                                                ===============   ==============  =============

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      At August 31, 1996, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $600,000. These carryforwards may be utilized to offset future years' income and will expire during 2008 if unused prior to that date.

      The following is a reconciliation of income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

                                                             1994                1995              1996
                                                       ---------------      --------------     ------------
      Federal income taxes based on 34% of book
       income (including equity in net earnings
       of Horizon LLC)                                  $      495,030      $   1,614,991      $   3,141,732
      Meals and entertainment, goodwill
       amortization and other permanent adjustments             48,279            135,441            142,136
      Change in valuation allowance                           (510,877)        (1,389,299)             -
      State income taxes and other adjustments                 (52,812)           442,621            389,887
                                                        --------------      -------------      -------------
                                                        $      (20,380)     $     803,754      $   3,673,755
                                                        ==============      =============      =============

      The change in the deferred tax asset valuation allowance is primarily due to the utilization of net operating loss carryforwards in the years ended August 31, 1994 and 1995.

9.    COMMITMENTS AND CONTINGENCIES

      Horizon leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

           Year ended August 31:
               1997                      $     569,586
               1998                            501,768
               1999                            360,741
               2000                            315,578
               2001                            315,000
                                         -------------
                                         $   2,062,673
                                         =============

      Rent expense for the years ended August 31, 1994, 1995, and 1996 totaled $1,049,828, $315,105 and $644,931, respectively.

      Horizon is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      Horizon is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation would not be in excess of any reserves or have a material adverse effect on Horizon's financial position or results of operations.

10.   COMMON STOCK

      On March 30, 1994, Horizon effected a two for one common stock split, increasing the number of authorized common shares from 2,000,000 to 4,000,000. The par value of such stock remained at $0.01 per share, thereby causing $10,410 originally recorded as additional paid-in capital to be reclassified as common stock. Upon effecting the stock split, the stock options and their related exercise prices were doubled and halved, respectively.

      On February 1, 1995, Horizon increased the number of its authorized common shares to 10,000,000.

11.   UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION

      The following unaudited pro forma information for the years ended August 31, 1994 and 1995, has been prepared as if the issuance of 1,321,233 shares of the common stock from the initial public offering, and the purchase of the minority interest in the Horizon LLC at a price equal to 1,041,233 times the initial public offering price per share had occurred on September 1, 1993. In addition, the operating results of the Mountain Crest Hospital for the eleven months ended July 31, 1994 have been removed, as such operations were subleased by the Company effective July 31, 1994.

                                                      For the year        For the year
                                                       August 31,          August 31,
                                                          1994                1995
                                                   -----------------    -----------------
                                                       (Unaudited)         (Unaudited)

      Net revenue                                   $         44,805     $         56,078
                                                    ================     ================
      Net income                                    $          1,026     $          3,783
                                                    ================     ================
      Share data:
         Pro Forma earnings per share               $           0.25     $           0.90
                                                    ================     ================

         Weighted average shares outstanding                   4,110                4,220
                                                    ================     ================

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of unaudited quarterly financial data for fiscal 1995 and 1996:

                                                                                   Net         Earnings
                                                                 Gross           Income         (Loss)
                                             Revenues            Profit          (Loss)       Per Share
                                          ---------------  ---------------  ---------------  ------------
      Quarter Ended:
         November 30, 1994                $     232,457    $     (80,007)   $    (294,282)       (0.14)
         February 28, 1995                       53,277          (30,526)       1,120,988         0.40
         May 31, 1995                        14,637,710        1,980,010        1,534,941         0.39
         August 31, 1995                     14,426,320        2,066,538        1,584,951         0.37

      Quarter Ended:
         November 30, 1995                   14,612,868        2,002,091        1,248,829         0.29
         February 29, 1996                   15,071,434        2,159,193        1,335,705         0.31
         May 31, 1996                        15,819,865        2,318,831        1,444,851         0.33
         August 31, 1996                     16,940,588        2,436,417        1,534,855         0.35

      The net income in the quarters ended November 30, 1994 and February 28, 1995, included equity in net earnings of the Horizon LLC of $0 and $1,567,720, respectively. No equity earnings from Horizon LLC were recorded in the quarter ended November 30, 1994, as all earnings were contractually allocated to MHM. On March 20, 1995, Horizon acquired MHM's minority interest in the Horizon, LLC. Accordingly, the Horizon LLC has been consolidated with the Company effective March 1, 1995 as a wholly-owned subsidiary.

                               INDEX TO SCHEDULES



Report of Independent Accountants Relating to Schedules . . . . . . . . . .  S-1

Schedule VIII Valuation and Qualifying Accounts . . . . . . . . . . . . . .  S-2





                                       S

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Horizon Mental Health Management, Inc.

Our audits of the consolidated financial statements referred to in our report dated October 7, 1996 appearing on page F-1 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule of Horizon Mental Health Management, Inc. as listed in Item 14(a) of the Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP

Dallas, Texas
October 7, 1996

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                            Balance at       Charged to       Uncollectible      Balance
                                            Beginning        Costs and          Accounts         at end
                                            Of Period         Expenses         Written off      of Period
                                           -----------       ----------       -------------    -----------
Year ended August 31, 1992:
 Allowance for doubtful accounts           $ 1,524,723     $   770,760        $(1,637,518)     $   657,965

Year ended August 31, 1993:
 Allowance for doubtful accounts               657,965         415,166           (467,766)         605,365

Year ended August 31, 1994:
 Allowance for doubtful accounts               605,365         312,176           (160,565)         756,976

Year ended August 31, 1995:
 Allowance for doubtful accounts               756,976         884,698           (418,647)       1,223,027

Year ended August 31, 1996:
 Allowance for doubtful accounts             1,223,027        (327,535)          (268,349)         627,143

                               INDEX TO EXHIBITS

     NUMBER          EXHIBIT
     ------          -------
        3.1          -  Certificate of Incorporation of the Company, as amended
                        (incorporated herein by reference to Exhibit 3.1 to
                        Amendment No. 2 as filed with the Commission on
                        February 16, 1995 ("Amendment No. 2") to the Company's
                        Registration Statement on Form S-1 filed with the
                        Commission on January 6, 1995 (Registration No. 33-
                        88314) (the "Form S-1")).

        3.2          -  Amended and Restated Bylaws of the Company, as amended
                        (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Form S-1).

        4.1          -  Specimen Common Stock Certificate (incorporated herein
                        by reference to Exhibit 4.1 to Amendment No. 2 to the Company's Form S-1).

       10.1          -  Partnership Agreement dated May 1, 1989 between Horizon
                        Health Management Company and Geropsych, Inc.
                        (incorporated herein by reference to Exhibit 10.1 to the Company's Form S-1).

       10.2          -  Partnership Amendment dated March 27, 1991 between
                        Horizon Health Management Company and Geropsych, Inc.
                        (incorporated herein by reference to Exhibit 10.2 to the Company's Form S-1).

       10.3          -  Lease dated as of December 15, 1990 between Charter
                        Hospital of Fort Collins, Inc. and HHG Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1).

       10.4          -  Sublease Agreement dated as of July 31, 1994 between
                        HHG Colorado, Inc. and MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1).

       10.5          -  Consent to Sublease dated as of July 31, 1994 by
                        Charter Hospital of Fort Collins, Inc. (incorporated herein by reference to Exhibit 10.15 to the Company's
                        Form S-1).

       10.6          -  Assumption Agreement dated as of July 31, 1994 between
                        HHG Colorado, Inc. and MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.16 to the Company's Form S-1).

       10.7          -  Guaranty dated as of July 31, 1994 of Mental Health
                        Management, Inc. to Charter Hospital of Fort Collins,
                        Inc. for the benefit of MHM of Colorado, Inc.
                        (incorporated herein by reference to Exhibit 10.17 to the Company's Form S-1).

       10.8          -  Agreed Permanent Injunction and Final Judgment dated
                        December 8, 1994 (incorporated herein by reference to Exhibit 10.32 to the Company's Form S-1).

       10.9          -  Lease Agreement dated as of January 4, 1994 between
                        Bentley Properties and Horizon Mental Health Services,
                        Inc., a Texas corporation (incorporated herein by reference to Exhibit 10.36 to the Company's Form S-1).

       10.10         -  Lease dated as of November 11, 1993 between RREEF USA
                        Fund-I Hartford Plaza, Inc. and Horizon Mental Health
                        Services, Inc. and amendment thereto dated as of November 30, 1994 (incorporated herein by reference to Exhibit 10.37 to the Company's Form S-1).

       10.11         -  Standard Office Building Lease Agreement dated April
                        1993 between The Professional Tower Limited Partnership and Horizon Mental health Services, Inc. and amendment thereto dated as of September 22, 1993 (incorporated herein by reference to Exhibit 10.39 to the Company's
                        Form S-1).

       10.12         -  Lease Agreement dated May 3, 1995 between Aid
                        Association for Lutherans and Horizon Mental Health
                        Management, LLC (incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form
                        10-Q for the quarter ended May 31, 1995 as filed with the Commission on July 6, 1995 (the "May 1995 Form 10-
                        Q").
       10.13         -  Employment Agreement dated as of August 1, 1989 between
                        Horizon Health Group, Inc. and James Ken Newman
                        (incorporated herein by reference to Exhibit 10.40 to the Company's Form S-1).

       10.14         -  Amendment to Employment Agreement dated April 11, 1990
                        between Horizon Health Group, Inc. and James Ken Newman
                        (incorporated herein by reference to Exhibit 10.41 to the Company's Form S-1).

       10.15         -  Second Amendment to Employment Agreement dated February
                        6, 1992 between Horizon Health Group, Inc. and James
                        Ken Newman (incorporated herein by reference to Exhibit
                        10.42 to the Company's Form S-1).

       10.16         -  Third Amendment to Employment Agreement dated as of
                        January 5, 1995 between Horizon Mental Health
                        Management, Inc. and James Ken Newman (incorporated herein by reference to Exhibit 10.43 to the Company's
                        Form S-1).

       10.17         -  Employment Agreement dated as of August 21, 1990
                        between Horizon Health Management Company, Inc. and
                        Gary A. Kagan (incorporated herein by reference to Exhibit 10.44 to the Company's Form S-1).

       10.18         -  Letter dated November 23, 1992 between Horizon Mental
                        Health Services, Inc. and Robert A. Lefton regarding severance arrangements (incorporated herein by reference to Exhibit 10.45 to the Company's Form S-1).

       10.19         -  Agreement for Consulting Services dated as of April 17,
                        1995 between Horizon Mental Health Management, Inc. and
                        Gerald S. O'Keefe (incorporated herein by reference to Exhibit 10.4 to the Company's May 1995 Form 10-Q).

       10.20         -  Loan Agreement dated September 29, 1995 among Horizon
                        Mental Health Management, Inc., a Delaware corporation,
                        Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National
                        Association (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995 (the "1995 Form 10-
                        K")).

       10.21         -  $11,000,000 Revolving Credit Note dated September 29,
                        1995 executed by Horizon Mental Health Management,
                        Inc., a Delaware corporation, Horizon Mental Health
                        Management, Inc., a Texas corporation, and Mental
                        Health Outcomes, Inc., a Delaware corporation, payable to Texas Commerce Bank National Association
                        (incorporated by reference to Exhibit 10.46 to the 1995
                        Form 10-K).

       10.22         -  Security Agreement dated September 29, 1995 executed by
                        Horizon Mental Health Management, Inc., a Delaware corporation, as debtor, in favor of Texas Commerce Bank
                        National Association (incorporated by reference to Exhibit 10.47 to the 1995 Form 10-K).
       10.23         -  Security Agreement dated September 29, 1995 executed by
                        Horizon Mental Health Management, Inc., a Texas corporation, as debtor, in favor of Texas Commerce Bank
                        National Association (incorporated by reference to Exhibit 10.48 to the 1995 Form 10-K).
       10.24         -  Pledge and Security Agreement dated September 29, 1995, executed by Horizon Mental Health Management, Inc., a
                        Delaware corporation, as pledgor, in favor of Texas
                        Commerce Bank National Association (incorporated by reference to Exhibit 10.49 to the 1995 Form 10-K).

       10.25         -  Stock Purchase Agreement among Horizon Mental Health
                        Management, Inc., as purchaser, and Joseph R. Bona,
                        M.D., Nancy J. Simons, Ph.D., John G. Toms, Ph.D.,
                        William H. Kale, Ph.D., and David E. Stenmark, Ph.D., as sellers, dated July 31, 1996 (filed herewith).

       10.26         -  First Amendment to Loan Agreement dated as of December
                        20, 1995 among Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health
                        Management, Inc., a Texas corporation, Mental Health
                        Outcomes, Inc., a Delaware corporation, and Texas
                        Commerce Bank National Association (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended November 30, 1995 as filed with the Commission on January 16, 1996
                        (the "November 1995 Form 10-Q")).

       10.27         -  Letter Loan Agreement dated December 20, 1995 among
                        North Central Development Company, as borrower, Texas
                        Commerce Bank National Association, as lender, and
                        Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a
                        Texas corporation, and Mental Health Outcomes, Inc., a
                        Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the November
                        1995 Form 10-Q).

       10.28         -  Lease Agreement dated as of December 20, 1995 between
                        North Central Development Company and Horizon Mental
                        Health Management, Inc., a Delaware corporation
                        (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

       10.29         -  Unconditional Guaranty Agreement dated as of December
                        20, 1995 by Horizon Mental Health Management, Inc., a
                        Delaware corporation, in favor of Texas Commerce Bank
                        National Association (incorporated herein by reference to Exhibit 10.9 to the November 1995 Form 10-Q).
                        Unconditional Guaranty Agreements dated as of December
                        20, 1995 in this same form were also signed by Horizon
                        Mental Health Management, Inc., a Texas corporation,
                        Mental Health Outcomes, Inc., a Delaware corporation,
                        HHMC Partners, Inc., a Delaware corporation, and HHG
                        Colorado, Inc., a Colorado corporation, subsidiaries of the Company, but are not filed as allowed by Instruction 2 to Item 601 of Regulation S-K.
       10.30         -  Horizon Mental Health Management, Inc. 1995 Stock
                        Option Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

       10.31         -  Horizon Mental Health Management, Inc. Amended and
                        Restated 1995 Stock Option Plan for Eligible Outside
                        Directors (incorporated herein by reference to Exhibit
                        10.12 to the November 1995 Form 10-Q).

       10.32         -  Commercial lease dated December 5, 1995 between PCT
                        Office Company and Horizon Mental Health Management,
                        Inc. (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 1996 as filed with the Commission on April 4, 1996 (the "February 1996 Form
                        10-Q")).

       10.33         -  Commercial lease dated November 8, 1995 between N & S
                        Investment (USA), Inc. and Horizon Mental Health
                        Management, Inc. (incorporated herein by reference to Exhibit 10.8 to the February 1996 Form 10-Q).

       10.34         -  Horizon Mental Health Management Bonus Plan Fiscal 1995
                        (incorporated herein by reference to Exhibit 10.51 to the Company's Form S-1).

       10.35         -  Horizon Mental Health Management Bonus Plan Fiscal 1996
                        (incorporated herein by reference to Exhibit 10.13 to the November 1995 Form 10-Q).

       10.36         -  Horizon Mental Health Management Bonus Plan Fiscal 1997
                        (filed herewith).

       10.37         -  Horizon Mental Health Management Contingent Bonus Plan
                        (filed herewith).

       10.38         -  Horizon Health Group, Inc. 1989 Stock Option Plan, as
                        amended (incorporated herein by reference to Exhibit
                        10.52 of Amendment No. 2 to the Company's Form S-1).

       10.39         -  Lease Agreement dated August 22, 1995 between Centoff
                        Realty Co., Inc. and Horizon Mental Health Management,
                        Inc. (incorporated herein by reference to Exhibit 10.54 to the 1995 Form 10-K).

       10.40         -  Commercial Lease dated October 15, 1995 between
                        Cummings Properties Management, Inc. and Horizon Mental
                        Health Management, Inc. (incorporated herein by reference to Exhibit 10.55 to the 1995 Form 10-K).

       11.1          -  Statement Regarding Computation of Per Share Earnings
                        (filed herewith).

       21.1          -  List of Subsidiaries of the Company (filed herewith).

       23.1          -  Consent of Price Waterhouse L.L.P. (filed herewith).

       27.1          -  Financial Data Schedule (filed herewith).