Form 10-Q
period 1996-11-30
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1997-01-08
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1996

                                       or

         [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -----------------------     ---------------------


           Commission File number               1-13626
                                  -----------------------------------


                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                   75-2293354
---------------------------------        ---------------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                             1500 Waters Ridge Drive
                           Lewisville, Texas 75057-6011
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  (972) 420-8200
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES  [ X ]          NO [    ]


The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of January 5, 1997 was 3,650,677 shares.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements   . . . . . . . . . . . . . . . . . . . . . . .  3
         --------------------

     HORIZON MENTAL HEALTH MANAGEMENT, INC.

       Consolidated Balance Sheets as of August 31, 1996,
          and November 30, 1996 (unaudited)   . . . . . . . . . . . . . . . .  3

       Consolidated Statements of Operations for the three months ended
         November 30, 1995 and 1996 (each unaudited)  . . . . . . . . . . . .  5

       Consolidated Statements of Cash Flows for the three months ended
          November 30, 1995 and 1996 (each unaudited)   . . . . . . . . . . .  6

       Notes to Consolidated Financial Statements (unaudited)   . . . . . . .  7



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . 14
         ---------------------


PART II - OTHER INFORMATION


Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . 22
         -----------------

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . 22
         --------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.       FINANCIAL STATEMENTS

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             August 31,   November 30,
                                                               1996          1996
                                                            -----------   -----------
                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                           $ 7,940,232   $ 7,618,007
  Accounts receivable less allowance for uncollectible
   accounts of $627,142 at August 31, 1996 and
   $757,543 at November 30, 1996                              7,096,964     9,479,873
  Receivable from employees                                      89,126        78,585
  Prepaid expenses and supplies                                 234,028       352,533
  Other receivables                                              29,426        54,993
  Other current assets                                           71,940       206,147
  Current deferred taxes                                      1,018,602     1,108,425
                                                            -----------   -----------
        TOTAL CURRENT ASSETS                                 16,480,318    18,898,563
                                                            -----------   -----------
PROPERTY AND EQUIPMENT:
  Equipment                                                   2,325,320     2,955,314
  Buildings and improvements                                    109,467        13,659
                                                            -----------   -----------
                                                              2,434,787     2,968,973
  Less accumulated depreciation                               1,552,975     1,655,987
                                                            -----------   -----------
                                                                881,812     1,312,986
Goodwill, net of accumulated amortization of
 $1,525,015 at August 31, 1996 and $1,618,226
 at November 30, 1996                                        13,388,738    13,295,527
Management contracts, net of accumulated
 amortization of $1,475,375 at August 31, 1996
 and $1,596,818 at November 30, 1996                          1,925,029     1,803,586
Other assets                                                    195,630       321,239
                                                            -----------   -----------
        TOTAL ASSETS                                        $32,871,527   $35,631,901
                                                            ===========   ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        August 31,    November 30,
                                                           1996          1996
                                                        -----------   -----------
                                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                      $ 1,193,048   $   627,581
  Employee compensation and benefits                      4,018,951     3,698,059
  Accrued third party payor liabilities                     142,918       142,918
   Income taxes payable                                       9,598       962,030
  Accrued expenses                                        4,981,386     6,365,286
  Payable to health insurance program                       661,248          --
                                                        -----------   -----------
         TOTAL CURRENT LIABILITIES                       11,007,149    11,795,874

  Deferred income taxes                                   1,496,214     1,519,329
                                                        -----------   -----------
         TOTAL LIABILITIES                               12,503,363    13,315,203

Commitments and contingencies - (Note 7)                       --            --
Minority interest                                             8,755        32,828

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, authorized 500,000
   shares; none issued or outstanding                          --            --
  Common stock, $.01 par value, 10,000,000
   shares authorized at August 31, 1996 and
   November 30, 1996; 3,650,677 shares issued
   and outstanding at August 31, 1996 and
   November 30, 1996                                         36,507        36,507
 Additional paid-in capital                              13,867,661    14,002,071
 Retained earnings                                        6,455,241     8,245,292
                                                                      -----------
         TOTAL EQUITY                                    20,359,409    22,283,870
                                                        -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                         $32,871,527   $35,631,901
                                                        ===========   ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                  Three Months Ended November 30,
                                                  -------------------------------
                                                      1995            1996
                                                   ------------    ------------
Net revenues                                       $ 14,612,868    $ 18,906,782
Expenses:
 Salaries and benefits                                7,973,303      10,069,996
  Purchased services                                  2,198,835       2,514,512
  Provision for bad debts                                 3,060         187,282
  Depreciation and amortization                         317,845         432,251
  Other                                               2,117,734       2,839,176
                                                   ------------    ------------
Total operating expenses                             12,610,777      16,043,217

Other income (expense):
  Interest expense - related party                      (24,298)           --
  Interest expense - other                                 (139)           (352)
  Interest and other income                              67,850         143,540
  Loss on sale of fixed assets                             --            (2,515)
                                                   ------------    ------------

Income before income taxes and minority interest      2,045,504       3,004,238
Income tax expense (Note 6)                             796,675       1,190,113
                                                   ------------    ------------

Income before minority interest                       1,248,829       1,814,125
Minority interest (Note 3)                                 --            24,074
                                                   ------------    ------------

Net income                                         $  1,248,829    $  1,790,051
                                                   ============    ============

Earnings per common share:
  Net income                                       $       0.29    $       0.41
                                                   ============    ============

Weighted average shares outstanding                   4,306,229       4,417,862
                                                   ============    ============


                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                Three Months Ended  Three Months Ended
                                                                    November 30,       November 30,
                                                                        1995              1996
                                                                   ---------------    ---------------
Operating activities:
  Net income                                                       $     1,248,829    $     1,790,051
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                          317,845            432,251
    Loss on sale of equipment                                                 --                2,515
    Minority interest                                                         --               24,074
  Changes in net assets and liabilities:
    Increase in accounts receivable                                     (2,183,284)        (2,382,909)
    Increase in other receivables                                          (32,496)           (15,026)
    Increase in prepaid expenses and supplies                             (201,338)          (118,505)
    Increase in other assets                                               (91,168)          (349,639)
    Increase in accounts payable, accrued expenses and
       other liabilities                                                   586,643          1,473,089
    Decrease in payable to health insurance program                           --             (661,248)
                                                                   ---------------    ---------------
Net cash provided by (used in) operating activities                       (354,969)           194,653
Investing activities:
  Purchase of property and equipment                                      (200,185)          (656,638)
  Proceeds from sale of equipment                                             --                5,350
                                                                   ---------------    ---------------
Net cash used in investing activities                                     (200,185)          (651,288)
Financing activities:
  Payments of long-term debt                                            (2,503,583)              --
  Proceeds from line of credit                                           1,300,000               --
  Net proceeds from issuance of common stock                                 3,750               --
  Tax benefit related to stock option exercise                               5,458            134,410
                                                                   ---------------    ---------------
Net cash provided by (used in) financing activities                     (1,194,375)           134,410
                                                                   ---------------    ---------------
Net increase (decrease) in cash and short term investments              (1,749,529)          (322,225)
                                                                   ---------------    ---------------
Cash and short-term investments at beginning of period                   3,167,036          7,940,232
                                                                   ---------------    ---------------
Cash and short-term investments at end of period                   $     1,417,507    $     7,618,007
                                                                   ===============    ===============
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                       $        24,437    $           352
                                                                   ===============    ===============
    Income taxes                                                   $       663,601    $        73,017
                                                                   ===============    ===============




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

              Horizon was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of the companies, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned and operated a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital of the two companies were transferred to Horizon. Horizon sold the freestanding psychiatric hospital in 1992.

              A subsidiary of Horizon leased and began operating Mountain Crest Hospital ("MCH") in December 1990. In July 1994, Horizon subleased MCH to Mental Health Management, Inc. ("MHM") for a period commencing July 31, 1994 through December 31, 2000. Horizon, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of Horizon's guaranty. The sublease requires monthly rental payments to Horizon of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of November 30, 1996, Horizon has received $663,686 of the $1,200,000 resulting in future receipts of $536,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

              On August 1, 1994 Horizon signed a contract with Horizon Mental Health Management, L.L.C. (the "Horizon LLC") to have it manage all of Horizon's then existing management contract obligations for a 72.5% interest in the Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by MHM which signed a contract with the Horizon LLC to have it manage all of MHM's then existing management contract obligations. Upon completion of its initial public offering of common stock, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly-owned subsidiary of Horizon. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon.

              On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. (See Note 3)

              BASIS OF PRESENTATION

              The accompanying consolidated balance sheet at November 30, 1996, the consolidated statements of operations for the three months ended November 30, 1995 and 1996, and the consolidated statements of cash flows for the three months ended November 30, 1995 and 1996 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1996. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 1996, and the results of operations and cash flows for the three months ended November 30, 1995 and 1996.

              Operating results for the three month period are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

              At November 30, 1996, Horizon had management contracts with 33 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 29 had programs in operation. These 29 contracts accounted for 24.1% of the Company's net revenues for the three months ended November 30, 1996. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 24.9% of the Company's net revenues for the three months ended November 30, 1996. Of the 33 Columbia/HCA contracts at November 30, 1996, 19 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, at November 30, 1996, Horizon had eight management contracts with hospitals owned by Community Health Systems, of which seven had programs in operation and accounted for 5.4% of the Company's net revenues for the three months ended November 30, 1996.

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

              LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), effective September 1, 1994. Under SFAS 121, the Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. As of November 30, 1996, no impairment losses have been incurred.

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

     3.       INVESTMENT IN PPS

              On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $2,250,000 of which $1,225,000 was paid on July 31, 1996.

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

              For the three months ended November 30, 1996, PPS generated $1,263,696 in gross revenues and net income of $120,368.

    4.        LONG-TERM DEBT

              Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with a maximum advance commitment of $11,000,000. On December 12, 1995, the Company paid TCB the outstanding balance of $1,300,000 originally advanced to the Company during the quarter ended November 30, 1995, plus accrued interest. As of November 30, 1996, the Company has borrowed $0 against the available line of credit, and has $9.2 million available for advances under the revolving credit facility.

              The line of credit bears interest at (1) the lesser of the Floating Base Rate or the maximum non-usurious interest rate permitted by law and/or (2) the lesser of the LIBOR Rate plus LIBOR Margin or the maximum nonusurious interest rate permitted by law.

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

     5.       STOCK OPTIONS

              In accordance with Horizon's 1989 and 1995 Stock Option Plans, as amended, 1,287,895 shares of common stock have been reserved for grant to key employees. Of these, 940,845 options and 974,218 options were issued and outstanding at August 31, 1995 and 1996, respectively. During fiscal 1995 nonstatutory stock options to purchase 112,000 shares of common stock were granted with an exercise price of $6.00, $10.00, $11.125 or $13.175 per share, respectively. On September 1, 1995, the Company granted an additional 85,000 options under the 1995 Stock Option Plan at $14.625 per share subject to shareholder approval which was received on January 11, 1996. An additional 85,500 shares with an exercise price of $21.25 were granted on August 15, 1996. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. The options are generally exercisable in cumulative installments over a four-year period and terminate 10 years from the date of grant. During fiscal 1995 and 1996, 26,000 and 7,500 options granted to former officers were canceled respectively. An additional 4,000 options were canceled during the first quarter of fiscal year 1997. During fiscal 1995, vested options of 67,500 and 11,550 have been exercised by certain officers at exercise prices of $1.25 and $3.2125, respectively. During fiscal 1996, vested options of 28,000 at $0.75, and 25,877 at $1.25 and 35,750 at $1.50 have been exercised by certain key employees.

              At November 30, 1996 there were 1,287,895 shares reserved, of which 170,677 shares were issued and exercised, 970,218 shares were issued and unexercised and 147,000 shares remain unissued. Of the 970,218 shares issued and unexercised, 425,300 shares were exercisable.

              On April 28, 1995 the board of directors created a stock option plan for outside directors owning less than 5% of the stock of the Company. 100,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to also provide for 2,000 option grants to each eligible director each time they are re-elected to the board after having served as a director for at least one year since their initial grant under the plan. At November 30, 1996 there were 100,000 shares reserved under this plan, of which no shares were issued and exercised, 40,000 shares were issued and unexercised and 60,000 shares remain unissued. Of the 40,000 shares issued and unexercised, 8,000 shares were exercisable.

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

     6.       PROVISION FOR INCOME TAXES

              The Company recorded federal and state income taxes for the three months ended November 30, 1996, in the amount of $1,190,000, resulting in a combined tax rate of 39.6%. The benefit from utilization of available net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense.

     7.       COMMITMENTS AND CONTINGENCIES

              Horizon leases various office facilities and equipment under operating leases. The following is a schedule, as of November 30, 1996, of minimum rental payments under these leases which expire at various dates:

              Nine months ending August 31, 1997                              $     526,804
              For the year ending August 31, 1998                                   585,843
              For the year ending August 31, 1999                                   432,499
              For the year ending August 31, 2000                                   396,891
              For the years ending August 31, 2001 and thereafter                   369,594
                                                                              -------------
                                                                              $   2,311,631
                                                                              =============

              On December 20, 1995 the Company entered into a lease agreement with a term of approximately five years for a building to be constructed in Lewisville, Texas to the Company's specifications. On September 27, 1996, a certificate of occupancy was issued and the Company occupied the building as its executive offices and National Support Center. Rental payments commenced the same date. In connection with the lease transaction, the Company has guaranteed a loan of approximately $900,000. The loan was by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease.

              On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is to be based on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be approximately $2,250,000, of which $1,225,000 was paid on July 31, 1996. Horizon expects to pay the remaining $1,025,000 on or about February 15, 1997.

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

       Effective August 1, 1994, Horizon and MHM formed the Horizon LLC. Horizon signed a contract with the Horizon LLC to have it manage all of Horizon's then existing management contracts for a 72.5% interest. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by MHM which signed a contract with the Horizon LLC to have it manage all of MHM's then existing 39 management contracts. Upon completion of its initial public offering of common stock, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly-owned subsidiary of Horizon. The Horizon LLC was consolidated with the Company effective March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon's.

       Mental Health Outcomes, Inc. ("MHO, Inc."), a Delaware corporation, was formed on August 10, 1995 and is engaged in the design and operation of outcome measurement systems for psychiatric and chemical dependency providers. MHO, Inc. is a wholly owned subsidiary of Horizon.

       On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based on Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $2,250,000 of which $1,225,000 was paid on July 31, 1996. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

       Horizon, which had previously traded on the American Stock Exchange under the symbol "HMH", began trading on the Nasdaq National Market on May 7, 1996, under the symbol "HMHM".

       At November 30, 1996, the Company had management contracts with 123 general acute care hospitals located in 36 states, providing for the operation of a total of 190 various treatment programs.

                            SUMMARY STATISTICAL DATA

                                           August 31,
                                     --------------------                November 30,
                                     1994*   1995    1996                    1996
                                     --------------------                ------------
NUMBER OF CONTRACT LOCATIONS:

  Contract locations in operation      99     100     107                    104
  Contract locations signed
   and unopened                         9      12      16                     19
                                     ----    ----    ----                   ----
  Total contract locations            108     112     123                    123
                                     ====    ====    ====                   ====

SERVICES COVERED BY CONTRACTS
  IN OPERATION:

  Inpatient (A)                        89      91      97                     94
  Partial hospitalization (A)          45      55      71                     73
  Outpatient                            7       8      11                     10
  Home health                           1       1      12                     13
  CQI Plus (under contract)            20      45      64                     66

TYPES OF TREATMENT PROGRAMS
  IN OPERATION:

  Geropsychiatric (A)                  75      92     130                    127
  Adult psychiatric (A)                60      57      51                     53
  Substance abuse (A)                   4       3       7                      6
  Other (A)                             3       2       3                      4



                                   Year Ended August 31,
                                   ---------------------       Three Months Ended
                                   1994*    1995    1996        November 30, 1996
                                   ---------------------       ------------------
CHANGES IN NUMBER OF CONTRACTS:

  Beginning number of contracts      51      108     112               123
  Contracts added                    66*      28      30                 8
  Contracts ended                     9       24      19                 8
                                    ---      ---     ---               ---
  Ending number of contracts        108      112     123               123
                                    ===      ===     ===               ===


* Reflects the assumption by the Horizon LLC of management responsibility under the 39 MHM contracts effective August 1, 1994, of which 37 contracts had commenced operations at that date.

(A) Beginning with the quarter ended February 29, 1996 a new methodology which redefined the statistical definition of an operating service or program was implemented. To avoid duplicity, multiple services/treatment programs within each category at one location are now being reported as a single service/treatment program where the predominant treatment defines the appropriate categories. As a result of this reporting change, the prior two (2) periods have been restated as estimates based on the new reporting definition.

                             RESULTS OF OPERATIONS
           THREE MONTHS ENDED NOVEMBER 30, 1995 AND NOVEMBER 30, 1996

The following table sets forth for the three month periods ended November 30, 1995 and November 30, 1996, the percentage relationship to total net revenues of certain costs, expenses and income.


                                                        Three Months Ended
                                                           November 30,
                                                         ----------------
                                                          1995      1996
                                                         ------    ------
       Revenues:
         Contract management revenues                      99.3%     88.6%
         Other revenues                                     0.7%     11.4%
                                                         ------    ------

       Net revenues                                       100.0%    100.0%
                                                         ------    ------

       Operating costs and expenses
         Salaries and benefits                             54.6%     53.3%
         Purchased services                                15.0%     13.3%
         Provision for bad debts                            0.0%      1.0%
         Depreciation and amortization                      2.2%      2.3%
         Other                                             14.5%     15.0%
                                                         ------    ------

       Total operating costs and expenses                  86.3%     84.9%
                                                         ------    ------

       Income from operations                              13.7%     15.1%

       Interest and other income (expense), net             0.3%       .7%
                                                         ------    ------

       Income before income taxes                          14.0%     15.8%

       Income taxes                                         5.5%      6.3%

       Net income                                           8.5%      9.5%
                                                         ======    ======

       Number of contracts in operation, end of period      102       104

    THREE MONTHS ENDED NOVEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1995

       Net Revenues. Net revenues for the three months ended November 30, 1996 were $18.9 million, representing an increase of $4.3 million, or 29.5%, as compared to net revenues of $14.6 million for the corresponding period in the prior fiscal year. Revenues for the period increased $600,000, or 4.1%, as a result of lower revenue generating contracts having been replaced with higher revenue generating contracts. In addition, revenues increased $1.3 million, or 8.9%, due to revenue recorded for Florida Professional Psychological Services, Inc. ("PPS"). Horizon acquired 80% of the outstanding common stock of PPS on July 31, 1996, and consolidated PPS with Horizon as of August 1, 1996.
Revenues increased $700,000, or 4.8%, due to a cost report adjustment for Mountain Crest recorded in November 1996. In addition, revenues increased $1.7 million, or 11.6%, at locations that have been under Horizon management during all periods being reported. This was primarily the result of an average rate increase of 2.9% and the addition of new programs including a 40.0% increase in CQI Plus fees between the periods.

       Salaries and Benefits. Salaries and benefits for the three months ended November 30, 1996 were $10.1 million, representing an increase of $2.1 million, or 26.3%, as compared to salaries and benefits of $8.0 million for the three months ended November 30, 1995. This increase resulted from the increase in the full time equivalents from 584.9 for the three months ended November 30, 1995, to 681.4 for the three months ended November 30, 1996, an increase of 16.5%. Full time equivalents increased between the periods as follows:

                                  November 30,  November 30,
                                      1995        1996        Increase      % Increase
                                   ----------   ----------   ----------     ----------
              National Support           65.6         77.8         12.2           18.6%
              Regional Offices           44.1         42.0         (2.1)          (4.8)%
              PPS                         0.0         45.6         45.6            N/A
              Contract Locations        475.2        516.0         40.8            8.6%
                                   ----------   ----------   ----------     ----------
                                        584.9        681.4         96.5           16.5%

       The increase in the National Support Center full time equivalents of 18.6% results from the expansion of the General and Administrative Department, as well as the expansion of Mental Health Outcomes, Inc. The increase in contract location full time equivalents of 8.6% results from an increase in the number of operational programs between the periods. Additionally, Horizon acquired eighty percent (80%) of the outstanding common stock of PPS on July 31, 1996. PPS's FTE's averaged 45.6, with associated salary of $480,000 for the quarter ended November 30, 1996. The Company's average annualized salaries per full time equivalent for the three months ended November 30, 1996 were $50,310 representing an increase of $2,371, or 4.9%, as compared to average annualized salaries per full time equivalent of $47,939 for the three months ended November 30, 1995. Benefits for the three months ended November 30, 1996 were $1.5 million, representing an increase of $537,000, or 55.8%, as compared to benefits of $963,000 for the three months ended November 30, 1995. This increase resulted primarily from an increase in medical insurance premiums and employer payroll taxes paid between the periods of $233,000. In addition, benefits also increased due to an increase in the amount accrued for the Company's 401K match from $48,000 for the three months ended November 30, 1995, to $301,000 for the three months ended November 30, 1996, representing an increase of $253,000, or 527%. This is primarily attributable to a retroactive increase to January 1, 1996, of the Company's 401K match as a result of an additional accrual of the potential employer match totaling $237,000 based on employee 401K contributions for calendar 1996. Benefits also increased $51,000 between the periods in relation to the acquisition of PPS on July 31, 1996.

       Depreciation and Amortization. Depreciation and amortization expenses for the three months ended November 30, 1996 were $432,000, representing an increase of $114,000, or 35.8%, as compared to depreciation and amortization expenses of $318,000 for the corresponding period in the prior fiscal year. $11,000 of this increase is due to the amortization of goodwill of $1.8 million resulting from the acquisition of Florida Professional Psychological Services, Inc. In addition, the Company recorded $73,000 of additional depreciation expense due to a change in the Company's definition of a capital expenditure. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business. Cash expenditures used for the purchase of property and equipment were $657,000 for the three months ended November 30, 1996, an increase of $457,000, as compared to $200,000 for the three months ended November 30, 1995.

       Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 1996, were $5.5 million, representing an increase of $1.2 million or 27.9%, as compared to other operating expenses of $4.3 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

       Purchased services included a $120,000 decrease in Medical Directors' administrative fees as compared to the same period in the prior year primarily as a result of successful contract negotiations with physicians on a permanent basis to provide administrative services which minimized the usage of Locum Tenens Physicians (i.e., contracting with physicians/physician placement services to provide qualified individuals to perform administrative duties on a temporary basis). Additionally, certain physician contracts have been renegotiated resulting in a general lowering of compensatory fees. In addition, an increase occurred in purchased services due to an increase of $426,000 in direct service fees related to PPS, which was acquired by the Company on July 31, 1996.

       Bad debt expense increased $184,000 for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. This increase was due mainly to the non-timely payment by contracted hospitals.

       Other operating expenses increased due to an increase of $152,000 in telephone and rent expense for the three months ended November 30, 1996 as compared to the three months ended November 30, 1995. This increase was related to the increased capabilities of the telephone systems installed in both the regional offices and the newly expanded National Support Center, which includes the use of video teleconferencing in each of these locations. The newly expanded National Support Center and the addition of two outpatient practices resulted in the increase in rent expense. Other operating expenses experienced an increase of $138,000 due to an increase in legal settlements for the three months ended November 30, 1996, as compared to the corresponding three months of the prior year. Additionally, other operating expenses increased due to $380,000 in contract capital contributions (facility renovations) for the three months ended November 30, 1996, as compared to no contract capital contributions for the three months ended November 30, 1995.

       Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended November 30, 1996 was $141,000, as compared to $43,000 in net interest income for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense of $24,000 resulting from the retirement of long-term debt on October 3, 1995 and an increase in interest income of $75,000 due to the increase in cash from $1.4 million to $7.6 million, when compared to the same period in the prior fiscal year.

       Income Tax Expense. For the three month period ended November 30, 1996, the Company recorded federal and state income taxes of $1,190,000 resulting in a combined tax rate of 39.6%. For the three month period ended November 30, 1995, the Company recorded federal and state income taxes of $797,000 resulting in a combined tax rate of 38.9%. The benefit from utilization of available net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense for both periods.

LIQUIDITY AND CAPITAL RESOURCES


       At August 31, 1995, the Company had $2.5 million in long-term debt payable to OrNda which it paid in full on October 3, 1995. In addition, effective September 29, 1995, the Company completed a transaction with Texas Commerce Bank, N.A. for an $11 million revolving credit facility. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of November 30, 1996, the Company had $9.2 million available under the revolving credit facility, of which the Company had borrowed $0 as of November 30, 1996. Under the terms of the facility, the principal outstanding thereunder to the Company from time to time cannot exceed the lesser of (i) $11.0 million and (ii) the sum of 80% of the Company's consolidated eligible accounts receivable, as defined, plus additional amounts up to $3,372,450 based on specified time periods and the Company's debt coverage ratio, as defined, less certain reserves. Principal outstanding under the facility will bear interest at a "Floating Base Rate" and/or the "LIBOR Rate plus Applicable LIBOR Margin", as selected by the Company in accordance with the terms of the facility. See Note 4 to the Company's Consolidated Financial Statements included herein. Accrued interest will be payable monthly during the primary term of the facility, and quarterly thereafter if the term of the facility is extended. Depending upon the Company's debt coverage ratio at December 15, 1998 principal borrowed under the facility will either be due in full on such date, or a portion of such principal will be due on such date and the remainder will be due in eight equal quarterly installments thereafter ending December 15, 2000.

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

       The Company has agreed to purchase a leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease. (See Note 7 to the Company's consolidated financial statements included herein)

       On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is to be based on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be approximately $2,250,000, of which $1,225,000 was paid on July 31, 1996. Horizon expects to pay the remaining $1,025,000 on or about February 15, 1997.

       The Company believes that its net working capital of $7.1 million at November 30, 1996 (including cash of $7.6 million) and the $9.2 million available under the revolving credit facility at that date will be sufficient to cover all cash requirements over the next twelve months including estimated capital expenditures of $750,000. The Company generated approximately $200,000 in net cash from operations during the three months ended November 30, 1996.

       Statements contained herein and in various public presentations that are based on future expectations rather than on historical facts are forward-looking statements as defined under The Private Securities Litigation Reform Act of 1995 that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those in any such forward-looking statement include but are not limited to demand by general hospitals for the Company's services, the Company's ability to retain existing management contracts and to obtain additional contracts, changes in reimbursement to general hospitals by Medicare or other third-party payors for costs of providing mental health services, changes to other regulatory provisions relating to mental health services, overall economic conditions and various other risks as outlined in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

              The common stock of the Company is included and traded on the Nasdaq National Market under the symbol "HMHM". Reports, proxy statements and other information concerning the Company can be inspected at the offices of the National Association of Securities Dealers and Nasdaq Stock Market, Inc., 1735 K Street, N.W., Washington, D.C. 20006-1500.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              The following documents are filed as part of this report:

                3.1 Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-88314) as filed with the Commission on February 16, 1995.)

                3.2  Amended   and   Restated  Bylaws  of  the Company, as
                     amended (incorporated herein  by  reference to  Exhibit
                     3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration Number 33-88314) as filed with the Commission on February 16, 1995.)

              11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

              27.1   Financial Data Schedule (filed herewith).



       (b)    Reports

              No reports of Form 8-K were filed by the Company during the quarter ended November 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HORIZON MENTAL HEALTH MANAGEMENT, INC.





Date:   January 8, 1997            /s/ JAMES W. MCATEE
       ----------------------      -------------------------------------
                               By: James W. McAtee
                                   Executive Vice President, Finance &
                                   Administration
                                   (Principal Financial and Chief Accounting
                                   Officer)

                               INDEX TO EXHIBITS


             EXHIBIT NO.
             -----------


                3.1  Certificate   of   Incorporation   of    the   Company
                     as   amended (incorporated herein by reference to Exhibit
                     3.1 to Amendment No.  2   to   the   Company's
                     Registration   Statement   on   Form  S - 1 (Registration
                     Number 33-88314) as filed with the Commission on February
                     16, 1995.)

               3.2   Amended  and   Restated   Bylaws  of  the  Company  as
                     amended (incorporated  herein  by  reference  to  Exhibit
                     3.2 to Amendment No. 2   to  the  Company's  Registration
                     Statement on  Form  S - 1 (Registration Number 33-88314)
                     as filed with the Commission on February 16, 1995.)

              11.1   Statement  Regarding  Computation  of  Per  Share Earnings
                     (filed herewith).

              27.1   Financial Data Schedule (filed herewith).