Form 10-Q
period 1997-02-28
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1997-03-31
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended February 28, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the transition period from       to

                Commission File number     1-13626
                                       ---------------

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                  075-2293354
-------------------------------         ---------------------------------------
(State or other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)

                            1500 Waters Ridge Drive
                          Lewisville, Texas 75057-6011
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (972) 420-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES  [ X ]          NO [   ]

The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of March 28, 1997 was 5,564,262 shares.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................................... 3

     HORIZON MENTAL HEALTH MANAGEMENT, INC.

         Consolidated Balance Sheets as of August 31, 1996,
            and February 28, 1997 (unaudited).....................................................................3

         Consolidated Statements of Operations for the three months ended
           February 29, 1996 and February 28, 1997 (each unaudited)...............................................5

         Consolidated Statements of Operations for the six months ended
           February 29, 1996 and February 28, 1997 (each unaudited)...............................................6

         Consolidated Statements of Cash Flows for the six months ended
            February 29, 1996 and February 28, 1997 (each unaudited)..............................................7

         Notes to Consolidated Financial Statements (unaudited)...................................................8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...................................................................................16



PART II - OTHER INFORMATION

Item 2.  Changes in Securities...................................................................................27

Item 4.  Submission of Matters to a Vote of Security Holders.....................................................27

Item 5.  Other Information.......................................................................................28

Item 6.  Exhibits and Reports on Form 8-K........................................................................28


                         PART I - FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 August 31,   February 28,
                                                                   1996          1997
                                                               -----------   -----------
                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                              $ 7,940,232   $ 8,713,746
  Accounts receivable less allowance for uncollectible
   accounts of $627,142 at August 31, 1996 and
   $989,600 at February 28, 1997                                 7,096,964     9,426,252
  Receivable from employees                                         89,126        62,399
  Prepaid expenses and supplies                                    234,028       309,817
  Other receivables                                                 29,426        73,355
  Other current assets                                              71,940       109,305
  Current deferred taxes                                         1,018,602     1,270,684
                                                               -----------   -----------

TOTAL CURRENT ASSETS                                            16,480,318    19,965,558
                                                               -----------   -----------

PROPERTY AND EQUIPMENT:
  Equipment                                                      2,325,320     3,163,167
  Buildings and improvements                                       109,467        61,702
                                                               -----------   -----------
                                                                 2,434,787     3,224,869
  Less accumulated depreciation                                  1,552,975     1,797,766
                                                               -----------   -----------
                                                                   881,812     1,427,103
Goodwill, net of accumulated amortization of
 $1,525,015 at August 31, 1996 and $1,711,436
 at February 28, 1997                                           13,388,738    13,202,317

Management contracts, net of accumulated
 amortization of $1,475,375 at August 31, 1996
 and $1,718,261 at February 28, 1997                             1,925,029     1,682,142
Other assets                                                       195,630       392,765
                                                               -----------   -----------
         TOTAL ASSETS                                          $32,871,527   $36,669,885
                                                               ===========   ===========


                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   August 31,    February 28,
                                                                                      1996           1997
                                                                                   -----------   -----------
                                                                                                 (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                 $ 1,193,048   $   418,311
  Employee compensation and benefits                                                 4,018,951     3,833,863
  Accrued third party payor liabilities                                                142,918       142,918
   Income taxes payable                                                                  9,598        31,046
  Accrued expenses                                                                   4,981,386     6,310,169
  Payable to health insurance program                                                  661,248          --
                                                                                   -----------   -----------
         TOTAL CURRENT LIABILITIES                                                  11,007,149    10,736,307

  Deferred income taxes                                                              1,496,214     1,540,967
                                                                                   -----------   -----------
         TOTAL LIABILITIES                                                          12,503,363    12,277,274


Commitments and contingencies - (Note 7)                                                  --            --
Minority interest                                                                        8,755        60,315

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, authorized 500,000
   shares; none issued or outstanding                                                     --            --
  Common stock, $.01 par value, 10,000,000 and 40,000,000
   shares authorized at August 31, 1996 and February 28, 1997, respectively;
   5,476,027 and 5,564,262 shares issued and outstanding at August 31, 1996
   and February 28, 1997, respectively                                                  54,760        55,643
 Additional paid-in capital                                                         13,849,408    14,238,328
 Retained earnings                                                                   6,455,241    10,038,325
                                                                                   -----------   -----------
         TOTAL EQUITY                                                               20,359,409    24,332,296
                                                                                   -----------   -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                                    $32,871,527   $36,669,885
                                                                                   ===========   ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended February
                                                       ----------------------------
                                                           1996            1997
                                                       ------------    ------------
Net revenues                                           $ 15,071,434    $ 18,451,689
Expenses:
 Salaries and benefits                                    8,426,299      10,047,106
 Purchased services                                       2,143,354       2,732,390
 Provision for bad debts                                       --           278,168
 Depreciation and amortization                              324,194         366,655
 Other                                                    2,018,394       2,189,758
                                                       ------------    ------------
Total operating expenses                                 12,912,241      15,614,077

Other income (expense):
  Interest expense - other                                   (4,805)           --
  Interest and other income                                  71,820         161,141
  Loss on sale of fixed assets                                 --              (546)
                                                       ------------    ------------

Income before income taxes and minority interest          2,226,208       2,998,207
Income tax expense (Note 6)                                 890,503       1,177,688
                                                       ------------    ------------

Income before minority interest                           1,335,705       1,820,519
Minority interest (Note 3)                                     --            27,486
                                                       ------------    ------------

Net income                                             $  1,335,705    $  1,793,033
                                                       ============    ============

Earnings per common share:
  Net income                                           $        .21    $        .27
                                                       ============    ============

Weighted average shares outstanding                       6,495,421       6,656,885
                                                       ============    ============



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                         Six Months Ended February
                                                       ----------------------------
                                                           1996            1997
                                                       ------------    ------------

Net revenues                                           $ 29,684,302    $ 37,358,471
Expenses:
 Salaries and benefits                                   16,399,602      20,117,102
 Purchased services                                       4,342,189       5,246,902
 Provision for bad debts                                      3,060         465,450
 Depreciation and amortization                              642,039         798,906
 Other                                                    4,136,128       5,028,934
                                                       ------------    ------------
Total operating expenses                                 25,523,018      31,657,294

Other income (expense):
  Interest expense - other                                  (29,242)           (352)
  Interest and other income                                 139,670         304,681
  Loss on sale of fixed assets                                 --            (3,061)
                                                       ------------    ------------

Income before income taxes and minority interest          4,271,712       6,002,445
Income tax expense (Note 6)                               1,687,178       2,367,801
                                                       ------------    ------------

Income before minority interest                           2,584,534       3,634,644
Minority interest (Note 3)                                     --            51,560
                                                       ------------    ------------

Net income                                             $  2,584,534    $  3,583,084
                                                       ============    ============

Earnings per common share:
  Net income                                           $        .40    $        .54
                                                       ============    ============

Weighted average shares outstanding                       6,477,357       6,641,841
                                                       ============    ============


                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  Six Months Ended   Six Months Ended
                                                                     February 29,      February 28,
                                                                        1996               1997
                                                                     -----------        -----------
Operating activities:
  Net income                                                         $ 2,584,534        $ 3,583,084
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                        642,039            798,906
    Loss on sale of equipment                                               --                3,061
    Minority interest                                                       --               51,560
  Changes in net assets and liabilities:
    Increase in accounts receivable                                   (2,086,800)        (2,329,288)
    Decrease (increase) in other receivables                              70,084            (17,191)
    Increase in prepaid expenses and supplies                           (250,900)           (75,789)
    Increase in other assets                                            (202,560)          (486,582)
    Increase in accounts payable, accrued expenses and
       other liabilities                                                 616,958            435,151
    Decrease in payable to health insurance program                         --             (661,248)
                                                                     -----------        -----------
Net cash provided by operating activities                              1,373,355          1,301,664
Investing activities:
  Purchase of property and equipment                                    (291,994)          (928,323)
  Proceeds from sale of equipment                                           --               10,370
                                                                     -----------        -----------
Net cash used in investing activities                                   (291,994)          (917,953)
Financing activities:
  Payments of long-term debt                                          (3,807,248)              --
  Proceeds from line of credit                                         1,300,000               --
  Net proceeds from issuance of common stock                               3,751            145,698
  Tax benefit related to stock option exercise                            10,731            244,105
                                                                     -----------        -----------
Net cash provided by (used in) financing activities                   (2,492,766)           389,803
                                                                     -----------        -----------
Net increase (decrease) in cash and short term investments            (1,411,405)           773,514
                                                                     -----------        -----------
Cash and short-term investments at beginning of period                 3,167,036          7,940,232
                                                                     -----------        -----------
Cash and short-term investments at end of period                     $ 1,755,631        $ 8,713,746
                                                                     ===========        ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                         $    29,242        $       352
                                                                     ===========        ===========

    Income taxes                                                     $ 2,134,436        $ 2,213,074
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

        Horizon was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of the companies, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned and operated a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital were transferred to Horizon. Horizon sold the freestanding psychiatric hospital in 1992.

        A subsidiary of Horizon leased and began operating Mountain Crest Hospital ("MCH") in December 1990. In July 1994, Horizon subleased MCH to Mental Health Management, Inc. ("MHM") for a period commencing July 31, 1994 through December 31, 2000. Horizon, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of Horizon's guaranty. The sublease requires monthly rental payments to Horizon of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of February 28, 1997, Horizon has received $723,686 of the $1,200,000 resulting in future receipts of $476,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

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

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. (See Note 3)

        Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), from the stockholders of Geriatric. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and currently has 17 management contract locations, of which two are not yet in operation at the date of this report. The cash purchase price of approximately $4.3 million, which was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. In connection with the stock purchase, the Company also agreed to pay an additional $270,000 (which, if required, the Company expects to pay from its available cash) to the sellers in the event a qualifying management contract is signed on or before August 17, 1997. The purchase price was determined based on negotiations between the sellers and the Company.

        Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"), from Clayton V. Deardorff. CCI is a contract manager of mental health services for acute care hospitals. CCI currently has management contracts with five hospitals of which four are in operation and one is scheduled to open in April 1997. CCI had total revenues of approximately $1.3 million in 1996. The $975,000 cash purchase price was determined based on negotiations between the seller and the Company. A total of $475,000 of the purchase price was paid at the closing from existing cash of the Company. The remaining $500,000 of the total purchase price, which the Company also expects to pay from available cash, is due ninety (90) days from the closing date, subject to reduction under certain circumstances specified in the stock purchase agreement.

        BASIS OF PRESENTATION

        The accompanying consolidated balance sheet at February 28, 1997, the consolidated statements of operations for the three and six month periods ended February 1996 and 1997, and the consolidated statements of cash flows for the six months ended February 1996 and 1997 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1996. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 1997, and the results of operations for the three months and six months ended February 1996 and 1997.

        Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

        At February 28, 1997, Horizon had management contracts with 31 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 27 had programs in operation. These 27 contracts accounted for 22.1% of the Company's net revenues for the six months ended February 28, 1997. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 23.1% of the Company's net revenues for the six months ended February 28, 1997. Of the 31 Columbia/HCA contracts at February 28, 1997, 18 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, at February 28, 1997, Horizon had eight management contracts with hospitals owned by Community Health Systems, of which seven had programs in operation and accounted for 5.6% of the Company's net revenues for the six months ended February 28, 1997. In addition, Horizon had six management contracts with hospitals affiliated with tenant, which accounted for 4.2% of the Company's net revenues for the six months ended February 28, 1997.

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

        LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), effective September 1, 1994. Under SFAS 121, the Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. As of February 28, 1997, no impairment losses have been incurred.

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

     3. INVESTMENT IN PPS

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,225,000 and $2,900,000, of which $1,225,000 was paid on July
        31, 1996. Horizon expects to pay an interim amount of $1,000,000 on or about March 31 ,1997. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997, and any remaining purchase price is to be paid within 30 days after determination thereof.

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

        For the three and six months ended February 28, 1997, PPS generated $1,281,487 and $2,545,184 in gross revenues, respectively, and net income of $137,429 and $257,802, respectively.

 4.     LONG-TERM DEBT

        Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with a maximum advance commitment of $11,000,000. On December 12, 1995, the Company paid TCB the outstanding balance of $1,300,000 originally advanced to the Company during the quarter ended November 30, 1995, plus accrued interest. As of February 28, 1997, the Company has borrowed $0 against the available line of credit, and has $9.3 million available for advances under the revolving credit facility.

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

     5. STOCK OPTIONS

        In accordance with Horizon's 1989 and 1995 Stock Option Plans, there are 1,931,843 shares of common stock reserved for grant to key employees. Of which, 256,016 were granted and previously exercised as of August 31, 1996. In addition, 1,411,268 options and 1,461,327 options were issued and outstanding at August 31, 1995 and 1996, respectively. During fiscal 1995 nonstatutory stock options to purchase 168,000 shares of common stock were granted with an exercise price of $4.00, $6.6667, $7.4167 or $8.7833 per share, respectively. On
        September 1, 1995, the Company granted an additional 127,500 options under the 1995 Stock Option Plan at $9.75 per share subject to shareholder approval which was received on January 11, 1996. An additional 128,250 shares with an exercise price of $14.1667 were granted on August 15, 1996. An additional 4,500 shares with an exercise price of $16.3333 were granted during the first six months of fiscal year 1997. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. The options are generally exercisable in cumulative installments over a four-year period and terminate 10 years from the date of grant. During fiscal 1995 and 1996, 39,000 and 11,250 options granted to former officers were canceled respectively. An additional 27,937 options were canceled during the first six months of fiscal year 1997. During fiscal 1995, vested options of 101,250 and 17,325 have been exercised by certain officers at exercise prices of $0.8333 and $2.1417, respectively. During fiscal 1996, vested options of 42,000 at $0.50, and 38,816 at

        $0.8333 and 53,625 at $1.00 have been exercised by certain key employees. During fiscal 1997, vested options of 22,500 at $1.00 and 18,750 at $3.6157 and 3,750 at $4.00 and 750 at $6.6667, and 42,485 at
        $0.8333 have been exercised by certain key employees.

        At February 28, 1997 there were 1,931,843 shares reserved, of which 344,250 shares were issued and exercised, 1,349,656 shares were issued and unexercised and 237,937 shares remain unissued. Of the 1,349,656 shares issued and unexercised, 539,589 shares were exercisable.

        On April 28, 1995 the board of directors created a stock option plan for outside directors owning less than 5% of the stock of the Company. 150,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to also provide for 3,000 option grants to each eligible director each time they are re-elected to the board after having served as a director for at least one year since their initial grant under the plan. At February 28, 1997 there were 150,000 shares reserved under this plan, of which no shares were issued and exercised, 72,000 shares were issued and unexercised and 78,000 shares remain unissued. Of the 72,000 shares issued and unexercised, 12,000 shares were exercisable. 12,000 options were issued to outside directors during the first six months of fiscal year 1997 due to re-election at the January 29, 1997 Annual Meeting of Stockholders.

        On April 1, 1996 the Company filed an S-8 registration statement which registered 2,054,549 shares granted to or eligible for granting to employees and directors under the 1989 and 1995 Stock Option Plans, as amended, and the outside director stock option plan. This registration includes a separate reoffer prospectus to allow any shares issued in the future and most previously exercised shares under the 1989 and 1995 Stock Option Plans to be traded at any time without any holding period or volume restrictions.

     6. PROVISION FOR INCOME TAXES

        The Company recorded federal and state income taxes for the three and six months ended February 28, 1997, in the amount of $1,178,000 and $2,368,000, respectively, resulting in a combined tax rate of 39.3% and 39.5%, respectively. For each period, the Company has reflected the benefit from utilization of available net operating loss carryforwards through a change in deferred taxes rather than a benefit to income tax expense.

     7. COMMITMENTS AND CONTINGENCIES

        Horizon leases various office facilities and equipment under operating leases. In addition, Horizon leases space for one partial hospitalization program in association with one management contract. The following is a schedule, as of February 28, 1997, of minimum rental payments under these leases which expire at various dates:


Six months ending August 31, 1997                         $  373,931
For the year ending August 31, 1998                          651,838
For the year ending August 31, 1999                          504,778
For the year ending August 31, 2000                          476,883
For the years ending August 31, 2001 and thereafter          449,586
                                                          ----------
                                                          $2,457,016
                                                          ==========

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

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,225,000 and $2,900,000, of which $1,225,000 was paid on July 31, 1996. Horizon expects to pay an interim amount of $1,000,000 on or about March 31, 1997. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997, and any remaining purchase price is to be paid within 30 days after determination thereof.

        In connection with its purchase of the capital stock of Geriatric, the Company agreed to pay an additional $270,000 to the sellers in the event a qualifying management contract is signed on or before August 17, 1997.

        The remaining $500,000 of the purchase price payable by the Company for the capital stock of CCI, subject to reduction under certain circumstances specified in the stock purchase agreement, is due on or before ninety (90) days after March 15, 1997.

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

     8. COMMON STOCK

        The Board of Directors of the Company approved a three-for-two stock split effected in the form of a 50% stock dividend, pursuant to which one additional share of Common Stock of the Company was issued on January 31, 1997 for every two shares of Common Stock held by stockholders of record at the close of business on January 22, 1997. As a result of such stock split/dividend, a total of $18,253 originally recorded as additional paid in capital was reclassified as common stock. Such stock split/dividend has been retroactively reflected in the consolidated financial statements included in this report. Upon effecting the stock split/dividend, the stock options and their related exercise prices were adjusted proportionately.

        In February 1997, the Certificate of Incorporation, as amended, of the Company was amended to increase the number of authorized shares of Common Stock, $.01 par value per share, of the Company from 10,000,000 shares to 40,000,000 shares.

        In February 1997, the Company entered into a Rights Agreement pursuant to which it approved the distribution of one Common Stock purchase right for each outstanding share of Common Stock of the Company. The Rights Agreement and the amendment to the Certificate of Incorporation referred to above were approved by the stockholders of the Company at the Annual Meeting of Stockholders held on January 29, 1997.

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

       On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,225,000 and $2,900,000, of which $1,225,000 was paid on July 31,
1996. Horizon expects to pay an interim amount of $1,000,000 on or about March 31, 1997. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997, and any remaining purchase price is to be paid within 30 days after determination thereof. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"). Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and currently has 17 management contract locations, of which two are not yet in operation at the date of this report. The cash purchase price of approximately $4.3 million, which was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. In connection with the stock purchase, the Company also agreed to pay an additional $270,000 to the sellers in the event a qualifying management contract is signed on or before August 17, 1997.

       Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"). CCI is a contract manager of mental health services for acute care hospitals. CCI currently has management contracts with five hospitals of which four are in operation and one is scheduled to open in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $975,000 cash purchase price was paid at the closing from existing cash of the Company. The remaining $500,000 of the total purchase price, which the Company also expects to pay from available cash, is due ninety (90) days from the closing date, subject to reduction under certain circumstances specified in the stock purchase agreement.

       Horizon, which had previously traded on the American Stock Exchange under the symbol "HMH", began trading on the Nasdaq National Market on May 7, 1996, under the symbol "HMHM".

       At February 28, 1997, the Company had management contracts with 119 general acute care hospitals located in 36 states, providing for the operation of a total of 195 various treatment programs.

                            SUMMARY STATISTICAL DATA

                                                         August 31,
                                              --------------------------------      November 30,  February 28,
                                              1994*         1995          1996          1996          1997
                                              --------------------------------      -----------  ------------

NUMBER OF CONTRACT LOCATIONS:
  Contract locations in operation               99           100           107           104           109
  Contract locations signed
   and unopened                                  9            12            16            19            10
                                               ---           ---           ---           ---           ---
  Total contract locations                     108           112           123           123           119
                                               ===           ===           ===           ===           ===

SERVICES COVERED BY CONTRACTS
  IN OPERATION:

  Inpatient (A)                                 89            91            97            94            97
  Partial hospitalization (A)                   45            55            71            73            73
  Outpatient                                     7             8            11            10            12
  Home health                                    1             1            12            13            13
  CQI Plus (under contract)                     20            45            64            66            75

TYPES OF TREATMENT PROGRAMS
  IN OPERATION:

  Geropsychiatric (A)                           75            92           130           127           132
  Adult psychiatric (A)                         60            57            51            53            54
  Substance abuse (A)                            4             3             7             6             6
  Other (A)                                      3             2             3             4             3



                                                                                 Three Months Ended
                                               Year Ended August 31,         --------------------------
                                      -------------------------------------  November 30,  February 28,
                                        1994*         1995          1996          1996          1997
                                      -------------------------------------  --------------------------
CHANGES IN NUMBER OF CONTRACTS:

Beginning number of contracts            51            108           112           123           123
Contracts added                          66*            28            30             8             4
Contracts ended                           9             24            19             8             8
                                        ---            ---           ---           ---           ---
Ending number of contracts              108            112           123           123           119
                                        ===            ===           ===           ===           ===


* Reflects the assumption by the Horizon LLC of management responsibility under the 39 MHM contracts effective August 1, 1994, of which 37 contracts had commenced operations at that date.

(A) Beginning with the quarter ended February 29, 1996 a new methodology which redefined the statistical definition of an operating service or program was implemented. To avoid duplicity, multiple services/treatment programs within each category at one location are now being reported as a single service/treatment program where the predominant treatment defines the appropriate categories. As a result of this reporting change, prior periods have been restated as estimates based on the new reporting definition.

                             RESULTS OF OPERATIONS
       THREE AND SIX MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1997

The following table sets forth for the three month and six month periods ended February 29, 1996 and February 28, 1997, the percentage relationship to total net revenues of certain costs, expenses and income.


                                                           Three Months Ended          Six Months Ended
                                                               February                    February
                                                        ---------------------        ----------------------
                                                         1996           1997           1996           1997
                                                        ------         ------         ------         ------
Revenues:
  Contract management revenues                           99.3%          92.3%          99.3%          90.4%
  Other revenues                                          0.7%           7.7%            .7%           9.6%
                                                        ------         ------         ------         ------

Net revenues                                            100.0%         100.0%         100.0%         100.0%
                                                        ------         ------         ------         ------

Operating costs and expenses
  Salaries and benefits                                  55.9%          54.4%          55.2%          53.9%
  Purchased services                                     14.2%          14.8%          14.6%          14.0%
  Provision for bad debts                                 0.0%           1.5%            .1%           1.2%
  Depreciation and amortization                           2.2%           2.0%           2.2%           2.1%
  Other                                                  13.4%          11.9%          13.9%          13.5%
                                                        ------         ------         ------         ------

Total operating costs and expenses                       85.7%          84.6%          86.0%          84.7%
                                                        ------         ------         ------         ------

Income from operations                                   14.3%          15.4%          14.0%          15.3%

Interest (net of other income), and other losses          0.5%            .9%           0.4%           0.8%
                                                        ------         ------         ------         ------

Income before income taxes and minority interest         14.8%          16.3%          14.4%          16.1%

Income tax expense                                        5.9%           6.4%           5.7%           6.3%
Minority interest                                         0.0%           0.2%           0.0%           0.2%
Net income                                                8.9%           9.7%           8.7%           9.6%
                                                        ======         ======         ======         ======

Number of contracts in operation, end of period           103            109            103            109

 THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 1996

         Net Revenues. Net revenues for the three months ended February 28, 1997 were $18.5 million, representing an increase of $3.4 million, or 22.5%, as compared to net revenues of $15.1 million for the corresponding period in the prior fiscal year. In part, this increase resulted from an increase in the average number of contract locations in operation from 101.6 for the three months ended February 29, 1996, to 109.5 for the three months ended February 28, 1997, an increase of 7.8%. In addition, revenues increased $1.3 million, or 8.6%, due to revenue recorded for Florida Professional Psychological Services, Inc. ("PPS"). Horizon acquired 80% of the outstanding common stock of PPS on July 31, 1996, and consolidated PPS with Horizon as of August 1, 1996. Revenues increased $1.1 million, or 7.3%, at locations that have been under Horizon management during all periods being reported. This was primarily the result of an average rate increase of 2.5% and the addition of new programs including a 41.0% increase in CQI Plus fees, a 283% increase in Home Health fees and a 97% increase in Outpatient fees between the periods.

         Salaries and Benefits. Salaries and benefits for the three months ended February 28, 1997 were $10.0 million, representing an increase of $1.6 million, or 19.0%, as compared to salaries and benefits of $8.4 million for the three months ended February 29, 1996. This increase resulted from the increase in full time equivalents from 606.0 for the three months ended February 29, 1996, to 689.0 for the three months ended February 28, 1997, an increase of 13.7%.
Full time equivalents increased between the periods as follows:


                                   February 29, February 28,
                                      1996          1997        Increase   % Increase
                                     ------        ------        ----          ----
National Support                       69.1          80.3        11.2          16.2%
Regional Offices                       44.3          39.8        (4.5)       (10.2)%
PPS                                     0.0          47.6        47.6          N/A
Contract Locations                    492.6         521.3        28.7           5.8%
                                     ------        ------        ----         -----
                                      606.0         689.0        83.0          13.7%

         The increase in the National Support Center full time equivalents of 16.2% results from the expansion of the General and Administrative Department, as well as the expansion of Mental Health Outcomes, Inc. The increase in contract location full time equivalents of 5.8% results from an increase in the average number of contract locations in operation from 101.6 for the three months ended February 29, 1996, to 109.5 for the three months ended February 28, 1997, an increase of 7.8%. Additionally, Horizon acquired eighty percent (80%) of the outstanding common stock of PPS on July 31, 1996. PPS's FTE's averaged 47.6, with associated salary of $474,000, for the quarter ended February 28, 1997. The Company's average annualized salaries per full time equivalent for the three months ended February 28, 1997 were $50,015 representing an increase of $3,005, or 6.4%, as compared to average annualized salaries per full time equivalent of $47,010 for the three months ended February 29, 1996. Benefits for the three months ended February 28, 1997 were $1.4 million, representing an increase of $100,000, or 7.7%, as compared to benefits of $1.3 million for the three months ended February 29, 1996. This increase resulted primarily from an increase of $77,000 between the periods in relation to the acquisition of PPS on July 31, 1996.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 28, 1997 were $367,000, representing an increase of $43,000, or 13.3%, as compared to depreciation and amortization expenses of $324,000 for the corresponding period in the prior fiscal year. $11,000 of this increase is due to the amortization of goodwill of $1.8 million resulting from the acquisition of Florida Professional Psychological Services, Inc. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended February 28, 1997, were $5.2 million, representing an increase of $1.0 million, or 23.8%, as compared to other operating expenses of $4.2 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $88,000 decrease in Medical Directors' administrative fees for the three months ended February 28, 1997 as compared to the same period in the prior fiscal year primarily as a result of certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees. In addition, an increase occurred in purchased services due to an increase of $389,000 in direct service fees related to PPS, which was acquired by the Company on July 31, 1996. Consulting expense increased $188,000 for the three months ended February 28, 1997 as compared to the three months ended February 29, 1996. $74,000 of this increase is related to a software upgrade for the regional offices and the National Support Center, and $47,000 is related to fees for a marketing survey.

         Bad debt expense was $278,000 for the three months ended February 28, 1997 as compared to no bad debt expense for the three months ended February 29, 1996. This increase was primarily due to the non-timely payment by contracted hospitals.

         $63,000 of the increase in other operating expenses was due to rent expense related to PPS, which was acquired by the Company on July 31, 1996.

         Interest and Other Income (Expense), Net. Interest income, net of interest expense, and other income for the three months ended February 28, 1997 was $161,000, as compared to $67,000 in net interest income for the corresponding period in the prior fiscal year. This change results primarily from an increase in interest income of $89,000 due to the increase in cash from $1.8 million to $8.7 million, when compared to the same period in the prior fiscal year.

         Income Tax Expense. For the three month period ended February 28, 1997, the Company recorded federal and state income taxes of $1,178,000 resulting in a combined tax rate of 39.3%. For the three month period ended February 29, 1996, the Company recorded federal and state income taxes of $891,000 resulting in a combined tax rate of 40.0%. For each period, the benefit from utilization of available net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense.

    SIX MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 29, 1996

         Net Revenues. Net revenues for the six months ended February 28, 1997 were $37.4 million, representing an increase of $7.7 million, or 25.9%, as compared to net revenues of $29.7 million for the corresponding period in the prior fiscal year. In part, this increase resulted from an increase in the average number of contract locations in operation from 101.8 for the six months ended February 29, 1996, to 108.5 for the six months ended February 28, 1997, an increase of 6.6%. In addition, revenues increased $2.5 million, or 8.6%, due to revenue recorded for Florida Professional Psychological Services, Inc. ("PPS"). Horizon acquired 80% of the outstanding common stock of PPS on July 31, 1996, and consolidated PPS with Horizon as of August 1, 1996. Revenues increased $700,000, or 2.5%, due to a cost report adjustment for Mountain Crest recorded in November 1996. In addition, revenues increased $2.6 million, or 8.9%, at locations that have been under Horizon management during all periods being reported. This was primarily the result of an average rate increase of 2.6% and the addition of new programs including a 331% increase in Home Health fees and a 54% increase in Outpatient fees between the periods.

         Salaries and Benefits. Salaries and benefits for the six months ended February 28, 1997 were $20.1 million, representing an increase of $3.7 million, or 22.6%, as compared to salaries and benefits of $16.4 million for the six months ended February 29, 1996. This increase resulted from the increase in full time equivalents from 595.4 for the six months ended February 29, 1996, to
685.2 for the six months ended February 28, 1997, an increase of 15.1%. Full time equivalents increased between the periods as follows:


                                   February 29, February 28,
                                      1996          1997       Increase     % Increase
                                     ------        ------        ----          ----
National Support                       67.3          78.9        11.6          17.2%
Regional Offices                       44.2          41.0        (3.2)         (7.2)%
PPS                                     0.0          46.6        46.6           N/A
Contract Locations                    483.9         518.7        34.8           7.2%
                                     ------        ------        ----          ----
                                      595.4         685.2        89.8          15.1%

         The increase in the National Support Center full time equivalents of 17.2% results from the expansion of the General and Administrative Department, as well as the expansion of Mental Health Outcomes, Inc. The increase in contract location full time equivalents of 7.2% results from an increase in the average number of contract locations in operation from 101.8 for the six months ended February 29, 1996, to 108.5 for the six months ended February 28, 1997, an increase of 6.6%. Additionally, Horizon acquired eighty percent (80%) of the outstanding common stock of PPS on July 31, 1996. PPS's FTE's averaged 46.6, with associated salary of $954,000, for the six months ended February 28, 1997. The Company's average annualized salaries per full time equivalent for the six months ended February 28, 1997 were $50,105 representing an increase of $2,712, or 5.7%, as compared to average annualized salaries per full time equivalent of $47,393 for the six months ended February 29, 1996. Benefits for the six months ended February 28, 1997 were $3.0 million, representing an increase of $700,000, or 30.4%, as compared to benefits of $2.3 million for the six months ended February 29, 1996. This increase resulted primarily from an increase of $308,000 in medical insurance premiums and employer payroll taxes paid between the periods. In addition, benefits also increased due to an increase in the amount accrued for the Company's 401K match from $104,000 for the six months ended February 29, 1996, to $368,000 for the six months ended February 28, 1997, representing an increase of $264,000, or 254%. This is primarily attributable to a retroactive increase to January 1, 1996, of the Company's 401K match as a result of an additional accrual of the potential employer match totaling $237,000 based on employee 401K contributions for calendar 1996. Benefits also increased $128,000 between the periods in relation to the acquisition of PPS on July 31, 1996.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 28, 1997 were $799,000, representing an increase of $157,000, or 24.5%, as compared to depreciation and amortization expenses of $642,000 for the corresponding period in the prior fiscal year. $22,000 of this increase is due to the amortization of goodwill of $1.8 million resulting from the acquisition of Florida Professional Psychological Services, Inc. In addition, the Company recorded $73,000 of additional depreciation expense due to a change in the Company's definition of a capital expenditure. The remainder of this increase results from the depreciation expense of additional equipment purchased for the operation of its contract management business. Cash expenditures used for the purchase of property and equipment were $928,000 for the six months ended February 28, 1997, an increase of $636,000, as compared to $292,000 for the six months ended February 29, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the six months ended February 28, 1997, were $10.7 million, representing an increase of $2.2 million or 25.9%, as compared to other operating expenses of $8.5 million for the corresponding period in the prior fiscal year.
The following components identify the variances between the periods reported.

         Purchased services included a $223,000 decrease in Medical Directors' administrative fees for the six months ended February 28, 1997 as compared to the same period in the prior fiscal year primarily as a result of successful contract negotiations with physicians on a permanent basis to provide administrative services which minimized the usage of Locum Tenens Physicians (i.e., contracting with physicians/physician placement services to provide qualified individuals to perform administrative duties on a temporary basis). Additionally, certain physician contracts have been renegotiated resulting in a general lowering of compensatory fees. In addition, an increase occurred in purchased services due to an increase of $815,000 in direct service fees related to PPS, which was acquired by the Company on July 31, 1996. Consulting expense increased $120,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. $74,000 of this increase is related to a software upgrade for the regional offices and the National Support Center, and $47,000 is related to fees for a marketing survey.

         Bad debt expense increased $462,000 for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. This increase was primarily due to the non-timely payment by contracted hospitals.

         Other operating expenses increased due to an increase of $238,000 in telephone and rent expense for the six months ended February 28, 1997 as compared to the six months ended February 29, 1996. $127,000 of this increase is related to rent for PPS, which was acquired by the Company on July 31, 1996. The remaining amount is primarily related to the increased capabilities of the telephone systems installed in both the regional offices and the newly expanded National Support Center, which includes the use of video teleconferencing in each of these locations. The newly expanded National Support Center and the addition of two outpatient practices resulted in the increase in rent expense. Other operating expenses experienced an increase of $172,000 due to an increase in legal settlements for the six months ended February 28, 1997, as compared to the corresponding six months of the prior year. Additionally, other operating expenses increased due to $380,000 in contract capital contributions (facility renovations) for the six months ended February 28, 1997, as compared to no contract capital contributions for the six months ended February 29, 1996.

         Interest and Other Income (Expense), Net. Interest income, net of interest expense, and other income for the six months ended February 28, 1997 was $301,000, as compared to $110,000 in net interest income for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense of $24,000 resulting from the retirement of long-term debt on October 3, 1995 and an increase in interest income of $165,000 due to the increase in cash from $1.8 million to $8.7 million, when compared to the same period in the prior fiscal year.

         Income Tax Expense. For the six month period ended February 28, 1997, the Company recorded federal and state income taxes of $2,368,000 resulting in a combined tax rate of 39.5%. For the six month period ended February 29, 1996, the Company recorded federal and state income taxes of $1,687,000 resulting in a combined tax rate of 39.5%. For each period, the benefit from utilization of available net operating loss carryforwards was reflected through a change in deferred taxes rather than a benefit to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES


         Effective September 29, 1995, the Company completed a transaction with Texas Commerce Bank, N.A. for an $11 million revolving credit facility. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of February 28, 1997, the Company had $9.3 million available under the revolving credit facility, of which the Company had borrowed $0 as of February 28, 1997. Under the terms of the facility, the principal outstanding thereunder to the Company from time to time cannot exceed the lesser of (i) $11.0 million and (ii) the sum of 80% of the Company's consolidated eligible accounts receivable, as defined, plus additional amounts up to $3,372,450 based on specified time periods and the Company's debt coverage ratio, as defined, less certain reserves. Principal outstanding under the facility will bear interest at a "Floating Base Rate" and/or the "LIBOR Rate plus Applicable LIBOR Margin", as selected by the Company in accordance with the terms of the facility. See Note 4 to the Company's Consolidated Financial Statements included herein. Accrued interest will be payable monthly during the primary term of the facility, and quarterly thereafter if the term of the facility is extended. Depending upon the Company's debt coverage ratio at December 15, 1998, principal borrowed under the facility will either be due in full on such date, or a portion of such principal will be due on such date, and the remainder will be due in eight equal quarterly installments thereafter ending December 15, 2000.

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

         The Company has agreed to purchase a leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease. (See Note 7 to the Company's Consolidated Financial Statements included herein).

         On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,225,000 and $2,900,000, of which $1,225,000 was paid on July 31,
1996. Horizon expects to pay an interim amount of $1,000,000 on or about March 31, 1997. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997, and any remaining purchase price is to be paid within 30 days after determination thereof.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"). Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and currently has 17 management contract locations, of which two are not yet in operation at the date of this report. The cash purchase price of approximately $4.3 million, which was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. In connection with the stock purchase, the Company also agreed to pay an additional $270,000 (which, if required, the Company also expects to pay from its available cash) to the sellers in the event a qualifying management contract is signed on or before August 17, 1997.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"). CCI is a contract manager of mental health services for acute care hospitals. CCI currently has management contracts with five hospitals of which four are in operation and one is scheduled to open in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $975,000 cash purchase price was paid at the closing from existing cash of the Company. The remaining $500,000 of the total purchase price, which the Company also expects to pay from available cash, is due ninety (90) days from the closing date, subject to reduction under certain circumstances specified in the stock purchase agreement.

         The Company believes that its net working capital of $9.2 million at February 28, 1997 (including cash of $8.7 million at that date) and the $9.3 million available under the revolving credit facility at that date will be sufficient to cover all cash requirements over the next twelve months including estimated capital expenditures of $750,000. The Company generated approximately $1.3 million in net cash from operations during the six months ended February 28, 1997.

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

                          PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

                       In February 1997, (i) the Certificate of Incorporation, as amended, of the Company was amended to increase the number of authorized shares of Common Stock, $.01 par value per share, of the Company from 10,000,000 shares to 40,000,000 shares, and (ii) the Company entered into a Rights Agreement pursuant to which it approved the distribution of one Common Stock purchase right for each outstanding share of Common Stock of the Company. The amendment and the Rights Agreement were approved by the stockholders of the Company at the Annual Meeting of Stockholders held on January 29, 1997. See the descriptions in the second and third paragraphs of
           Item 4 of this Part II of the amendment, the Rights Agreement and related matters, which descriptions are incorporated into this
           Item 2 by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       The Annual Meeting of Stockholders of the Company was held on January 29, 1997. At the meeting, James Ken Newman, James W. McAtee, Jack R. Anderson, George E. Bello, William H. Longfield, Keith B. Pitts and Donald E. Steen were re-elected to the Board of Directors of the Company. A total of 3,101,284 votes were cast for each of Messrs. Newman, McAtee, Anderson and Pitts, and a total of 700 votes were withheld with respect to each of such four director nominees. A total of 3,101,384 votes were cast for each of Messrs. Bello, Longfield and Steen, and a total of 600 votes were withheld with respect to each of such three director nominees.

                       At the Annual Meeting of Stockholders, the stockholders also approved an amendment to the Certificate of Incorporation, as amended, of the Company to increase the number of authorized shares of Common Stock, $.01 par value per share, of the Company from 10,000,000 shares to 40,000,000 shares. The terms of the amendment were previously reported in the definitive Proxy Statement relating to the Annual Meeting filed by the Company with the Securities and Exchange Commission on December 19, 1996. A total of 2,346,558 votes were cast for adoption of this amendment, a total of 704,926 votes were cast against adoption of this amendment, a total of 200 shares abstained from voting on this amendment, and there were a total of 50,300 broker non-votes with respect to this amendment.

                       At the Annual Meeting of Stockholders, the stockholders also approved the Horizon Mental Health Management, Inc. Rights Agreement. The terms of the Rights Agreement and rights distributed pursuant thereto (prior to adjustments contemplated by the terms of the Rights Agreement to reflect the stock split/dividend referred to in Item 5 of this Part II) were previously reported in the definitive Proxy Statement relating to the Annual Meeting filed by the Company with the Securities and Exchange Commission on December 19, 1996. At the meeting, a total of 1,938,516 votes were cast for adoption of the Rights Agreement, a total of 705,861 votes were cast against adoption of the Rights Agreement, a total of 1,100 shares abstained from voting on the Rights Agreement, and there were a total of 456,507 broker non-votes with respect to the Rights Agreement. After receiving stockholder approval of the Rights Agreement at the Annual Meeting, the Board of Directors approved execution of the Rights Agreement between the Company and American Stock Transfer & Trust Company, as

           Rights Agent, and distribution of a dividend of one Common Stock purchase right pursuant to the Rights Agreement for each outstanding share of Common Stock. The Rights Agreement was entered into in February 1997, and the dividend distribution of the rights was made on March 4, 1997 to stockholders of record as of the close of business on February 19, 1997. Under the current terms of the Rights Agreement, rights will also be issued with respect to shares of Common Stock of the Company issued in the future, including shares of Common Stock issued upon exercise of stock options granted under the Company's stock option plans.

                       At the Annual Meeting of Stockholders, the stockholders also ratified the appointment of Price Waterhouse LLP as the independent accountants for the Company for the fiscal year ending August 31, 1997. At the meeting, a total of 3,099,884 votes were cast for this proposal, a total of 1,400 votes were cast against this proposal, and a total of 700 shares abstained from voting on this proposal. There were no broker non- votes with respect to this proposal.

ITEM 5.    OTHER INFORMATION

                       The Board of Directors of the Company approved a three-for-two stock split effected in the form of a 50% stock dividend, pursuant to which one additional share of Common Stock of the Company was issued on January 31, 1997 for every two shares of Common Stock held by stockholders of record at the close of business on January 22, 1997.

                       See the sixth and seventh paragraphs of Note 1 to the Consolidated Financial Statements in Item 1 of Part I of this report for descriptions of the Company's purchases in March 1997 of all outstanding capital stock of Geriatric Medical Care, Inc. and Clay Care, Inc., which two paragraphs are incorporated by reference into this Item 5.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           The following documents are filed as part of this report:

             3.1 Certificate of Incorporation of the Company, as amended (filed herewith).

             3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration Number 33-88314) as filed with the Commission on February 16, 1995).

             4.1 Rights Agreement dated February 6, 1997, between Horizon Mental Health Management, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (Registration Number 000-22123) as filed with the Commission on February 7, 1997).

             10.1 Stock Purchase Agreement dated as of February 24, 1997, among Horizon Mental Health Management, Inc., and Geriatric Medical Care, Inc. and its stockholders, as amended (filed herewith).

             10.2 Amendment dated February 10, 1997 between Horizon Mental Health Management, Inc. and the stockholders of Florida Professional Psychological Services, Inc. (filed herewith).

             11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

             27.1  Financial Data Schedule (filed herewith).

      (b)  Reports

           No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HORIZON MENTAL HEALTH MANAGEMENT, INC.





Date: March 31, 1997                          /s/ JAMES W. McATEE
      --------------                     --------------------------------------
                                         By:  James W. McAtee
                                              Executive Vice President, Finance
                                              & Administration
                                              (Principal Financial and Chief
                                              Accounting Officer)

                               INDEX TO EXHIBITS


            EXHIBIT NO.
            -----------


               3.1 Certificate of Incorporation of the Company, as amended (filed herewith).

               3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S - 1 (Registration Number 33-88314) as filed with the Commission on February 16, 1995).

               4.1 Rights Agreement dated February 6, 1997, between Horizon Mental Health Management, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A (Registration Number 000-22123) as filed with the Commission on February 7, 1997).

               10.1 Stock Purchase Agreement dated as of February 24, 1997, among Horizon Mental Health Management, Inc., and Geriatric Medical Care, Inc. and its stockholders, as amended (filed herewith).

               10.2 Amendment dated February 10, 1997 between Horizon Mental Health Management, Inc. and the stockholders of Florida Professional Psychological Services, Inc. (filed herewith).

               11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

               27.1     Financial Data Schedule (filed herewith).