Form 10-K405/A
period 1996-08-31
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1997-07-02
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A


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


As of June 6, 1997, there were 5,566,762 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $86,036,740.
Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.


                      DOCUMENTS INCORPORATED BY REFERENCE


There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders held on January 29, 1997.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

PART I                                                                      PAGE
         Item  1.   Business  . . . . . . . . . . . . . . . . . . . . . . . .  3

         Item  2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . 16

         Item  3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . 16

         Item  4.   Submission of Matters to a Vote of Security Holders   . . 17


PART II

         Item  5.   Market for the Company's Common Stock
                       and Related Stockholder Matters  . . . . . . . . . . . 18

         Item  6.   Selected Financial Data   . . . . . . . . . . . . . . . . 19

         Item  7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations    . . . . . . . . 22

         Item  8.   Financial Statements and Supplementary Data   . . . . . . 32

         Item  9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure  . . . . . . . . . 32

PART III

         Item 10.   Directors and Executive Officers of the Registrant  . . . 33

         Item 11.   Executive Compensation  . . . . . . . . . . . . . . . . . 33

         Item 12.   Security Ownership of Certain Beneficial Owners and
                       Management   . . . . . . . . . . . . . . . . . . . . . 33

         Item 13.   Certain Relationships and Related Transactions  . . . . . 33

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports
                       on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 34

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


     At October 25, 1996, Horizon had management contracts with 122 general acute care hospitals located in 36 states. As of that date, 107 of the contracts were in operation covering 189 various treatment programs. At present, Horizon primarily manages geropsychiatric mental health treatment programs (mental health programs for the elderly) and adult psychiatric mental health treatment programs. In addition, at October 25, 1996 the Company managed six substance abuse treatment programs. Of the treatment programs in operation at October 25, 1996, nine provided outpatient services and twelve provided home health mental health services which the Company initiated as a new service in August 1994. In addition to the 189 various treatment programs at October 25, 1996, the Company had 64 contracts to provide its outcome measurement services which it initiated as a new service in February 1994.


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

     On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a 6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. As of October 7, 1996, Horizon estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on the pre-tax income of PPS in future years.


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


         CALENDAR PERIOD                                         SALE PRICE
         ---------------                                         ----------
                                                                HIGH      LOW
                                                                ----      ---
         June 1, 1995 - August 31, 1995 (1) . . . . . . . .    $10.08    $ 6.58
         September 1, 1995 - November 30, 1995 (1). . . . .    $12.67    $ 9.50
         December 1, 1995 - February 29, 1996 (1) . . . . .    $12.67    $10.67
         March 1, 1996 - May 31, 1996 (1) . . . . . . . . .    $15.00    $12.75
         June 1, 1996 - August 31, 1996 (1) . . . . . . . .    $19.50    $14.17

         (1) Adjusted to reflect three-for-two stock split effected by Horizon as a 50% stock dividend on January 31, 1997

         The last reported sale price per share of the Common Stock as reported by the Nasdaq National Market on June 6, 1997 was $20.00. As of June 6, 1997, the Company had 5,566,762 shares of Common Stock outstanding. As of June 6, 1997, there were approximately 36 stockholders of record of the Common Stock of the Company.


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

                                                                   Fiscal Year Ended August 31,
                                                -----------------------------------------------------
STATEMENT OF OPERATIONS DATA:                      1992       1993    1994(1)    1995(1)        1996
                                                -----------------------------------------------------
                                                             (In thousands, except per share data)
Revenues:
   Contract management revenues                 $ 17,144    $20,960   $24,962    $28,716      $61,450
   Other revenues (2)                             13,051      7,770     5,297        634          995
                                                -----------------------------------------------------
Net revenues                                      30,195     28,730    30,259     29,350       62,445
Operating Costs & Expenses:
   Salaries and benefits                          16,864     16,031    16,814     15,390       34,706
   Purchased services                              5,129      4,398     4,731      4,645        8,635
   Provision for bad debts                           627        359       312        209           74
   Depreciation and amortization                     853        585       560        903        1,308
   Other                                          10,890(3)   5,703     5,745      4,267        8,806
                                                -----------------------------------------------------
Income (loss) from operations                     (4,168)     1,654     2,097      3,936        8,916
Interest and other income (expense), net          (1,369)    (1,111)   (1,005)      (754)         324
                                                -----------------------------------------------------
Income (loss) from continuing operations
     before income taxes                          (5,537)       543     1,092      3,182        9,240
   Income tax expense (benefit)                     (242)        44       (20)       804        3,674
                                                -----------------------------------------------------
Income (loss) before equity in net earnings
     of Horizon LLC and minority interest         (5,295)       499     1,112      2,378        5,566
Equity in net earnings of Horizon LLC                 --         --       364(4)   1,568(4)        --

Minority interest                                      0          0         0          0            2
                                                -----------------------------------------------------
   Net income (loss)                            $ (5,295)   $   499   $ 1,476    $ 3,946      $ 5,564
                                                =====================================================

Net income (loss) per common share (6)          $  (1.70)   $  0.13   $  0.35   $   0.76      $  0.85
                                                =====================================================

Weighted average number of common
     shares outstanding (6)                        3,123      3,738     4,184      5,163        6,525
                                                =====================================================

                                                           August 31,
                                       --------------------------------------------------
BALANCE SHEET DATA:                     1992     1993       1994       1995         1996
                                       --------------------------------------------------
                                                               (In thousands)
Cash                                   $ 4,444   $ 1,633    $ 2,144    $ 3,167    $ 7,940

Working capital (deficit)               (2,269)    1,950        162      2,468      5,473

Intangible assets (net) (5)              9,865     8,031      7,676     13,985     15,314

Total assets                            24,192    14,216     15,079     25,352     32,872

Total debt                              19,008    13,732     12,121      2,507          0

Stockholders' equity                  $ (3,434) $ (2,936)   $(1,434)   $14,652    $20,359

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


         (2) Other revenues consist primarily of revenues earned from Ross and Mountain Crest Hospitals while owned or operated by Horizon, patient services and physician contract management fees, or subsequent balance sheets adjustments recognized during the respective period. On November 30, 1992, Horizon and OrNda HealthCorp ("OrNda"), then a related party, entered into a restructuring agreement which resulted in the sale of Ross Hospital to OrNda (see Selected Financial Data footnote 3). Additionally, Horizon subleased the operations of Mountain Crest Hospital to MHM effective July 31, 1994. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview."

         (3) Includes a loss of $3.9 million in the year ended August 31, 1992 as a result of the sale to OrNda of Ross Hospital.

         (4) Certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control the Horizon LLC under generally accepted accounting principles and therefore the Horizon LLC was not consolidated with the Company for accounting purposes through February 28, 1995. As a result of Horizon's March 20, 1995 acquisition of the minority interest of MHM in the Horizon LLC, the Horizon LLC became a wholly owned subsidiary of Horizon and has been consolidated with the Company effective March 1, 1995. The Company's share of the Horizon LLC's net earnings was $364,000 through August 31, 1994 and $1,567,720 from September 1, 1994 through February 28, 1995. The Horizon LLC contract stipulated that MHM, as a member of the Horizon LLC, would be allocated the first $1,750,000 of Horizon LLC net earnings in each of the fiscal years ending August 31, 1995 and 1996. $1,750,000 was allocated to MHM during the six months ended February 28, 1995.

         (5) On August 1, 1996, Horizon purchased 80% of the outstanding common stock of PPS. Due to this purchase, $1,774,575 was recorded as goodwill and will be amortized over forty years. On March 20, 1995, $9,683,467 of the net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in the Horizon LLC. The purchase transaction eliminated MHM's equity interest in the Horizon LLC ($2,794,715) and recognized an increase in intangible assets based upon the value of the Horizon LLC management contracts ($2,355,000). The remaining purchase price was recorded as goodwill ($4,533,752). The recorded goodwill was increased by $376,639 in March, 1996 based on a final valuation of MHM's minority interest. The increase in contract value will be amortized over seven years and the goodwill over forty years.

         (6) Adjusted to reflect a three-for-two-stock split effected by Horizon as a 50% stock dividend on January 31, 1997.

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


         On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based on Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a 6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. As of October 7, 1996, Horizon estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.


         At August 31, 1996, the Company had management contracts with 123 general acute care hospitals located in 37 states, representing 191 various treatment programs in operation.

                            SUMMARY STATISTICAL DATA


                                           August 31,
                                     --------------------        Nov 30,        Feb 29,       May 31,       Aug 31,
                                      1994*         1995          1995           1996          1996          1996
                                     ----------------------------------------------------------------------------------
NUMBER OF CONTRACT LOCATIONS:

 Contract locations in operation        99           100           102            103           104           107
 Contract locations signed
   and unopened                          9            12            12             12            18            16
                                      ----           ---           ---            ---           ---           ---
 Total contract locations              108           112           114            115           122           123
                                       ===           ===           ===            ===           ===           ===

SERVICES COVERED BY CONTRACTS:

 Inpatient (A)                          89            91            92             92            94            97
 Partial hospitalization (A)            45            55            59             61            64            71
 Outpatient                              7             8            10             12            14            11
 Home health                             1             1             3              6             6            12
 CQI Plus (under contract)              20            45            50             54            60            64

TYPES OF TREATMENT PROGRAMS:

 Geropsychiatric (A)                    75            92            98            106           112           130
 Adult psychiatric (A)                  60            57            60             58            56            51
 Substance abuse (A)                     4             3             4              5             6             7
 Other (A)                               3             2             2              2             4             3



                                                                                          Three Months Ended
                                         Year Ended Aug 31,        -----------------------------------------------------------------
                                         ------------------               Nov 30,          Feb 29,         May 31,         Aug 31,
                                          1994*      1995                  1995             1996            1996             1996
                                         -------------------------------------------------------------------------------------------
CHANGES IN NUMBER OF CONTRACTS:

   Beginning number of contracts           51        108                    112               114              115              122
   Contracts added                         66*        28                      6                 4               12                8
   Contracts ended                          9         24                      4                 3                5                7
                                          ---        ---                   ----              ----             ----             ----
   Ending number of contracts             108        112                    114               115              122              123
                                          ===        ===                    ===               ===              ===              ===





* Reflects the assumption by the Horizon LLC of management responsibility under the 39 MHM contracts effective August 1, 1994, of which 37 contracts had commenced operations at that date.


(A) Beginning with the quarter ended February 29, 1996, new methodology which redefined the statistical definition of an operating service or program was implemented. To avoid duplicity, multiple services/treatment programs within each category at one location are now being reported as a single service/treatment program where the predominant treatment defines the appropriate categories. As a result of this reporting change, prior periods have been restated as estimates based on the new reporting definition.

RESULTS OF OPERATIONS - HORIZON MENTAL HEALTH MANAGEMENT (HISTORICAL)

The following table sets forth for the fiscal years ended August 31, 1994, 1995 and 1996, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each fiscal year.



                                                                           Year Ended
                                                                            August 31,
                                                             --------------------------------------
                                                                1994           1995          1996
                                                             ---------      ---------     ---------
Revenues:
   Contract management revenues                                  82.5%         97.8%         98.4%
   Other revenues                                                17.5%          2.2%          1.6%
                                                                ------        ------        ------

Net revenues                                                    100.0%        100.0%        100.0%

Operating costs and expenses
   Salaries and benefits                                         55.6%         52.4%         55.7%
   Purchased services                                            15.6%         15.8%         13.8%
   Provision for bad debts                                        1.0%          0.7%         00.1%

   Depreciation and amortization                                  1.9%          3.1%          2.1%
   Other                                                         19.0%         14.6%         14.1%
                                                                ------         -----        ------

Total operating costs and expenses                               93.1%         86.6%         85.8%
                                                                ------         -----        ------

Income from operations                                            6.9%         13.4%         14.2%

Interest and other income (expense)                             (3.3)%        (2.6)%          0.6%
                                                                ------        ------        ------

Income before income taxes                                        3.6%         10.8%         14.8%

Income tax expense (benefit)                                    (0.1)%          2.7%          5.9%
                                                                ------         -----        ------

Income before equity in net earnings
   of Horizon LLC and minority interest                           3.7%          8.1%          8.9%
Equity in net earnings of Horizon LLC                             1.2%          5.3%          0.0%

Minority interest                                                 0.0%          0.0%          0.0%
                                                                ------         -----        ------

Net income                                                        4.9%         13.4%          8.9%
                                                                ======         =====        ======

Number of contracts in operation, end of year                       99           100           107


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


         The Board of Directors of Horizon Mental Health Management, Inc., a Delaware corporation ("Horizon" or the "Company"), approved a three-for-two stock split effected in the form of a 50% stock dividend, pursuant to which one additional share of Common Stock, $.01 par value ("Common Stock"), of Horizon was issued on January 31, 1997 for every two shares of Common Stock of Horizon held by stockholders of record at the close of business on January 22, 1997. The audited consolidated financial statements of Horizon filed as part of this Report have been retroactively restated to reflect such stock split/dividend.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Reference is made to the Consolidated Financial Statements of the Company and the notes thereto appearing at page F-1 to F-18 attached hereto, all of which information is incorporated by reference into this Item 8.



 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Company filed with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company held on January 29, 1997 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that appears in the Proxy Statement under the caption ELECTION
OF DIRECTORS.


         The information called for by this Item 10 and Item 401 of Regulation S-K with respect to executive officers of the Company appears under the caption EXECUTIVE OFFICERS OF THE REGISTRANT following Item 4 of Part I of this report, and is incorporated by reference into this Item 10.


ITEM 11.         EXECUTIVE COMPENSATION


         The Company hereby incorporates into this Item 11 by reference to the Proxy Statement the information required by this Item 11 that appears in the Proxy Statement under the caption EXECUTIVE COMPENSATION.



ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The Company hereby incorporates into this Item 12 by reference to the Proxy Statement the information required by this Item 12 that appears in the Proxy Statement under the caption SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The Company hereby incorporates into this Item 13 by reference to the Proxy Statement the information required by this Item 13 that appears in the Proxy Statement under the caption COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION - Certain Transactions, and CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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


DATE: JUNE 27, 1997


                                     HORIZON MENTAL HEALTH MANAGEMENT, INC.


                                     BY:       /s/ JAMES KEN NEWMAN
                                        --------------------------------------
                                                   JAMES KEN NEWMAN
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


                   SIGNATURE                                CAPACITY                                 DATE
                   ---------                                --------                                 ----
           /s/ JAMES KEN NEWMAN                     President, Chief Executive Officer and       June 27, 1997
------------------------------------------------    Chairman of the Board
               James Ken Newman

            /s/ JAMES W. MCATEE                     Executive Vice President, Finance &          June 27, 1997
------------------------------------------------    Administration, Principal Financial and
                James W. McAtee                     Accounting Officer and Director


            /s/ JACK R. ANDERSON                    Director                                     June 27, 1997
-----------------------------------------------
                Jack R. Anderson

            /s/ GEORGE E. BELLO                     Director                                     June 27, 1997
-----------------------------------------------
                George E. Bello

          /s/ WILLIAM H. LONGFIELD                  Director                                     June 27, 1997
-----------------------------------------------
              William H. Longfield

             /s/ KEITH B. PITTS                     Director                                     June 27, 1997
-----------------------------------------------
                 Keith B. Pitts

             /s/ DONALD E. STEEN                    Director                                     June 27, 1997
-----------------------------------------------
                Donald E. Steen

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheets at August 31, 1995 and 1996 . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Income
  For the Years Ended August 31, 1994, 1995, and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  For the Years Ended August 31, 1994, 1995 and 1996  . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Cash Flows
  For the Years Ended August 31, 1994, 1995 and 1996  . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . F-7


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Horizon Mental Health Management, Inc.

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Horizon Mental Health Management, Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Dallas, Texas
October 7, 1996, except as to Note 13, which is as of April 29, 1997

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS



                                                          ASSETS

                                                                                     AUGUST 31,
                                                                              1995               1996
                                                                          ------------       -------------
CURRENT ASSETS:
   Cash and short-term investments                                        $  3,167,036        $   7,940,232
   Accounts receivable less allowance for uncollectible
    accounts of $1,223,027 and $627,142
    at August 31, 1995 and 1996, respectively                                5,723,858            7,096,964
   Receivable from employees                                                   173,206               89,126
   Prepaid expenses and supplies                                               124,587              234,028
   Other receivables                                                           100,397               29,426
   Other current assets                                                         30,680               71,940
   Current deferred taxes                                                      704,276            1,018,602
                                                                          ------------        -------------
        TOTAL CURRENT ASSETS                                                10,024,040        $  16,480,318
                                                                          ------------        -------------
PROPERTY AND EQUIPMENT:
   Equipment                                                                 1,801,508            2,325,320
   Buildings and improvements                                                  106,784              109,467
                                                                          ------------        -------------
                                                                             1,908,292            2,434,787
   Less accumulated depreciation                                               966,561            1,552,975
                                                                          ------------        -------------
                                                                               941,731              881,812
Goodwill, net of accumulated amortization of $1,188,130
 and $1,525,015 at August 31, 1995 and 1996,
 respectively                                                               11,574,409           13,388,738
Management contracts, net of accumulated amortization
 of $989,603 and $1,475,375 at August 31, 1995
 and 1996, respectively                                                      2,410,801            1,925,029
Other assets                                                                   400,534              195,630
                                                                          ------------        -------------
        TOTAL ASSETS                                                      $ 25,351,515        $  32,871,527
                                                                          ============        =============




          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                   AUGUST 31,
                                                                             1995                 1996
                                                                      ----------------     ----------------
CURRENT LIABILITIES:
   Accounts payable                                                   $      1,070,955     $      1,193,048
   Employee compensation and benefits                                        3,188,684            4,018,951
   Accrued third party payor liabilities                                       469,061              142,918
   Income taxes payable                                                        535,244                9,598
   Accrued expenses                                                          1,623,681            4,981,386
   Payable to Health Insurance Program                                         661,248              661,248
   Current debt maturities                                                       7,248               -
                                                                      ----------------     ----------------
        TOTAL CURRENT LIABILITIES                                            7,556,121           11,007,149

   Long-term debt-related party - Note 6                                     2,500,000               -
   Deferred income taxes                                                       643,351            1,496,214
                                                                      ----------------     ----------------
        TOTAL LIABILITIES                                                   10,699,472           12,503,363

Commitments and contingencies - Note 9                                          -                    -
Minority interest                                                               -                     8,755

STOCKHOLDERS' EQUITY:
   Preferred stock, $.10 par value, authorized 500,000
    shares; none issued or outstanding                                          -                    -
   Common stock, $.01 par value, 10,000,000 shares
    authorized at August 31, 1995 and 1996;
    5,341,575 and 5,476,027 shares issued
    and outstanding at August 31, 1995 and 1996                                 53,416               54,760
   Additional paid-in capital                                               13,707,626           13,849,408
   Retained earnings                                                           891,001            6,455,241
                                                                      ----------------     ----------------
                                                                            14,652,043           20,359,409
                                                                      ----------------     ----------------
     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                          $     25,351,515     $     32,871,527
                                                                      ================     ================




          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

                                                      FOR THE YEARS ENDED AUGUST 31,
                                            -------------------------------------------------
                                               1994             1995                 1996
                                            -----------     ------------          ----------



REVENUES:
   Management Fee Revenue                   $30,258,927      $29,349,764         $62,444,755

EXPENSES:
   Salaries and benefits                     16,813,613       15,389,780          34,705,889
   Purchased services                         4,730,775        4,644,645           8,635,117
   Provision for bad debts                      312,176          208,946              73,948
   Depreciation and amortization                560,417          903,184           1,307,688
   Other                                      5,745,092        4,267,212           8,805,581
                                            -----------      -----------         -----------

Operating expenses                           28,162,073       25,413,767          53,528,223
                                            -----------      -----------         -----------

Other income (expense)
   Interest expense - related party          (1,091,442)      (1,161,440)            (24,298)
   Interest expense - other                      (2,545)          (1,350)             (5,073)
   Interest income and other                     92,572          409,047             353,231
   Loss on sale of fixed assets                  (3,467)          -                   -
                                            -----------      -----------         -----------


Income before income taxes                    1,091,972        3,182,254           9,240,392
Income tax expense (benefit)                    (20,380)         803,754           3,673,755
                                            -----------      -----------         -----------


Income before equity in net earnings
 of Horizon LLC and minority interest         1,112,352        2,378,500           5,566,637
Equity in net earnings of Horizon LLC           364,000        1,567,720               -
Minority interest                                                     -               (2,397)
                                            -----------      -----------         -----------

Net income                                  $ 1,476,352      $ 3,946,220         $ 5,564,240
                                            ===========      ===========         ===========

Earnings per common share:
   Net income per common share              $      0.35      $      0.76         $      0.85
                                            ===========      ===========         ===========

Weighted average shares outstanding           4,183,747        5,162,889           6,525,042
                                            ===========      ===========         ===========







          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) FOR THE YEARS ENDED AUGUST 31, 1994, 1995, AND 1996


                                                           ADDITIONAL           RETAINED
                                    COMMON SHARES           PAID-IN             EARNINGS
                               SHARES         AMOUNT        CAPITAL             (DEFICIT)          TOTAL
                          --------------   -----------   ---------------   ---------------    --------------
Balance at
 August 31, 1993               3,123,000    $   31,230    $    1,564,786   $    (4,531,571)   $   (2,935,555)

Net income                           -             -                 -           1,476,352         1,476,352

Sale of rights to
 purchase options                    -             -              25,000               -              25,000
                               ---------    ----------    --------------   ---------------    --------------
Balance at
 August 31, 1994               3,123,000    $   31,230    $    1,589,786   $    (3,055,219)   $   (1,434,203)

Net income                           -             -                 -           3,946,220         3,946,220

Initial public
 offering                      2,100,000        21,000        11,978,528               -          11,999,528

Exercise of stock
 options                         118,575         1,186           122,562               -             123,748

Sale of rights to
 purchase options                    -             -              16,750               -              16,750
                               ---------    ----------    --------------   ---------------    --------------
Balance at
 August 31, 1995               5,341,575    $   53,416    $   13,707,626   $       891,001    $   14,652,043

Net income                           -             -                 -           5,564,240         5,564,240

Exercise of stock
 options                         134,440         1,344           141,782               -             143,126
                               ---------    ----------    --------------   ---------------    --------------
Balance at
 August 31, 1996               5,476,015    $   54,760    $   13,849,408   $     6,455,241    $   20,359,409
                               =========    ==========    ==============   ===============    ==============



          See accompanying notes to consolidated financial statements.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 1994, 1995 and 1996


                                                                  1994             1995             1996
                                                              ------------     ------------     ------------
Cash flows from operating activities:
   Net income                                                 $  1,476,352     $  3,946,220     $  5,564,240
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                 560,417          903,184        1,307,688
     Loss on sale of equipment                                       3,467           -                -
     Horizon LLC investment income                                (364,000)      (1,567,720)          -
     Minority interest                                              -                -                 2,397
   Changes in net assets and liabilities:
     (Increase) decrease in accounts receivable                  1,342,206        4,901,665       (1,347,073)
     (Increase) decrease in other receivables                       (1,054)          69,177          158,091
     (Increase) decrease  in prepaid expenses and supplies         340,383          263,777         (105,405)
     (Increase) decrease in other assets                           (85,884)         171,329         (127,188)
     Increase in accounts payable and accrued expenses             254,717        1,043,854        2,850,323
     (Decrease) increase in payable to health insurance program    718,000       (1,126,208)          -
                                                                ----------     ------------     ------------
Cash flows provided by operating activities                      4,244,604        8,605,278        8,303,073
                                                                ----------     ------------     ------------
Cash flows from investing activities:
   Purchase of fixed assets                                       (347,881)        (292,209)        (378,988)
   Payment for purchase of minority interest in
    Horizon LLC, net of cash acquired                               -            (9,196,249)          -
   Cash contributed to Horizon LLC                              (1,800,000)        (620,000)          -
   Payment for purchase of PPS, net of cash acquired                -                -              (786,767)

Cash flows used in investing activities                         (2,147,881)     (10,108,458)      (1,165,755)
                                                                ----------     ------------     ------------
Cash flows from financing activities:
   Payments on long-term debt                                   (1,610,942)      (9,613,536)      (2,507,248)
   Sale of rights to purchase options                               25,000           16,750           -
   Net proceeds from issuance of stock                              -            12,123,276          143,126
                                                                ----------     ------------     ------------
Cash flows provided by (used in) financing activities           (1,585,942)       2,526,490       (2,364,122)
                                                                ----------     ------------     ------------
Net increase in cash and short-term investments                    510,781        1,023,310        4,773,196
                                                                ----------     ------------     ------------
Cash and short-term investments at beginning of year             1,632,945        2,143,726        3,167,036
                                                                ----------     ------------      -----------
Cash and short-term investments at end of year                  $2,143,726     $  3,167,036      $ 7,940,232
                                                                ==========     ============      ===========

Supplemental disclosure of cash flow information:
------------------------------------------------
 Cash paid during the year for:
     Interest                                                   $1,091,442     $ 1,162,790      $     29,371
                                                                ==========     ============     ============

     Income taxes                                               $   15,971     $    374,438     $  3,721,824
                                                                ==========     ============     ============

Supplemental disclosure of noncash investing activities:
-------------------------------------------------------
   Purchase of minority interest in Horizon LLC during fiscal year
      1995 and the acquisition of 80% of the common stock of
      Professional Psychological Services during the fiscal year 1996:
     Fair value of assets acquired                            $     -          $ 17,283,061     $  2,315,535
     Cash paid                                                      -            (9,683,467)      (1,225,000)
     Conversion of equity investment                                -            (4,351,737)          -
                                                              -------------    ------------     ------------
     Liabilities assumed                                      $     -          $  3,247,857     $  1,090,535
                                                              =============    ============     ============



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

     On August 1, 1994 Horizon signed a contract with the Horizon Mental Health Management LLC (the "Horizon LLC") to have it manage all of Horizon's then existing management contract obligations for a 72.5% interest in the Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by Mental Health Management, Inc. ("MHM") which signed a contract with the Horizon LLC to have it manage all of MHM's then existing management contract obligations. Prior to the Company's acquisition of the minority interest of MHM in the Horizon LLC, as discussed below, certain provisions of the limited liability company agreement of the Horizon LLC which required the consent of MHM for certain transactions prevented Horizon from having the ability to control the Horizon LLC under generally accepted accounting principles, and therefore the Horizon LLC was not consolidated with Horizon and Horizon accounted for its investment in the Horizon LLC by the equity method through the six months ended February 28, 1995. Prior to formation of the Horizon LLC, Horizon's contracts were managed through a wholly- owned subsidiary. The Horizon LLC contract stipulated that MHM, as a member in the Horizon LLC, would be allocated the first $1,750,000 of the Horizon LLC income for each of the two fiscal years ending August 31, 1995 and 1996. During the six months ended February 28, 1995, MHM was allocated a total of $1,750,000 of the Horizon LLC's income while Horizon was allocated $1,567,720 all in the second quarter.

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

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the MCH operations, the remaining balances of which are included in the consolidated financial statements at August 31, 1995 and 1996. In addition, the results of the MCH operations through July 31, 1994 are also included in the consolidated financial statements.

     INITIAL PUBLIC OFFERING

     On March 13, 1995, the Company's initial public offering of 3,120,000 shares of common stock at an offering price to the public of $6.67 per share was declared effective by the Securities and Exchange Commission.
     Of the 3,120,000 shares of common stock offered, 1,981,849 shares were offered by Horizon and 1,138,151 shares were offered by a stockholder of the Company. On March 20, 1995, the Company completed the initial public offering, issued the common stock and received net proceeds of $11,324,141 (after deducting underwriting discounts and IPO costs of $1,888,189).

     On April 11, 1995, the Company sold an additional 118,150 shares of common stock at the initial offering price of $6.67 per share pursuant to the exercise of the over allotment option granted to the underwriters in the initial public offering. Net proceeds of $675,387 (after deducting underwriting discounts and IPO costs of $112,283) were received by the Company.

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

                                                     For the eleven
                                                      months ended
                                                     July 31, 1994
                                                     --------------
                     Net revenues                     $  5,297,174
                                                      ============
                     Operating income                 $    623,023
                                                      ============

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     SALE OF RIGHTS TO PURCHASE OPTIONS: During the years ended August 31, 1995 and 1994, Horizon issued nonstatutory stock options to purchase 168,000 and 406,237 shares of common stock, respectively - see Note 7. Certain of these options required payment of $0.67 per option by the recipient prior to issuance of the option. Horizon recognized these payments as an addition to Additional Paid-in Capital.


     MANAGEMENT FEE REVENUE: Management fee revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined. Management fee revenue is based on a per diem calculation using patients per day, a fixed fee, admissions, discharges, direct expenses, or any combination of the preceding depending on a specific contact.

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

     In fiscal year 1994, revenues include patient revenues related to Mountain Crest Hospital ("MCH") which are recorded on an accrual basis at the established rates. Provisions recognizing contractual adjustments and other adjustments are recorded on an accrual basis and deducted from gross revenue to determine net patient service revenue. Horizon subleased MCH to Mental Health Management, Inc. commencing July 31, 1994 through
     December 31, 2000. (see note 2)


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

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Summarized financial information for the Horizon LLC is as follows:

                                                                      August 1, 1994              Six
                                                                      (inception) to         months ended
                                                                      August 31, 1994      February 28, 1995
                                                                      ---------------      -----------------
                                                                                              (Unaudited)
                     Net revenues                                     $     4,427,053      $      26,869,535
                     Operating expenses                                     3,926,904             23,566,024
                     Other income                                               1,912                 44,507
                                                                      ---------------      -----------------
                     Income before income taxes                               502,061              3,348,018
                     Income tax expense                                        -                      30,298
                                                                      ---------------      -----------------
                     Net income                                       $       502,061      $       3,317,720
                                                                      ===============      =================

                                                                      August 31, 1994      February 28, 1995
                                                                      ---------------      -----------------
                                                                                              (Unaudited)

                     Current assets                                   $     5,139,363        $     9,688,529
                     Noncurrent assets                                         65,997                848,136
                                                                      ---------------        ---------------
                     Total assets                                     $     5,205,360        $    10,536,665
                                                                      ===============        ===============
                     Current liabilities                              $     1,703,269        $     3,247,846
                                                                      ===============        ===============
                     Noncurrent liabilities                                    -                      -
                                                                      ===============        ===============
                     Total liabilities                                      1,703,269              3,247,846
                     Members' equity                                        3,502,091              7,288,819
                                                                      ---------------        ---------------
                                                                      $     5,205,360        $    10,536,665
                                                                      ===============        ===============

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

5.   INVESTMENT IN PPS

     On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a
     6.25 multiple of the 1996 pre-tax income of PPS to be determined in the first quarter of 1997. Horizon currently estimates the purchase price will be approximately $1,800,000 of which $1,225,000 was paid on July 31, 1996. The remaining $575,00 of the purchase price has been accrued by Horizon. The purchase price exceeded the fair value of the PPS' net assets by $1,774,575 which is recorded as goodwill. Assets acquired and liabilities assumed totaled $541,000 and $515,000, respectively. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

     The following presents the revenue of PPS for fiscal years 1995 and 1996. PPS's effect on Horizon's net income and earnings per share has been deemed negligible for these periods and not presented.

     Historical Revenue Summary (unaudited)

                    1995                              1996
                 ----------                        ----------
                 $4,475,000                        $5,050,000

6.   LONG-TERM DEBT AND RELATED PARTY TRANSACTIONS

     At August 31, 1995 and 1996, Horizon had the following long-term debt:

                                                                     August 31,       August 31,
                                                                         1995            1996
                                                                   ---------------  --------------
     Texas Commerce Bank -
       Revolving Credit Facility                                            -                 -
     Promissory Note to OrNda,
      due on November 30, 1999, interest is
      payable quarterly at prime plus 2%.
      Principal of $48,000 is payable quarterly.                   $     2,500,000    $       -
     Other                                                                   7,248            -
                                                                   ---------------    ------------
                                                                         2,507,248            -
                                                                   ---------------    ------------
     Less current maturities                                                (7,248)           -
                                                                   ---------------    ------------
                                                                   $     2,500,000    $       -
                                                                   ===============    ============

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


7.   STOCK OPTIONS

     In accordance with Horizon's 1989 and 1995 Stock Option Plans, as amended, 1,931,843 shares of common stock have been reserved for grant to key employees. Of these, 1,400,842 options, 1,411,268 options, and 1,461,327 options were issued and outstanding at August 31, 1994, 1995, and 1996, respectively. During fiscal 1994 and 1995, nonstatutory stock options to purchase 406,237, and 168,000 shares of common stock were granted with an exercise price of $3.61 or $4.00, and $6.6667, $7.4167 or $8.9167 per share, respectively. On September 1, 1995, the Company granted an additional 127,500 options under the 1995 Stock Option Plan at $9.75 per share subject to shareholder approval which was received on January 11, 1996. An additional 128,250 shares with an exercise price of $14.16667 were granted on August 15, 1996. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. The options are generally exercisable in cumulative installments over a four-year period and terminate 10 years from the date of grant. No options were canceled or expired during fiscal 1994. However, during fiscal 1995 and 1996, 39,000 and 11,250 options granted to former officers were canceled respectively. During fiscal 1995, vested options of 101,250 and 17,325 have been exercised by certain officers at exercise prices of $0.83333 and $2.14167, respectively. During fiscal 1996, vested options of 42,000 at $0.50, and 38,816 at $0.83333 and 53,625 at $1.00 have been exercised by certain key employees.

     At August 31, 1996 there were 1,931,843 shares reserved, of which 256,015 shares were issued and exercised, 1,461,327 shares were issued and unexercised and 214,500 shares remain unissued. Of the 1,461,327 shares issued and unexercised, 520,452 shares were exercisable.

     On April 28, 1995 the board of directors created a stock option plan for outside directors owning less than 5% of the stock of the Company. 150,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to also provide for 3,000 option grants to each eligible director each time he is re- elected to the board after having served as a director for at least one year since his initial grant under the plan.

     At August 31, 1996 there were 150,000 shares reserved, of which no shares were issued and exercised, 60,000 shares were issued and unexercised and 90,000 shares remain unissued. Of the 60,000 shares issued and unexercised, 12,000 shares were exercisable.

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

     In October 1995, the Financial Accounting Standards Board issued statement No. 123 "Accounting for Stock-Based Compensation." FASB statement No. 123 contains recognition provisions and mandatory disclosure provisions. Companies electing to adopt the recognition provisions would be required to measure and recognize compensation cost based on a fair value based method of accounting. The disclosure provisions apply to all companies regardless of the method used to account for stock compensation arrangements and must be adopted for fiscal years beginning after December 15, 1995. Horizon will continue to measure and recognize compensation cost based on the accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and will adopt the disclosure provisions of FASB statement No. 123 during fiscal year 1997.


8.   INCOME TAXES

     Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax (benefit) expense comprised the following components:

                                                                    Federal        State            Total
                                                                ------------    ------------   -------------
      Year Ended August 31, 1994
           Current                                              $      7,200    $   (27,580)   $    (20,380)
           Deferred                                                     -               -               -
                                                                ------------    -----------    ------------
                                                                $      7,200    $   (27,580)   $    (20,380)
                                                                ============    ===========    ============
      Year Ended August 31, 1995
           Current                                              $    548,260   $    316,419    $    864,679
           Deferred                                                  (54,512)        (6,413)        (60,925)
                                                                ------------   ------------   ------------
                                                                $    493,748   $    310,006    $    803,754
                                                                ============   ============    ============
        Year Ended August 31, 1996
           Current                                              $  1,599,122   $    536,097    $  3,135,219
           Deferred                                                  481,849         56,687         538,536
                                                                ------------   ------------    ------------
                                                                $  3,080,971   $    592,784    $  3,673,755
                                                                ============   ============    ============


      The components of the net deferred tax (liabilities) assets at August 31, 1994, 1995 and 1996 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                                    1994             1995           1996
                                                               --------------   ------------   -------------
         Management contracts                                  $  (1,581,643 ) $  (1,717,189)  $  (1,613,132)
         Goodwill                                                     -               -             (198,761)
                                                               --------------  -------------   -------------
         Gross deferred tax liabilities                        $  (1,581,643 ) $  (1,717,189)  $  (1,811,893)
                                                               ==============  =============   =============
         Accounts receivable                                   $      307,446  $     410,719   $     368,078
         Vacation accruals                                            104,340        293,557         375,532
         Misc accruals                                                -               -              274,991
         Fixed assets/intangibles                                     -               45,515          73,923
         Net operating loss carryforward                            2,559,156      1,028,323         241,757
         Deferred tax asset valuation allowance                   (1,389,299 )        -               -
                                                               --------------  -------------   -------------
         Deferred tax assets                                   $    1,581,643  $   1,778,114   $   1,334,281
                                                               ==============  =============   =============

         Net deferred tax asset (liability)                    $       -       $      60,925   $    (477,612)
                                                               ==============  =============   =============


      At August 31, 1996, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $600,000. These carryforwards may be utilized to offset future years' income and will expire during 2008 if unused prior to that date.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following is a reconciliation of income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statement of Operations:

                                                                   1994             1995           1996
                                                               --------------  -------------   -------------
         Federal income taxes based on 34% of book
          income (including equity in net earnings
          of Horizon LLC)                                      $      495,030  $   1,614,991   $   3,141,732
         Meals and entertainment, goodwill
          amortization and other permanent adjustments                 48,279        135,441         142,136
         Change in valuation allowance                               (510,877)    (1,389,299)            -
         State income taxes and other adjustments                     (52,812)       442,621         389,887
                                                               --------------  -------------   -------------
                                                               $      (20,380) $     803,754   $   3,673,755
                                                               ==============  =============    ============

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

9.    COMMITMENTS AND CONTINGENCIES

      Horizon leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

           Year ended August 31:
               1997                         $      569,586
               1998                                501,768
               1999                                360,741
               2000                                315,578
               2001                                315,000
                                            --------------
                                            $    2,062,673
                                            ==============


      Rent expense for the years ended August 31, 1994, 1995, and 1996 totaled $1,049,828, $315,105 and $644,931, respectively.

      Horizon is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary. Management does not believe that any material, estimable, and probable claims exist against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

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

11.   UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION

      The following unaudited pro forma information for the years ended August 31, 1994 and 1995, has been prepared as if the issuance of 1,981,849 shares of the common stock from the initial public offering, and the purchase of the minority interest in the Horizon LLC at a price equal to 1,041,233 times the initial public offering price per share had occurred on September 1, 1993. In addition, the operating results of the Mountain Crest Hospital for the eleven months ended July 31, 1994 have been removed, as such operations were subleased by the Company effective July 31, 1994.

                                                         For the year             For the year
                                                          August 31,               August 31,
                                                            1994                      1995
                                                     -------------------       -------------------
                                                         (Unaudited)               (Unaudited)

      Net revenue                                    $            44,805       $            56,078
                                                     ===================       ===================
      Net income                                     $             1,026       $             3,783
                                                     ===================       ===================

      Share data:
         Pro Forma earnings per share                $              0.17       $              0.60
                                                     ===================       ===================

         Weighted average shares outstanding                       6,165                     6,329
                                                     ===================       ===================

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of unaudited quarterly financial data for fiscal 1995 and 1996:

                                                                                    Net       Earnings
                                                                  Gross           Income       (Loss)
                                              Revenues            Profit          (Loss)      Per Share
                                           ---------------  -----------------------------------------------
      Quarter Ended:
         November 30, 1994                $     232,457    $     (80,007)   $    (294,282)       (0.09)
         February 28, 1995                       53,277          (30,526)       1,120,988         0.27
         May 31, 1995                        14,637,710        1,980,010        1,534,941         0.26
         August 31, 1995                     14,426,320        2,066,538        1,584,951         0.25

      Quarter Ended:
         November 30, 1995                   14,612,868        2,002,091        1,248,829         0.19
         February 29, 1996                   15,071,434        2,159,193        1,335,705         0.21
         May 31, 1996                        15,819,865        2,318,831        1,444,851         0.22
         August 31, 1996                     16,940,588        2,436,417        1,534,855         0.23

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

13.   SUBSEQUENT EVENTS

      On January 31, 1997, Horizon effected a three-for-two stock split. The par value of such common stock remained at $0.01, thereby causing $18,253 originally recorded as additional paid-in capital to be reclassified as common stock. Upon effecting the stock split, the stock options and their related exercise prices were increased by 50% and decreased by 33.33%, respectively. These consolidated financial statements have been restated to present the effects of this stock split.

      In February 1997, Horizon increased the number of its authorized common shares from 10,000,000 to 40,000,000 shares.

      Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), from the stockholders of Geriatric. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996. The cash purchase price of approximately $4.3 million, which was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. On April 16, 1997, the Company paid an additional $270,000 related to this purchase.


      Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"). CCI is a contract manager of mental health services for acute care hospitals. CCI had total revenues of approximately $1.3 million in 1996. The $1,000,000 cash purchase price was determined based on negotiations between the seller and the Company.

HORIZON MENTAL HEALTH MANAGEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   UNAUDITED SUBSEQUENT EVENTS


      On April 25, 1997 Horizon signed a definitive agreement to acquire privately held Specialty Healthcare Management, Inc. (Specialty) of Englewood, Colorado. The definitive agreement contemplates a transaction to be accounted for as a pooling of interests in which Specialty would become a wholly owned subsidiary of Horizon.


      Specialty is a contract manager of mental health, physical rehabilitation and chemical dependency treatment programs for general acute care hospitals and other health care entities. For the year ended December 31, 1996, Specialty reported revenues of $33.8 million and net income of $1.2 million.

      The transaction is subject to the approval of Horizon's stockholders at a special stockholders meeting which is expected to be held in late July 1997.

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

Schedule VIII Valuation and Qualifying Accounts . . . . . . . . . . . . . .  S-2





                                       S

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Stockholders of Horizon Mental Health Management, Inc.


Our audits of the consolidated financial statements referred to in our report dated October 7, 1996 except as to Note 13, which is as of April 29, 1997, appearing on page F-1 of this Annual Report on Form 10-K/A also included an audit of the Financial Statement Schedule of Horizon Mental Health Management, Inc. as listed in Item 14(a) of the Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Dallas, Texas
October 7, 1996

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
                       VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                            Balance at       Charged to       Uncollectible                       Balance
                                            Beginning        Costs and          Accounts                          at end
                                            Of Period         Expenses         Written off       Adjustment      of Period
                                           -----------       ----------       -------------      ----------     -----------
Year ended August 31, 1992:
 Allowance for doubtful accounts           $ 1,524,723     $   770,760        $(1,637,518)             --       $   657,965

Year ended August 31, 1993:
 Allowance for doubtful accounts               657,965         415,166           (467,766)             --           605,365

Year ended August 31, 1994:
 Allowance for doubtful accounts               605,365         312,176           (160,565)             --           756,976

Year ended August 31, 1995:
 Allowance for doubtful accounts               756,976         208,946           (418,647)         675,752 (1)    1,223,027

Year ended August 31, 1996:
 Allowance for doubtful accounts             1,223,027          73,948           (268,349)        (401,483)(2)      627,143

(1) As a result of Horizon's acquistion of the 27.5% minority interest of MHM in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. Amounts represent bad debt expenses of the Horizon LLC which were accounted for as "Equity in Net Earnings of Horizon LLC" through February 28, 1995.

(2) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accured as a contingent liability.

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