Form 10-Q
period 1997-05-31
HORIZON MENTAL HEALTH MANAGEMENT INC
filed 1997-07-14
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 1997

                                       or

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------     ---------------------

           Commission File number               1-13626
                                 -----------------------------------------------

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                 75-2293354
-------------------------------        ---------------------------------------
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


                         YES  [ X ]          NO [   ]


The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of July 11, 1997 was 5,566,762 shares.

                                     INDEX

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

     HORIZON MENTAL HEALTH MANAGEMENT, INC.

         Consolidated Balance Sheets as of August 31, 1996,
            and May 31, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

         Consolidated Statements of Operations for the three months ended
           May 31, 1996 and May 31, 1997 (each unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

         Consolidated Statements of Operations for the nine months ended
           May 31, 1996 and May 31, 1997 (each unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

         Consolidated Statements of Cash Flows for the nine months ended
            May 31, 1996 and May 31, 1997 (each unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

         Notes to Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                          August 31,              May 31,
                                                                            1996                   1997
                                                                         -----------            -----------
                                                                                                (Unaudited)
CURRENT ASSETS:
  Cash and short-term investments                                        $ 7,940,232             $ 3,894,900

  Accounts receivable less allowance for uncollectible
   accounts of $627,142 at August 31, 1996 and
   $1,270,804 at May 31, 1997                                              7,096,964              10,754,948

  Receivable from employees                                                   89,126                  70,743
  Prepaid expenses and supplies                                              234,028                 207,014

  Other receivables                                                           29,426                 329,149

  Other current assets                                                        71,940                  98,483
  Current deferred taxes                                                   1,018,602               1,562,725
                                                                         -----------             -----------
TOTAL CURRENT ASSETS                                                      16,480,318              16,917,962
                                                                         -----------             -----------
PROPERTY AND EQUIPMENT:
  Equipment                                                                2,325,320               3,321,681

  Buildings and improvements                                                 109,467                  68,402
                                                                         -----------             -----------
                                                                           2,434,787               3,390,083
  Less accumulated depreciation                                            1,552,975               1,963,949
                                                                         -----------             -----------
                                                                             881,812               1,426,134
Goodwill, net of accumulated amortization of
  $1,525,015 at August 31, 1996 and $1,854,751
  at May 31, 1997                                                         13,388,738              19,471,713

Management contracts, net of accumulated
 amortization of $1,475,375 at August 31, 1996
 and $1,960,976 at May 31, 1997                                            1,925,029               2,227,442

Other assets                                                                 195,630                 510,595
                                                                         -----------             -----------
      TOTAL ASSETS                                                       $32,871,527             $40,553,846
                                                                         ===========             ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                           August 31,            May 31,
                                                                             1996                 1997
                                                                          -----------          -----------
                                                                                               (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                        $ 1,193,048          $   463,202

  Employee compensation and benefits                                        4,018,951            4,791,507

  Accrued third party payor liabilities                                       142,918              142,918

   Income taxes payable                                                         9,598               26,883
  Accrued expenses                                                          4,981,386            7,389,066

  Payable to health insurance program                                         661,248                  ---
                                                                          -----------          -----------
        TOTAL CURRENT LIABILITIES                                          11,007,149           12,813,576


  Deferred income taxes                                                     1,496,214            1,249,526
                                                                          -----------          -----------
         TOTAL LIABILITIES                                                 12,503,363           14,063,102


Commitments and contingencies - (Note 7)                                          ---                  ---
Minority interest                                                               8,755               83,845

STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, authorized 500,000
   shares; none issued or outstanding                                             ---                  ---
  Common stock, $.01 par value, 10,000,000 and 40,000,000
   shares authorized at August 31, 1996 and
   May 31, 1997, respectively; 5,476,027 and 5,566,762
   shares issued and outstanding at August 31, 1996
   and May 31, 1997, respectively                                              54,760               55,668
 Additional paid-in capital                                                13,849,408           14,413,073

 Retained earnings                                                          6,455,241           11,938,158
                                                                          -----------          -----------
         TOTAL EQUITY                                                      20,359,409           26,406,899
                                                                          -----------          -----------

         TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                                           $32,871,527          $40,553,846
                                                                          ===========          ===========



                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                         Three Months Ended May 31
                                                                     ----------------------------------

                                                                          1996                 1997
                                                                       -----------          -----------
Revenues:
 Contract management                                                   $15,683,782          $18,952,845
 Patient services                                                          129,336            1,547,560
 Other                                                                       6,747               34,782
                                                                       -----------          -----------
Total revenues                                                          15,819,865           20,535,187

Expenses:
 Salaries and benefits                                                   8,688,352           10,970,634

 Purchased services                                                      2,182,160            3,305,851

 Provision for bad debts                                                    39,329              277,519

 Depreciation and amortization                                             332,085              402,746
 Other                                                                   2,259,108            2,504,154
                                                                       -----------          -----------
Total operating expenses                                                13,501,034           17,460,904


Other income (expense):
  Interest expense                                                             ---                 (450)
  Interest and other income                                                 86,968              121,802
  Gain on sale of fixed assets                                                 ---                1,173
                                                                       -----------          -----------
Income before income taxes and minority interest                         2,405,799            3,196,808

Income tax expense (Note 6)                                                960,948            1,273,444
                                                                       -----------          -----------

Income before minority interest                                          1,444,851            1,923,364
Minority interest (Note 3)                                                     ---               23,531
                                                                       -----------          -----------

Net income                                                             $ 1,444,851          $ 1,899,833
                                                                       ===========          ===========

Earnings per common share:
  Net income                                                           $       .22          $       .29
                                                                       ===========          ===========

Weighted average shares outstanding                                      6,560,729            6,629,675
                                                                       ===========          ===========




                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                            Nine Months Ended May 31
                                                                      ------------------------------------

                                                                          1996                 1997
                                                                       -----------          -----------
Revenues:
 Contract management                                                   $45,167,746          $52,736,576
 Patient services                                                          315,539            4,353,685
 Other                                                                      20,882              803,397
                                                                       -----------          -----------
Total revenues                                                          45,504,167           57,893,658

Expenses:
 Salaries and benefits                                                  25,087,954           31,087,736

 Purchased services                                                      6,524,349            8,552,753

 Provision for bad debts                                                    42,389              742,969

 Depreciation and amortization                                             974,124            1,201,652
 Other                                                                   6,395,236            7,533,088
                                                                       -----------          -----------
Total operating expenses                                                39,024,052           49,118,198


Other income (expense):
  Interest expense - related party                                         (24,298)                 ---
  Interest expense - other                                                  (4,944)                (802)
  Interest and other income                                                226,638              426,483
  Loss on sale of fixed assets                                                 ---               (1,888)
                                                                       -----------          -----------
Income before income taxes and minority interest                         6,677,511            9,199,253

Income tax expense (Note 6)                                              2,648,126            3,641,245
                                                                       -----------          -----------

Income before minority interest                                          4,029,385            5,558,008
Minority interest (Note 3)                                                     ---               75,091
                                                                       -----------          -----------

Net income                                                             $ 4,029,385          $ 5,482,917
                                                                       ===========          ===========

Earnings per common share:
  Net income                                                           $       .62          $       .83
                                                                       ===========          ===========

Weighted average shares outstanding                                      6,505,147            6,637,785
                                                                       ===========          ===========




                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine Months Ended            Nine Months Ended
                                                                                 May 31,                     May 31,
                                                                                  1996                        1997
                                                                           -----------------             ----------------
Operating activities:
  Net income                                                                    $ 4,029,385               5,482,917
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                   974,124               1,201,652
    Loss on sale of equipment                                                           ---                   1,888
    Minority interest                                                                   ---                  75,091
  Changes in net assets and liabilities:
    Increase in accounts receivable                                              (1,810,775)             (2,990,741)
    Decrease (increase) in other receivables                                        154,225                (281,340)
    Decrease (increase) in prepaid expenses and supplies                           (254,027)                 36,633
    Increase in other assets                                                       (415,432)               (465,067)
    Increase in accounts payable, accrued expenses and
       other liabilities                                                          1,205,353                 709,513
    Decrease in payable to health insurance program                                     ---                (661,248)
                                                                                -----------             -----------
Net cash provided by operating activities                                         3,882,853               3,109,298
Investing activities:
  Purchase of property and equipment                                               (344,438)             (1,073,090)
  Proceeds from sale of equipment                                                       ---                  13,485
Payment for Purchase of Professional Psychological Services, Inc.                       ---              (1,099,000)
Payment for Purchase of Clay Care, Inc., net of cash acquired                           ---                (913,634)
Payment for Geriatric Medical Care, Inc., net of cash acquired                          ---              (4,577,970)
                                                                                -----------             -----------
Net cash used in investing activities                                              (344,438)             (7,650,209)
Financing activities:
  Payments of long-term debt                                                     (3,807,248)                (68,994)
  Proceeds from line of credit                                                    1,300,000                     ---
  Net proceeds from issuance of common stock                                         92,386                 164,239
  Tax benefit related to stock option exercise                                       27,769                 400,334
                                                                                -----------             -----------
Net cash provided by (used in) financing activities                              (2,387,093)                495,579
                                                                                -----------             -----------
Net increase (decrease) in cash and short term investments                        1,151,322              (4,045,332)
                                                                                -----------             -----------
Cash and short-term investments at beginning of period                            3,167,036               7,940,232
                                                                                -----------             -----------
Cash and short-term investments at end of period                                $ 4,318,358             $ 3,894,900
                                                                                ===========             ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest                                                                    $    29,242             $       802
                                                                                ===========             ===========
    Income taxes                                                                $ 3,067,779             $ 3,540,963
                                                                                ===========             ===========

Supplemental disclosure of non-cash investing activities:
---------------------------------------------------------
  Payment for Professional Psychological Services, Inc.
    Fair value of assets acquired                                                                       $ 1,099,000
    Cash paid                                                                                            (1,099,000)
                                                                                                        -----------
    Liabilities assumed                                                                                 $         0
                                                                                                        ===========
  Purchase of Geriatric Medical Care, Inc.
    Fair value of assets acquired                                                                       $ 6,048,669
    Cash paid                                                                                            (4,626,738)
                                                                                                        -----------
    Liabilities assumed                                                                                 $ 1,421,931
                                                                                                        ===========
  Purchase of Clay Care, Inc.
    Fair value of assets acquired                                                                       $ 1,057,532
    Cash paid through June 1997                                                                          (1,000,000)
                                                                                                        -----------
    Liabilities assumed                                                                                 $    57,532
                                                                                                        ===========

                See notes to consolidated financial statements.

                     HORIZON MENTAL HEALTH MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   1.  ORGANIZATION

       Horizon Mental Health Management, Inc. ("Horizon" or the "Company") is a contract manager of mental health programs offered by general acute care hospitals in the United States. These management contracts are generally for terms ranging from three to five years, the majority of
       which have automatic renewal provisions.   Horizon currently has
       regional operations offices in the metropolitan areas of Dallas, Texas; Chicago, Illinois; Tampa, Florida; Boston, Massachusetts; and San Francisco, California which will move to Los Angeles, California on or about September 1, 1997. Horizon's National Support Center is in Lewisville, Texas.

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

        A subsidiary of Horizon leased and began operating Mountain Crest Hospital ("MCH") in December 1990. In July 1994, Horizon subleased MCH to Mental Health Management, Inc. ("MHM") for a period commencing July 31, 1994 through December 31, 2000. Horizon, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of Horizon's guaranty. The sublease requires monthly rental payments to Horizon of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of May 31, 1997, Horizon has received $783,686 of the $1,200,000 resulting in future receipts of $416,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

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

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS") for an amount yet to be determined which Horizon estimates will be between $2,500,000 and $2,900,000. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. (See Note 3)

        Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), and Geriatric has been consolidated with Horizon as of March 15, 1997. Horizon accounted for the acquisition of Geriatric by the purchase method as required by generally accepted accounting principles. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and, at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of Horizon, included retiring essentially all of Geriatric's outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatric's tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as contract valuation. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively.

        Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"), and CCI has been consolidated with Horizon as of March 15, 1997. Horizon accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997.
        CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by Horizon in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets by $855,738, of which $714,672 is recorded as goodwill and $141,066 as contract valuation. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively.

        BASIS OF PRESENTATION

        The accompanying consolidated balance sheet at May 31, 1997, the consolidated statements of operations for the three and nine month periods ended May 31, 1996 and 1997, and the consolidated statements of cash flows for the nine months ended May 31, 1996 and 1997 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1996. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 1997, and the results of operations for the three months and nine months ended May 31, 1996 and 1997.

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

        REVENUE: Contract management revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined. Contract management revenue is based on a per diem calculation using patients per day, a fixed fee, admissions, discharges, direct expenses, or any combination of the preceding depending on a specific contract.

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

        At May 31, 1997, Horizon had management contracts with 39 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 35 had programs in operation. These 35 contracts accounted for 22.4 % of the Company's net revenues for the nine months ended May 31, 1997. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 23.6% of the Company's net revenues for the nine months ended May 31, 1997. Of the 39 Columbia/HCA contracts at May 31, 1997, 18 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, at May 31, 1997, Horizon had eight management contracts with hospitals owned by Community Health Systems, which accounted for 5.5 % of the Company's net revenues for the nine months ended May 31, 1997. In addition, Horizon had six management contracts with hospitals affiliated with Tenet, which accounted for 4.4% of the Company's net revenues for the nine months ended May, 31, 1997.

        Patient service revenue is recorded on an accrual basis at the established rates. Provisions recognizing contractual adjustments and other adjustments are recorded on an accrual basis and deducted from gross revenue to determine net patient service revenue.

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

        LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121), effective September 1, 1994. Under SFAS 121, the Company recognizes impairment losses on property and equipment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined. As of May 31, 1997, no impairment losses have been incurred.

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

        NET INCOME PER SHARE: Net income per common share is calculated using the weighted average number of common and common equivalent shares outstanding during the respective periods. Dilutive common equivalents consist of stock options calculated using the treasury stock method. All shares and per share data, except par value per share, have been retroactively adjusted to reflect a three-for-two stock split effected as a 50% stock dividend by the Company (see Note 8).

        USE OF ESTIMATES: The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   3.   INVESTMENT IN PPS

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with Horizon as of August 1, 1996.
        Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,500,000 and $2,900,000, of which interim payments of $1,225,000 and $1,099,000 were paid on July 31, 1996 and April 9, 1997, respectively. The purchase price exceeded the fair value of PPS' net assets by $2,974,575 which is recorded as goodwill. Assets acquired and liabilities assumed totaled $541,000 and $515,000. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997 or the earliest practical date thereafter, and any remaining purchase price is to be paid on or before August 14, 1997.

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

        The following table presents the revenue of PPS for fiscal years 1995 and 1996. PPS's effect on Horizon's net income and earnings per share has been deemed negligible for the periods and not presented.

                     Historical Revenue Summary (unaudited)

                           1995                 1996
                           ----                 ----
                        $4,475,000           $5,050,000


        For the three and nine months ended May 31, 1997, PPS generated $1,432,937 and $3,978,120 in gross revenues, respectively, and net income of $117,651 and $375,451, respectively.

   4.   LONG-TERM DEBT

        Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with a maximum advance commitment of $11,000,000. On December 12, 1995, the Company paid TCB the outstanding balance of $1,300,000 originally advanced to the Company during the quarter ended November 30, 1995, plus accrued interest. As of May 31, 1997, the Company has borrowed $0 against the available line of credit, and has $10.1 million available for advances under the revolving credit facility.

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

   5.   STOCK OPTIONS

        In accordance with Horizon's 1989 and 1995 Stock Option Plans, there are 1,931,843 shares of common stock reserved for grant to key employees, of which 256,016 were granted and previously exercised as of August 31, 1996. In addition, 1,411,268 options and 1,461,327 options were issued and outstanding at August 31, 1995 and 1996, respectively. During fiscal 1995 nonstatutory stock options to purchase 168,000 shares of common stock were granted with an exercise price of $4.00, $6.6667, $7.4167 or $8.9167 per share, respectively. On
        September 1, 1995, the Company granted an additional 127,500 options under the 1995 Stock Option Plan at $9.75 per share subject to shareholder approval which was received on January 11, 1996. An additional 128,250 shares with an exercise price of $14.1667 were granted on August 15, 1996. An additional 22,500 shares with exercise prices of $16.3333, $15.375, and $19.000 were granted during the first nine months of fiscal year 1997. Management believes the exercise prices of the options approximated or exceeded the market value of the common stock at the date of grant. As such, no expense is recognized in the accompanying statements of income as a result of such issuance. The options are generally exercisable in cumulative installments over a four or five year period and terminate 10 years from the date of grant. During fiscal 1995 and 1996, 39,000 and 11,250 options granted to former officers were canceled respectively. An additional 27,937 options were canceled during the first nine months of fiscal year 1997. During fiscal 1995, vested options of 101,250 and 17,325 have been exercised by certain officers at exercise prices of $0.8333 and $2.1417, respectively. During fiscal 1996, vested options of 42,000 at $0.50, and 38,816 at $0.8333 and 53,625 at $1.00 have been exercised.
        During fiscal 1997, vested options of 22,500 at $1.00, 18,750 at $3.6157, 3,750 at $4.00, 750 at $6.6667, 42,485 at $0.8333, and 2,500
        at $7.4167 have been exercised.

        At May 31, 1997 there were 1,931,843 shares reserved, of which 346,750 shares were issued and exercised, 1,365,156 shares were issued and unexercised and 219,937 shares remain unissued. Of the 1,365,156 shares issued and unexercised, 577,665 shares were exercisable.

        On April 28, 1995 the board of directors created a stock option plan for outside directors owning less than 5% of the stock of the Company. 150,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to also provide for 3,000 option grants to each eligible director each time they are re-elected to the board after having served as a director for at least one year since their initial grant under the plan. At February 28, 1997 there were 150,000 shares reserved under this plan, of which no shares were issued and exercised, 72,000 shares were issued and unexercised and 78,000 shares remain unissued. Of the 72,000 shares issued and unexercised, 21,000 shares were exercisable. 12,000 options were issued to outside directors during the first nine months of fiscal year 1997 due to re-election at the January 29, 1997 Annual Meeting of Stockholders.

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

   6.   PROVISION FOR INCOME TAXES

        The Company recorded federal and state income taxes for the three and nine months ended May 31, 1997, in the amount of $1,273,444 and $3,641,245, respectively, resulting in a combined tax rate of 39.8% and 39.6%, respectively.

   7.   COMMITMENTS AND CONTINGENCIES

        Horizon leases various office facilities and equipment under operating leases. In addition, Horizon leases space for one partial hospitalization program in association with one management contract. The following is a schedule, as of May 31, 1997, of minimum rental payments under these leases which expire at various dates:


         Three months ending August 31, 1997                    $    202,420
         For the year ending August 31, 1998                         708,436
         For the year ending August 31, 1999                         539,761
         For the year ending August 31, 2000                         494,048
         For the years ending August 31, 2001 and thereafter         449,586
                                                                ------------
                                                                $  2,394,251
                                                                ============


        On December 20, 1995 the Company entered into a lease agreement expiring September 26, 2001 for a building to be constructed in Lewisville, Texas to the Company's specifications. On September 27, 1996, a certificate of occupancy was issued and the Company occupied the building as its executive offices and National Support Center. Rental payments commenced the same date. In connection with the lease transaction, the Company has guaranteed a loan of approximately $900,000. The loan was by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease.

        On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,500,000 and $2,900,000, of which interim payments of $1,225,000 and $1,099,000 were paid on July 31, 1996 and April 9, 1997, respectively. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997 or the earliest practical date thereafter, and any remaining purchase price is to be paid on or before August 14, 1997.

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

        The issuance of 1,400,000 shares of Horizon common stock to shareholders of Specialty in the transaction is subject to the approval of Horizon's stockholders at a special stockholders' meeting which is expected to be held in August 1997.

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

      Effective August 1, 1994, Horizon and MHM formed the Horizon LLC. Horizon signed a contract with the Horizon LLC to have it manage all of Horizon's then existing management contracts for a 72.5% interest in the Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in the Horizon LLC was held by MHM which signed a contract with the Horizon LLC to have it manage all of MHM's then existing 39 management contracts. Upon completion of its initial public offering of common stock, Horizon became contractually obligated to acquire the minority interest of MHM in the Horizon LLC. March 13, 1995 was the effective date of the initial public offering. The acquisition of the minority interest of MHM was effective March 20, 1995. As such, the Horizon LLC became a wholly-owned subsidiary of Horizon. The Horizon LLC was consolidated with the Company effective March 1, 1995. Effective September 1, 1995, the Horizon LLC was dissolved and its operations combined with Horizon's.

      Mental Health Outcomes, Inc. ("MHO, Inc."), a Delaware corporation, was formed on August 10, 1995 and is engaged in the design and operation of outcome measurement systems for psychiatric and chemical dependency providers under the trade name "CQI+". MHO, Inc. is a wholly owned subsidiary of Horizon.

      On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). PPS has been consolidated with Horizon as of August 1, 1996. Horizon accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,500,000 and $2,900,000, of which interim payments of $1,225,000 and $1,099,000 were paid on July 31, 1996 and April 9, 1997, respectively. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997 or the earliest practical date thereafter, and any remaining purchase price is to be paid on or before August 14, 1997. In addition, Horizon also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to Horizon such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

      Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"). Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996, and at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of Horizon, included retiring essentially all of Geriatric's outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997.

      Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"). CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total
revenues of approximately $1.3 million in 1996.   A total of $475,000 of the
$1,000,000 purchase price was paid at the closing from existing cash of Horizon. The remaining $525,000 of the total purchase price was paid by Horizon in April 1997 and June 1997.

      On April 25, 1997 Horizon signed a definitive agreement to acquire privately held Specialty Healthcare Management, Inc. (Specialty) of Englewood, Colorado. The definitive agreement contemplates a transaction to be accounted for as a pooling of interests in which Specialty would become a wholly owned subsidiary of Horizon.

      Specialty is a contract manager of mental health, physical rehabilitation and chemical dependency treatment programs for general acute care hospitals and other health care entities. For the year ended December 31, 1996, Specialty reported revenues of $33.8 million and net income of $1.2 million. The issuance of 1,4000,000 shares of Horizon common stock to shareholders of Specialty in the transaction is subject to the approval of Horizon's stockholders at a special stockholders' meeting which is expected to be held in August 1997. In addition, at the meeting Horizon stockholders will be asked to approve an amendment to the Certificate of Incorporation of Horizon to change its corporate name to "Horizon Health Corporation".

      Horizon, which had previously traded on the American Stock Exchange under the symbol "HMH", began trading on the Nasdaq National Market on May 7, 1996, under the symbol "HMHM".

      At May 31, 1997, the Company had management contracts with 146 general acute care hospitals located in 36 states, providing for the operation of a total of 223 various treatment programs.

                            SUMMARY STATISTICAL DATA



                                                      August 31,
                                             -----------------------------       November 30,     February 28,    May 31,
                                             1994        1995         1996          1996              1997         1997
                                             -----------------------------       ------------     ------------    -------
NUMBER OF CONTRACT LOCATIONS:
  Contract locations in operation              99         100         107             104              109          128
  Contract locations signed
   and unopened                                 9          12          16              19               10           18
                                              ---         ---         ---             ---              ---          ---
  Total contract locations                    108         112         123             123              119          146
                                              ===         ===         ===             ===              ===          ===
SERVICES COVERED BY CONTRACTS
  IN OPERATION:

  Inpatient (A)                                89          91          97              94               97          107
  Partial hospitalization (A)                  45          55          71              73               73           90
  Outpatient                                    7           8          11              10               12           12
  Home health                                   1           1          12              13               13           14
  CQI Plus (under contract)                    20          45          64              66               75           83

TYPES OF TREATMENT PROGRAMS
  IN OPERATION:

  Geropsychiatric (A)                          75          92         130             127              132          160
  Adult psychiatric (A)                        60          57          51              53               54           55
  Substance abuse (A)                           4           3           7               6                6            5
  Other (A)                                     3           2           3               4                3            3




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

                             RESULTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED MAY 31, 1996 AND 1997

The following table sets forth for the three month and nine month periods ended May 31, 1996 and 1997, the percentage relationship to total net revenues of certain costs, expenses and income.


                                                                      Three Months Ended           Nine Months Ended
                                                                            May 31,                     May 31,
                                                                    ------------------------     -----------------------
                                                                       1996          1997           1996         1997
                                                                      -----         -----          -----        -----
         Revenues:
           Contract management revenues                                99.1%         92.3%          99.3%        91.1%
           Other revenues                                               0.9%          7.7%           0.7%         8.9%
                                                                      -----         -----          -----        -----

         Net revenues                                                 100.0%        100.0%         100.0%       100.0%
                                                                      -----         -----          -----        -----

         Operating costs and expenses
           Salaries and benefits                                       54.9%         53.4%          55.1%        53.7%
           Purchased services                                          13.8%         16.1%          14.3%        14.8%
           Provision for bad debts                                      0.2%          1.4%           0.1%         1.3%

           Depreciation and amortization                                2.1%          2.0%           2.1%         2.1%

           Other                                                       14.3%         12.1%          14.1%        12.9%
                                                                      -----         -----          -----        -----

         Total operating costs and expenses                            85.3%         85.0%          85.7%        84.8%
                                                                      -----         -----          -----        -----

         Income from operations                                        14.7%         15.0%          14.3%        15.2%

         Interest (net of other income), and other losses               0.5%          0.6%           0.4%         0.7%
                                                                      -----         -----          -----        -----

         Income before income taxes and minority interest              15.2%         15.6%          14.7%        15.9%

         Income tax expense                                             6.1%          6.2%           5.8%         6.3%
         Minority interest                                              0.0%          0.1%           0.0%         0.1%
         Net income                                                     9.1%          9.3%           8.9%         9.5%
                                                                      =====         =====          =====        =====

         Number of contracts in operation, end of period                104           128            104          128

 THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1996

         Revenue.   Revenues for the three months ended May 31, 1997 were $20.5 million, representing an increase of $4.7 million, or 29.7%, as compared to revenues of $15.8 million for the corresponding period in the prior fiscal year. An increase in contract management revenues accounted for $3.3 million of the $4.7 million increase in revenues. $1.5 million of the $3.3 million increase in contract management revenues results from revenue recorded for Geriatric Medical Care, Inc. ("Geriatric") and Clay Care, Inc. ("CCI"). Horizon acquired 100% of the outstanding voting stock of Geriatric and CCI effective March 15, 1997 and consolidated Geriatric and CCI with Horizon as of the effective date of acquisition. Contract management revenues also increased $1.3 million at locations that have been under Horizon management during all periods being reported. This was the result of an average rate increase of 2.2% and the addition of new programs including a 29.4% increase in CQI Plus revenues, a 102% increase in Home Health revenues and a 35% increase in Outpatient revenues between the periods. The remaining increase in contract management revenues results from an increase in the average number of contract locations in operation for non-acquired units from 103.8 for the three months ended May 31, 1996 to 108.5 for the three months ended May 31, 1997. An increase in patient service revenue accounted for $1.4 million of the $4.7 million increase in revenues. The $1.4 million increase in patient service revenue results from revenue recorded for Florida Psychological Services, Inc. ("PPS"). Horizon acquired 80% of the outstanding common stock of PPS on July 31, 1996, and consolidated PPS with Horizon as of August 1, 1996.

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 1997 were $11.0 million, representing an increase of $2.3 million, or 26.4%, as compared to salaries and benefits of $8.7 million for the three months ended May 31, 1996. This increase resulted from the increase in full time equivalents from 607.2 for the three months ended May 31, 1996, to
761.4 for the three months ended May 31, 1997, an increase of 25.4%. Full time equivalents increased between the periods as follows:

                                      May 31,     May 31,
                                       1996       1997       Increase    % Increase
                                      -------    --------    --------    ----------
              National Support          72.9       85.7        12.8         17.6%
              Regional Offices          42.4       42.4         0.0          0.0
              PPS                        0.0       48.3        48.3          N/A
              Contract Locations       491.9      585.0        93.1         19.0%
                                       -----      -----       -----
                                       607.2      761.4       154.2         25.4%

         The increase in the National Support Center full time equivalents of 17.6% results from the expansion of the General and Administrative Department, as well as the expansion of Mental Health Outcomes, Inc. The increase in contract location full time equivalents of 19.0% results from an increase in the average number of contract locations in operation from 103.8 for the three months ended May 31, 1996, to 125.9 for the three months ended May 31, 1997, an increase of 21.4%. The increase in average number of locations in operation results from new location openings and the purchase of Geriatric and CCI effective March 15, 1997. Additionally, Horizon acquired eighty percent (80%) of the outstanding common stock of PPS on July 31, 1996. PPS's FTE's averaged 48.3, with associated salary of $534,000, for the quarter ended May 31, 1997. The Company's average annualized salaries per full time equivalent for the three months ended May 31, 1997 were $57,634, representing an increase of $398, or 0.7%, as compared to average annualized salaries per full time equivalent of $57,236 for the three months ended May 31, 1996. Benefits for the three months ended May 31, 1997 were $1.4 million, representing an increase of $200,000, or 16.6%, as compared to benefits of $1.2 million for the three months ended May 31, 1996. This increase included an increase of $33,000 between the periods in relation to the acquisition of PPS on July 31, 1996. In addition, benefits increased $79,000 and $8,000, respectively, between the periods in relation to the acquisitions of Geriatric and CCI effective March 15, 1997.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 1997 were $403,000, representing an increase of $71,000, or 21.4%, as compared to depreciation and amortization expenses of $332,000 for the corresponding period in the prior fiscal year. $61,000 of this increase is due to the amortization of goodwill of $3.0 million, $4.5 million, and $700,000 resulting from the acquisition of PPS, Geriatric and CCI, respectively. Amortization expense also increased $20,000 in relation to the value placed on the contracts of Geriatric and CCI. These increases were offset by a decrease in amortization expense of $37,000 associated with contracts acquired in 1990 which were fully amortized at February 1997. The remainder of the increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 1997, were $6.1 million, representing an increase of $1.6 million, or 35.6%, as compared to other operating expenses of $4.5 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $185,000 increase in Medical Directors' administrative fees for the three months ended May 31, 1997 as compared to the same period in the prior fiscal year primarily as a result of the acquisitions of Geriatric and CCI effective March 15, 1997. Medical Directors' administrative fees associated with Geriatric and CCI for the three months ended May 31, 1997 were $103,000 and $52,000, respectively. In addition, an increase occurred in purchased services due to an increase of $529,000 in direct service fees related to PPS, which was acquired by the Company on July 31, 1996. Consulting expense increased $319,000 for the three months ended May 31, 1997 as compared to the three months ended May 31, 1996. $24,000 of this increase is related to a software upgrade for the regional offices and the National Support Center, and $100,000 is related to fees for a marketing survey.

         Bad debt expense was $278,000 for the three months ended May 31, 1997 as compared to $39,000 bad debt expense for the three months ended May 31, 1996. This increase was primarily due to the non-timely payment by contracted hospitals.

         $64,000 of the increase in other operating expenses was due to rent expense related to PPS, which was acquired by the Company on July 31, 1996.

         Interest and Other Income (Expense), Net. Interest income, net of interest expense, and other income for the three months ended May 31, 1997 was $123,000, as compared to $87,000 in net interest income for the corresponding period in the prior fiscal year. This change results primarily from an increase in interest income of $35,000.

         Income Tax Expense. For the three month period ended May 31, 1997, the Company recorded federal and state income taxes of $1,273,000 resulting in a combined tax rate of 39.8%. For the three month period ended May 31, 1996, the Company recorded federal and state income taxes of $961,000 resulting in a combined tax rate of 39.9%.

   NINE MONTHS ENDED MAY 31, 1997 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1996

         Revenue. Revenues for the nine months ended May 31, 1997 were $57.9 million, representing an increase of $12.4 million, or 27.3%, as compared to revenues of $45.5 million for the corresponding period in the prior fiscal year. An increase in contract management revenues accounted for $7.6 million of the $12.4 million increase in revenues. In part, this increase resulted from an increase in the average number of contract locations in operation from
102.5 for the nine months ended May 31, 1996, to 114.3 for the nine months ended May 31, 1997, an increase of 11.6%. Contract management revenue also increased $3.8 million at locations that have been under Horizon management during all periods being reported. This was primarily the result of an average rate increase of 2.5% and the addition of new programs including a 226.3% increase in Home Health revenues and a 46.3% increase in Outpatient revenues between the periods. In addition, patient volumes for inpatient and partial programs increased 1.6% and 4.1% between the periods. An increase in patient service revenue accounted for $4.0 million of the $12.4 million increase in revenues. The $4.0 million increase in patient service revenue results from revenue recorded for Florida Professional Psychological Services, Inc. ("PPS"). Horizon acquired 80% of the outstanding common stock of PPS on July 31, 1996, and consolidated PPS with Horizon as of August 1, 1996.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 1997 were $31.1 million, representing an increase of $6.0 million, or 23.9%, as compared to salaries and benefits of $25.1 million for the nine months ended May 31, 1996. This increase resulted from the increase in full time equivalents from 599.4 for the nine months ended May 31, 1996, to
710.6 for the nine months ended May 31, 1997, an increase of 18.6%. Full time equivalents increased between the periods as follows:

                                       May 31,    May 31,
                                        1996       1997        Increase    % Increase
                                       -------    -------      --------    ----------
              National Support           69.2        81.2        12.0          17.3%
              Regional Offices           43.6        41.4        (2.2)         (5.0)%
              PPS                         0.0        47.2        47.2           N/A
              Contract Locations        486.6       540.8        54.2          11.1%
                                        -----       -----       -----
                                        599.4       710.6       111.2          18.6%

         The increase in the National Support Center full time equivalents of 17.3% results from the expansion of the General and Administrative Department, as well as the expansion of Mental Health Outcomes, Inc. The increase in contract location full time equivalents of 11.1% results from an increase in the average number of contract locations in operation from 102.5 for the nine months ended May 31, 1996, to 114.3 for the nine months ended May 31, 1997, an increase of 11.6%. Additionally, Horizon acquired eighty percent (80%) of the outstanding common stock of PPS on July 31, 1996. PPS's FTE's averaged 47.2, with associated salary of $1.5 million, for the nine months ended May 31, 1997. The Company's average annualized salaries per full time equivalent for the nine months ended May 31, 1997 were $50,195, representing an increase of $2,189, or 4.6%, as compared to average annualized salaries per full time equivalent of $48,006 for the nine months ended May 31, 1996. Benefits for the nine months ended May 31, 1997 were $4.3 million, representing an increase of $826,000, or 23.6%, as compared to benefits of $3.5 million for the nine months ended May 31, 1996. This increase included an increase of $266,000 in medical insurance premiums and employer payroll taxes paid between the periods. In addition, benefits also increased due to an increase in the amount accrued for the Company's 401K match from $131,000 for the nine months ended May 31, 1996, to $443,000 for the nine months ended May 31, 1997, representing an increase of $312,000, or 238.2%. This is primarily attributable to a retroactive increase to January 1, 1996, of the Company's 401K match as a result of an additional accrual of the potential employer match totaling $237,000 based on employee 401K contributions for calendar 1996. Benefits also increased $161,000, $79,000, and $8,000 between the periods in relation to the acquisitions of PPS on July 31, 1996, and Geriatric and CCI on March 15, 1997.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 1997 were $1.2 million, representing an increase of $226,000, or 23.2%, as compared to depreciation and amortization expenses of $974,000 for the corresponding period in the prior fiscal year. $83,000 of this increase is due to the amortization of goodwill of $3.0 million, $4.5 million, and $700,000 resulting from the acquisition of PPS, Geriatric and CCI, respectively. Amortization expense also increased $20,000 in relation to the value placed on the contracts of Geriatric and CCI. In addition, the Company recorded $73,000 of additional depreciation expense due to a change in the Company's definition of a capital expenditure. The remainder of this increase results from the depreciation expense of additional equipment acquired through acquisitions or purchased for the operation of Horizon's contract management business. Cash expenditures used for the purchase of property and equipment were $1.1 million for the nine months ended May 31, 1997, an increase of $756,000, as compared to $344,000 for the nine months ended May 31, 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 1997, were $16.8 million, representing an increase of $3.8 million, or 29.2%, as compared to other operating expenses of $13.0 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $1.3 million increase in direct service fees related to PPS, which was acquired by the Company on July 31, 1996. Consulting expense increased $459,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. $98,000 of this increase is related to a software upgrade for the regional offices and the National Support Center, and $174,000 is related to fees for a marketing survey. The change in Medical Directors' administrative fees from the previous period was nominal due to several offsetting factors. First, Medical Director administrative fees have decreased from successful contract negotiations with physicians on a permanent basis to provide administrative services which minimized the usage of locum tenens physicians (i.e., contracting with physicians/physician placement services to provide qualified individuals to perform administrative duties on a temporary basis). Additionally, certain physician contracts have been renegotiated resulting in a general lowering of compensatory fees. Also, the Company has acquired new contract management businesses which have increased Medical Directors' administrative fees.

         Bad debt expense increased $700,000 for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. This increase was primarily due to the non-timely payment by contracted hospitals.

         Other operating expenses increased due to an increase of $386,000 in telephone and rent expense for the nine months ended May 31, 1997 as compared to the nine months ended May 31, 1996. $191,000 of this increase is related to rent for PPS, which was acquired by the Company on July 31, 1996. The remaining amount is primarily related to the increased capabilities of the telephone systems installed in both the regional offices and the newly expanded National Support Center, which includes the use of video teleconferencing in each of these locations. The newly expanded National Support Center and the addition of two outpatient practices resulted in the increase in rent expense. Other operating expenses experienced an increase of $256,000 due to an increase in legal settlements for the nine months ended May 31, 1997, as compared to the corresponding nine months of the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest income, net of interest expense, and other income for the nine months ended May 31, 1997 was $424,000, as compared to $197,000 in net interest income for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense of $24,000 resulting from the retirement of long-term debt
on October 3, 1995 and an increase in interest income of   $200,000.

         Income Tax Expense. For the nine month period ended May 31, 1997, the Company recorded federal and state income taxes of $3,641,000, resulting in a combined tax rate of 39.6%. For the nine month period ended May 31, 1996, the Company recorded federal and state income taxes of $2,648,000, resulting in a combined tax rate of 39.7%.

LIQUIDITY AND CAPITAL RESOURCES


         Effective September 29, 1995, the Company completed a transaction with Texas Commerce Bank, N.A. for an $11 million revolving credit facility. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of May 31, 1997, the Company had $10.1 million available under the revolving credit facility, of which the Company had borrowed $0 as of May 31, 1997. Under the terms of the facility, the principal outstanding thereunder to the Company from time to time cannot exceed the lesser of (i) $11.0 million and (ii) the sum of 80% of the Company's consolidated eligible accounts receivable, as defined, plus additional amounts up to $3,372,450 based on specified time periods and the Company's debt coverage ratio, as defined, less certain reserves. Principal outstanding under the facility will bear interest at a "Floating Base Rate" and/or the "LIBOR Rate plus Applicable LIBOR Margin", as selected by the Company in accordance with the terms of the facility. See Note 4 to the Company's Consolidated Financial Statements included herein. Accrued interest will be payable monthly during the primary term of the facility, and quarterly thereafter if the term of the facility is extended. Depending upon the Company's debt coverage ratio at December 15, 1998, principal borrowed under the facility will either be due in full on such date, or a portion of such principal will be due on such date, and the remainder will be due in eight equal quarterly installments thereafter ending December 15, 2000.

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

         The Company has agreed to purchase a leased building for approximately $4.5 million at September 26, 2001 if it is not sold to a third party, or the Company does not extend its lease. (See Note 7 to the Company's Consolidated Financial Statements included herein).

         On July 31, 1996, Horizon acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"). The purchase price is based primarily on a multiple of the 1996 pre-tax income of PPS. Horizon currently estimates the purchase price will be between $2,500,000 and $2,900,000, of which interim payments of $1,225,000 and $1,099,000 were paid on July 31, 1996 and April 9, 1997, respectively. The final reconciliation statement of income of PPS for the twelve months ended December 31, 1996 is to be delivered on or before July 15, 1997, or the earliest practical date thereafter, and any remaining purchase price is to be paid on or before August 14, 1997.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"). Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and, at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which $4.3 million was paid at closing from existing cash of Horizon, included retiring essentially all of Geriatric's outstanding debt.
The final purchase price payment of $270,000 was made on April 16, 1997.

         Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation ("CCI"). CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of Horizon. The remaining $525,000 of the total purchase price was paid by Horizon in April 1997 and June 1997.

         On April 25, 1997 Horizon signed a definitive agreement to acquire privately held Specialty Healthcare Management, Inc. (Specialty) of Englewood, Colorado. The definitive agreement contemplates a transaction to be accounted for as a pooling of interests in which Specialty would become a wholly owned subsidiary of Horizon.

         Specialty is a contract manager of mental health, physical rehabilitation and chemical dependency treatment programs for general acute care hospitals and other health care entities. For the year ended December 31, 1996, Specialty reported revenues of $33.8 million and net income of $1.2 million. The transaction is subject to the approval of Horizon's stockholders at a special stockholders meeting which is expected to be held in August 1997. At the special meeting, Horizon stockholders will be asked to approve the issuance of up to 1,400,000 shares of Horizon common stock in exchange for all of the outstanding shares of common stock of Specialty. In addition Horizon stockholders will be asked to approve an amendment to the Certificate of Incorporation of Horizon to change its corporate name to "Horizon Health Corporation".

         It is the Company's intent to pay all the outstanding debt of Specialty on the date of closing of the acquisition of Specialty, which at May 31, 1997, was $3.2 million, from existing cash of the Company if available. In addition, the Company anticipates incurring the following estimated charges associated with the transaction:

         Severance and related benefits                       $2,177,050
         Lease abandonment                                        98,764
         Non-compatible technology                               100,000
         Brokerage fees                                          650,000
         Professional fees                                       200,000
         Relocation costs                                         25,000
                                                              ----------
            Total costs                                       $3,250,814
                                                              ==========

         As of May 31, 1997, the Company has paid but not yet expensed $257,000 of the above cost.

         Effective April 30, 1997 Horizon's subsidiary, Florida Professional Psychological Services, Inc., entered into a specialty provider agreement with Well Care HMO, Inc. to provide behavioral health care services to Florida Medicaid as well as commercially insured members. The agreement will initially cover approximately 62,000 Florida Medicaid and commercial lives and calls for PPS to provide for a full range of inpatient and outpatient mental health services. It is currently estimated that annual revenues to PPS under the contract will approximate $2.1 million with services to be provided beginning May 1, 1997.

         The Company believes that its net working capital of $4.1 million at May 31, 1997 (including cash of $3.9 million at that date) and the $10.1 million available under the revolving credit facility at that date will be sufficient to cover all cash requirements over the next twelve months including estimated capital expenditures of $750,000. The Company generated approximately $3.1 million in net cash from operations during the nine months ended May 31, 1997.

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

                          PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

           The following documents are filed as part of this report:

             3.1  Certificate of Incorporation of the Company, as amended
                  (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q as filed with the Commission on March 31, 1997).

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

            10.1  Share Exchange Reorganization Agreement dated as of April 25,
                  1997, among the Company, Howard B. Finkel, John Harrison,
                  Larry Reiff, Argentum Capital Partners, L.P., Denise Dailey,
                  Ken Dorman, G. Phillip Woellner, and Michael S. McCarthy, and
                  Specialty Healthcare Management, Inc., as amended by a First
                  Amendment to Share Exchange Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix
                  A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special
                  Meeting of Stockholders of the Company to be held on August
                  11, 1997).

           11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

           27.1   Financial Data Schedule (filed herewith).

     (b)   Reports on Form 8-K

           On May 8, 1997, the Company filed with the Commission a Current Report on Form 8-K. The items reported were (i) a three-for-two stock split effected by the Company in the form of a 50% stock dividend, pursuant to which one additional share of Common Stock of the Company was issued on January 31, 1997 for every two shares of Common Stock of the Company held by stockholders of record at the close of business on January 22, 1997 and (ii) the adoption, and a summary of the terms, of a Rights Agreement dated February 6, 1997 between the Company and American Stock Transfer & Trust Company, as Rights Agent, and the distribution of certain Rights thereunder.
           The audited consolidated financial statements of the Company previously filed with the Commission as part of the Annual Report on Form 10-K of the Company for its fiscal year ended August 31, 1996 were retroactively restated to reflect such stock split/dividend, and such restated consolidated financial statements were filed as part of such Current Report on Form 8-K (see also the Form 10-K/A filed with the Commission by the Company on July 2, 1997).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          HORIZON MENTAL HEALTH MANAGEMENT, INC.





Date: July 14, 1997                      /s/ JAMES W. MCATEE
     -------------------                 ---------------------------------------

                                    By:  James W. McAtee
                                         Executive Vice President, Finance &
                                         Administration
                                             (Principal Financial and Chief
                                             Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.
-----------
     3.1        Certificate of Incorporation of the Company, as amended
                (incorporated herein by reference to Exhibit 3.1 to the
                Company's Quarterly Report on Form 10-Q as filed with the
                Commission on March 31, 1997).

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

    10.1        Share Exchange Reorganization Agreement dated as of April 25,
                1997, among the Company, Howard B. Finkel, John Harrison, Larry
                Reiff, Argentum Capital Partners, L.P., Denise Dailey, Ken
                Dorman, G. Phillip Woellner, and Michael S. McCarthy, and
                Specialty Healthcare Management, Inc., as amended by a First
                Amendment to Share Exchange Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special Meeting of Stockholders of the Company to be held on August 11, 1997).

    11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

    27.1        Financial Data Schedule (filed herewith).