Form 10-K
period 1997-08-31
HORIZON HEALTH CORP /DE/
filed 1997-11-24
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File number 1-13626

                           HORIZON HEALTH CORPORATION
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

                               Title of each class
                          ----------------------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x  ]                No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 18, 1997, there were 7,000,262 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $118,849,884. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 23, 1998.

                                TABLE OF CONTENTS


                           HORIZON HEALTH CORPORATION


PART I                                                                                                        Page
         Item 1.           Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

         Item 2.           Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18

         Item 3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

         Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . .  . . . . . . . . .19


PART II

         Item 5.           Market for the Company's Common Equity
                                    and Related  Stockholder Matters . . . . . . . . . . . . . . .  . . . . . . 21

         Item 6.           Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .23

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . . . . . . . . . . .  . . . . . . . . . 26

         Item 8.           Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . .36

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .36


PART III

         Item 10.          Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . 37

         Item 11.          Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

         Item 12.          Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . 37

         Item 13.          Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . 37



PART IV

         Item 14.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . .38


PART 1


ITEM 1.  BUSINESS


         Unless the context otherwise requires, when used herein the term "Company" refers to Horizon Health Corporation, formerly known as Horizon Mental Health Management, Inc., and its subsidiaries, the term "Specialty" refers to Specialty Healthcare Management, Inc., a Delaware corporation acquired by the Company in August 1997 in a share exchange transaction accounted for as a pooling of interests, and the term "Horizon" refers to the Company prior to the acquisition of Specialty. Unless the context otherwise requires, the information contained in this Report concerning the Company with respect to any periods beginning on or after January 1, 1995 (the date Specialty commenced operations) represents combined information of both Horizon and Specialty.


GENERAL

         The Company provides contract management of clinical and related services for general acute care hospitals and is currently the leading contract manager of mental health programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. Over the last five years, the Company has increased its management contracts from 43 to a total of 195 as of August 31, 1997 and currently operates in 38 states. Of those management contracts, 177 related to mental health programs and 18 related to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at August 31, 1997 provided outcome measurement services at 86 contract locations. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health programs for general acute care hospitals in 1981.

         The Company's strategy is to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its existing and new client hospitals to include other clinical and related services and programs. A significant challenge in obtaining clinical management contracts from hospitals is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing contractual relationships with 195 hospitals nationwide provide it with a significant advantage in obtaining new contracts. The Company also believes it has substantial opportunities to cross-sell a broad range of mental health and physical rehabilitation services to client hospitals by marketing and selling its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing and selling its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services and its contracts increasingly provide for multiple services. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering mental health services and employee assistance programs to businesses and managed care organizations.

         General acute care hospitals are increasingly outsourcing key clinical departments to independent contract management companies for several reasons, including: (i) the expertise necessary for the development, management and operation of specialized clinical programs differs from that for traditional medical/surgical services, (ii) hospitals often lack access to skilled professionals and the support staff needed to operate specialized clinical programs, (iii) hospitals often lack expertise in the marketing and development activities required to support specialized clinical programs, and (iv) hospitals often lack expertise necessary to design and operate specialized clinical programs that satisfy regulatory, licensing, accreditation and reimbursement requirements.

         MENTAL HEALTH SERVICES

         The Company believes that there continue to be substantial opportunities to provide mental health contract management services to general acute care hospitals in the United States. A major shift in the delivery of mental health services is occurring as payors are increasingly using managed care methods to review and require pre-approval for mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the demands of managed care companies and other third-party payors. The Company also believes that it costs general acute care hospitals less to provide inpatient and partial hospitalization mental health services than it costs freestanding psychiatric hospitals in part due to the ability of acute care hospitals to utilize excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical care on-site and in a more cost effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals which are not presently eligible.

         The Company believes that, due to the increasing emphasis on cost-effective treatment, significant demand exists for a complete continuum of mental health services. In response to this demand, it has expanded the mental health programs it offers to provide partial hospitalization (or day treatment), outpatient treatment, short-term crisis intervention and residential treatment as alternatives and complements to inpatient care. The Company believes it is uniquely positioned to capitalize on the increased demand for mental health contract management services as a result of its ability to provide a full continuum of mental health services, its proprietary quality and outcomes measurement system and its demonstrated industry expertise. In addition, the Company believes its position as the leading contract manager of mental health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate accounting and administrative functions.

         The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 1997, 67.7% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. The Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization and home health services that permit the patient to be treated in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain limitations.

         The Company has developed and markets a proprietary mental health outcome measurement system, CQI+ Outcomes Measurement System, (the "CQI+ System"), which provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided and allows a hospital to refine its clinical treatment programs and to market such programs to patients and providers. In addition, it provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. The Company provides outcome measurement services not only to client hospitals but also to other hospitals, health care providers and third-party payors. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), as part of its hospital accreditation process, will require each hospital, by no later than December 31, 1997, to select at least one acceptable measurement system and at least two clinical performance (outcome) measures that together represent at least 20% of the hospital's patient population. Each year, the requirements for the number of measures and the percentage of the population will increase. The Company's CQI+ System has met the initial criteria for inclusion in the future accreditation process and is included on JCAHO's list of acceptable systems. The Company is committed to meeting future criteria established by JCAHO. Since developing the CQI+ System over three years ago, the Company has compiled a database containing outcome measurement data on over 11,000 patients. With the growth of managed care and the JCAHO accreditation requirement, the Company believes that its CQI+ System will become an important component of the mental health services it provides.

         PHYSICAL REHABILITATION SERVICES

         The Company has successfully expanded the types of programs that it manages for its client hospitals to include other related clinical services. Horizon's recent acquisition of Specialty expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors driving demand in mental health programs are also driving significant demand for physical rehabilitation programs. The Company provides contract management for a full range of physical rehabilitation services. In addition to acute and sub-acute physical therapy and rehabilitation services, the Company also provides contract management for a comprehensive outpatient rehabilitation facility program. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped fuel growth in these outpatient services.

         OTHER MENTAL HEALTH SERVICES AND EMPLOYEE ASSISTANCE PROGRAMS

         With the acquisition of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("Florida PPS"), in August 1996, the Company expanded its services to include provision of full risk, capitated managed care mental health services for health maintenance organizations ("HMOs") and self-insured employers and the operation of employee assistance programs for employers. The mental health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. The Company believes that its existing relationships with health care providers and its expertise in the provision of mental health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically furnish such services. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, give employees the opportunity to have consultations with a health care provider to identify and discuss problems that may be affecting the work performance of the employee and a course of action or treatment to address such problems. The Company believes that an opportunity exists for the contract management of employee assistance programs offered by community-based general acute care hospitals. As with its other products, the Company intends to market such programs as an additional service it can offer new and existing client hospitals.

SERVICES

         MENTAL HEALTH SERVICES

         The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 177 of the Company's 195 management contracts at August 31, 1997.

         Elements of the Continuum of Care

         The mental health treatment programs managed by the Company are designed to provide a continuum of mental health services, consisting of inpatient, partial hospitalization (or day treatment), outpatient and home health services.

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

         CQI+ Outcomes Measurement System

         The Company began offering its CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for the clinical staff to evaluate the clinical effectiveness of treatment programs and to make adjustments in the programs in order to improve quality and appropriateness of care. In addition, the CQI+ System enables client hospitals to demonstrate to third-party payors the effectiveness of the treatment programs and provides a valuable tool to the hospital in marketing to patients and providers. The CQI+ System also assists the hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs. JCAHO, as part of its accreditation process, will require each hospital, by no later than December 31, 1997, to select at least one acceptable measurement system and at least two clinical performance (outcome) measures that together represent at least 20% of the hospital's patient population. Each year, the requirements for the number of measures and the percentage of the population will increase. The Company's CQI+ System has met the initial criteria for inclusion in the future accreditation process and is included on JCAHO's list of acceptable systems. The Company is committed to meeting future criteria established by JCAHO. At August 31, 1997, 84 of the Company's management contracts included the CQI+ System. The CQI+ System provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals.

         Since offering CQI+ System, the Company has compiled a database containing outcome measurement data on over 11,000 patients. Sample data is collected from randomly selected patients at admission, discharge and 90 to 120 days after discharge. Semi-annual outcome reports include a summary of patient characteristics and outcome measures. A multidisciplinary committee reviews and analyzes the data in order to identify specific areas for program improvement. A regional clinical consultant then prepares an implementation plan. Program improvements implemented through this process are evaluated for use at other treatment programs managed by the Company. The

Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. Price Waterhouse LLP provides an annual written examination of the CQI+Systems to insure that stated data sampling and analytical procedures are followed and that the data collection process adheres to the Company's procedures and patient and client confidentiality policies. Each client is provided a copy of the attestation report.

         PHYSICAL REHABILITATION SERVICES

         The Company provides contract management for a broad range of physical rehabilitation programs including (i) acute physical medicine and rehabilitation, (ii) subacute physical therapy and rehabilitation, and (iii) comprehensive outpatient rehabilitation. Physical rehabilitation services represented 18 of the Company's 195 management contracts at August 31, 1997.

         Acute Physical Therapy and Rehabilitation. The physical therapy and rehabilitation program incorporates a variety of treatments and services aimed at maximizing an individual's capabilities following a disabling illness or traumatic injury. The treatment program is provided by an interdisciplinary team of health care professionals including physicians, physical, recreational, occupational and speech therapists, rehabilitation nurses, social workers and psychologists. The Company attempts to tailor an acute physical therapy and rehabilitation program for a health care facility to satisfy unmet community and medical staff needs, while maximizing utilization of the facility.

         Sub-acute Physical Therapy and Rehabilitation. Rapidly changing reimbursement issues have challenged health care providers to seek alternative services to meet the needs of their patient population requiring lower cost and intensity physical medicine and rehabilitation services. Comprehensive physical medicine and rehabilitation services at the subacute level offer an attractive alternative for acute care hospitals and skilled nursing facilities to meet these needs. The Company evaluates the feasibility of a health care facility providing rehabilitation services at the sub-acute level by analyzing a facility's discharge data, conducting a market analysis of services offered in a facility's community, assessing medical staff needs and evaluating financial viability.

         Comprehensive Outpatient Rehabilitation. A comprehensive outpatient rehabilitation facility ("CORF") program serves as an adjunct to inpatient physical therapy and rehabilitation programs at the acute and/or sub-acute levels. The program provides the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. The Company has developed a CORF program in compliance with Medicare regulations which functions as a non-residential day facility to provide diagnostic, therapeutic and restorative services to outpatients at a single fixed location under the supervision of a qualified physician.

         OTHER MENTAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE PROGRAMS

         The Company began offering mental health care services to HMOs and employee assistance programs to self-insured employers with the acquisition of Florida PPS in 1996. The Company contracts with HMOs to provide the mental health care component of the general health plans offered by such entities. The contracts are on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan. In the Tampa-St. Petersburg area, such services are generally provided by the Company's employees, but elsewhere they are provided by independent providers. The Company reimburses the independent professionals and institutions on a discounted fee-for-service basis. As of August 31, 1997, the Company provided mental health care services for approximately 264,217 total members of various health plans with which it had contracted.

         The Company utilizes the same network to operate employee assistance programs for employers. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have four to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. Often the employee is referred by the employer after observing a change in work performance. The Company frequently provides training to employer personnel for identifying troubled employees. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company is paid a set fee per month per employee for its services. As of August 31, 1997, the employee assistance programs operated by the Company covered approximately 12,239 employees.

         On October 31, 1997, the Company acquired all the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation, a Pennsylvania corporation ("Acorn"), for approximately $12.7 million in cash (the "Acorn Acquisition"). Acorn offers employee assistance programs and related services only to self-insured employers. Most of the contracts are on a capitated basis under which employees and their dependents are entitled to receive a specified number of consultations per contract year with behavioral health specialists. Acorn is paid a set fee per month per employee for such services. Under some contracts, Acorn also provides certain specified outpatient mental health benefits for the capitated fee. A few contracts also provide for mental health services on a discounted fee-for-service basis. Acorn also provides pre-admission certification, utilization review, case management, hospital bill review, claims adjudication and related services as requested by the client usually under the capitated fee but sometimes on a separate fee basis. At October 1, 1997, Acorn had a total of 122 contracts with employers covering over 246,000 employees and, under most of its contracts, the dependents of the employees.

OPERATIONS

         GENERAL

         The Company operates mental health management contracts through a regional structure with offices in the Boston, Chicago, Dallas, Los Angeles and Tampa metropolitan areas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the five regional offices is staffed to have the capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to ten mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. Presently, the Company's physical rehabilitation management contracts are operated in the same manner out of its Dallas office with plans to develop a comparable regional structure as it expands that area of its operations.

         The Company develops and operates its outcomes measurement system primarily out of its Dallas office. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is inputted into the national database from which reports are developed, reviewed and analyzed by the CQI+ System staff of 11 employees.

         At August 31, 1997, the Company had approximately 983 program employees at its contract locations and approximately 150 employees at its regional and national support center offices.

         Florida PPS has 39 administrative employees and employs 25 health care professionals, all of which are located in the Tampa-St. Petersburg area. In addition, Florida PPS has contracted with approximately 756 independent mental health care professionals and institutions for the provider network that furnish the mental health care and employee assistance program services.

         Acorn is headquartered in the Philadelphia metropolitan area and employs 52 employees, all of which are located in its corporate offices. It provides the mental health and other services through a network of independent health care professionals and institutions. At October 1, 1997, Acorn had contracts with approximately 7,000 individual providers located throughout the United States.

         MANAGEMENT CONTRACTS

         The Company provides its management services under contracts with its client hospitals. Each contract is tailored to address the differing needs of the client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping) in connection with the operation of its programs.

         While each of the Company's management contracts is tailored to the specific needs of the client hospital, substantially all of the Company's contracts contain non-compete and confidentiality provisions. In addition, the Company's management contracts typically prohibit the client hospital from soliciting the employment of the Company employees during the contract term and for a specified period thereafter.

         Contracts are frequently renewed prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1995, 1996 and 1997, the Company had successfully retained 74%, 80% and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason client hospitals do not renew a contract is that they desire to manage such programs themselves.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 1997, the Company refunded approximately $219,294 of its fees in relation to these denials.

         Program Development

         The Company assists in the development of each clinical program as requested by the client hospital, including such matters as licensing, accreditation, certificate of need approvals and Medicare certification. The Company also develops and implements a marketing plan for the clinical programs to be offered by the hospital. Each program is marketed locally with an emphasis on the hospital addressing the needs of the local community. The Company markets the clinical programs in the community in the name of the client hospital. The Company's name is not used and its role is not publicly emphasized in the operation of the clinical programs offered by its client hospitals. Each patient is admitted by the medical staff of the client hospital, and all charges for clinical services provided to the patient accrue directly to the client hospital or treating physician.

         The Company also develops and maintains standardized policy and procedure manuals, initial and ongoing staff training and education, and comprehensive quality assurance procedures. Each local program director receives ongoing support from the National Support Center and regional support staff in all areas including recruiting, finance, reimbursement, development, marketing and quality assurance.

         Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors and an annual conference for all program directors.

         Program Staffing

         Each mental health program has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each physical rehabilitation program has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director has a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are employees of the Company. At August 31, 1997, the Company had an average of five employees per contract location.

         Program Marketing

         Because the treatment programs managed by the Company are offered by general acute care hospitals, most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Each contract location has an outreach coordinator who works with a referral development committee consisting of Company and hospital personnel to identify prospective referral sources. The outreach coordinator informs physicians and other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital. The outreach coordinator also designs and offers community educational programs regarding various health issues.

         Internal Clinical Audits

         The Company has established a comprehensive internal clinical audit process for its mental health programs. The Company's regional mental health clinical specialists review the services and clinical documentation of the treatment programs to ensure compliance with client hospital, federal and state standards. The Company also has an internal clinical auditor who makes unannounced visits to contract locations on a periodic basis. The auditor reviews medical records and marketing programs, and conducts interviews with physicians, referral sources and client hospital staff members. Results of the audits are reported directly to the senior management of the Company, rather than through the normal operating organization.

         Contract Locations

         At August 31, 1997, the Company had a total of 195 management contracts with general acute care hospitals located in 38 states, as shown below:

           STATE              NUMBER OF   STATE                      NUMBER OF
                              CONTRACTS                              CONTRACTS
           Alabama............    4         Missouri.................    7
           Arizona............    4         Nebraska.................    1
           Arkansas...........   10         Nevada...................    3
           California.........   19         New Hampshire............    2
           Colorado...........    2         New Jersey...............    4
           Connecticut........    1         New Mexico...............    1
           Florida............   12         New York.................    3
           Georgia............    9         North Carolina...........    5
           Illinois...........    6         Ohio.....................    9
           Indiana............    3         Oklahoma.................    7
           Iowa...............    2         Oregon...................    3
           Kansas.............    1         Pennsylvania.............   11
           Kentucky...........    3         South Carolina...........    3
           Louisiana..........    3         Tennessee................   16
           Maine..............    1         Texas....................   12
           Maryland...........    1         Vermont..................    2
           Massachusetts......    9         Virginia.................    1
           Michigan...........    6         Washington...............    4
           Mississippi........    4         Wisconsin................    1

         Client Hospitals

         The Company's clients are primarily small to medium sized hospitals and include some large tertiary care hospitals. At August 31, 1997, 43.1% of the Company's management contracts were with proprietary hospitals. The remainder are with primarily community not-for-profit hospitals.

         At August 31, 1997, the Company had management contracts with 39 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"). These 39 contracts accounted for 19.1% of the Company's revenues for the year ended August 31, 1997. In the aggregate, including both contracts in effect on August 31, 1997 and contracts that terminated during the fiscal year ended August 31, 1997, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 20.3% of the Company's revenues for the year ended August 31, 1997. Of the 39 Columbia/HCA contracts at August 31, 1997, 14 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations.

SALES AND MARKETING

         At August 31, 1997, the Company employed five full-time regional managers of development for mental health management contracts and one manager of development for physical rehabilitation management contracts. The Company compiles information from numerous databases to identify prospective clients. The Company has developed profiles of over 5,000 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation, employee assistance programs or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A regional manager of development, who typically acts as the point person on the sales team for such region, directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time the Company's Vice President of Sales will assist the regional manager of development and will sometimes assume the role of point person for the sales effort. In addition, the Company's Executive Vice President of Sales and Development will generally become involved at the end of the sales process and negotiate the final terms of the management contract. The Company believes it can increase sales of rehabilitation management contracts by applying its expertise in winning mental health management contracts to the solicitation of rehabilitation management contracts. In addition, the Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

         The CQI+ System is marketed primarily through the regional staff personnel working together with the CQI+ corporate staff.

         Florida PPS markets its mental health services and employee assistance programs through the administrative staff personnel located in its Tampa offices.

COMPETITION

         The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the types of companies providing such services. The Company competes with several national competitors and many regional and local competitors, some of which have greater resources than the Company. In addition, hospitals could elect to manage their own mental health and physical rehabilitation programs.

         Competition among contract managers for hospital-based mental health and physical rehabilitation programs is generally based upon reputation for quality, price, the ability to provide financial and other benefits for the hospital, and the management expertise necessary to enable the hospital to offer mental health and physical rehabilitation programs that provide the full continuum of mental health and physical rehabilitation services in a quality and cost-effective manner. The pressure to reduce health care expenditures has emphasized the need to manage the appropriateness of mental health and physical rehabilitation services provided to patients. As a result, competitors without management experience covering the various levels of the continuum of mental health and physical rehabilitation services may not be able to compete successfully. The Company believes that its reputation and management expertise will enable it to compete successfully in this rapidly changing market.

         In addition, general acute care hospitals offering mental health and physical rehabilitation programs managed by the Company compete for patients with other providers of mental health care services, including other general acute care hospitals, freestanding psychiatric hospitals, independent psychiatrists and psychologists, and with other providers of physical rehabilitation services, including other general acute care hospitals, freestanding rehabilitation facilities and outpatient facilities.

         The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists. These specialists are in short supply and there can be no assurance that the Company will be able to attract a sufficient number of therapists for its growing needs.

GOVERNMENT REGULATION

         The Company's business is affected by federal, state and local laws and regulations concerning, among other matters, mental health and physical rehabilitation facilities and reimbursement for mental health and physical rehabilitation services. These regulations impact the development and operation of mental health and physical rehabilitation programs managed by the Company for its client hospitals. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the mental health or physical rehabilitation industries.

         FACILITY USE AND CERTIFICATION

         Hospital facilities are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental health and physical rehabilitation programs which the Company manages are also subject to licensure and certification requirements. The Company assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. The Company believes that the mental health and physical rehabilitation programs it manages and the facilities of the client hospitals used in the operation of such programs comply in all material respects with applicable licensing and certification requirements.

         MEDICARE AND MEDICAID; REIMBURSEMENT FOR SERVICES

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. While fees paid to the Company by its client hospitals are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment or all of its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's client hospitals and, in turn, on the Company.

         The Company is not a provider reimbursed by Medicare or Medicaid but provides contract management services to such providers. As such, the Company could be considered subject to such federal and state laws. While the Company believes that its relationships with its client hospitals, medical directors and other providers and the fee arrangements with its client hospitals are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to interpretation. The federal government has been actively investigating health care providers for potential abuses. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

         The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided in Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C., sec. 1395c et seq.) is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C., sec. 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B. In addition, the Balanced Budget Act adds a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

         The Medicare program is administered by the Health Care Financing Administration ("HCFA") of the U.S. Department of Health and Human Services ("HHS"). HCFA adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/ Blue Shield plans which contract with the Secretary of HHS (the "Secretary") to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, HCFA regulations, HCFA transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation.

         The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs of such aid pursuant to statutory formulae. The Secretary has primary federal responsibility for administering the Medicaid program. The responsibility has been delegated to HCFA, whose Medicaid Bureau carries out this delegation. States are not required to participate in the Medicaid program. States which choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations and policies of the Secretary and their approved state plans. A state becomes eligible to receive federal funds by submitting to the Secretary a state plan for medical assistance. The federal Medicaid statute establishes minimum standards for state plans in such area as administration, eligibility, coverage of services, quality and provision of services, and payment for services. States have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs. The state plan must be amended by appropriate submission to the Secretary whenever necessary to reflect changes in federal statutes, regulations, policies, court decisions, or material changes in any phase of state law, policy, or operations.

         In order to receive reimbursement under the Medicare or Medicaid programs, each client hospital or facility must meet applicable requirements promulgated by HHS relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. The Company believes that the programs it manages comply in all material respects with applicable Medicare and Medicaid requirements.

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the prospective payment system ("PPS") using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be DPUs and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered. At August 31, 1997, of the 291 mental health treatment programs managed by the Company, 197 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare. Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The new regulations establish a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation services to $10,547 and $19,250, respectively, subject to adjustments based on market indices and on costs for other similar units. There can be no assurance that such limitation will not result in the decline of amounts reimbursed to the Company's client hospital and will not have an adverse effect on the business, operations and financial condition of the Company.

         Qualified outpatient rehabilitation services are exempt from PPS. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from PPS, generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under PPS and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, recordkeeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a cost-based reimbursement system. As of August 31, 1997, 17 of the Company's managed physical rehabilitation programs were exempt from PPS. The remaining program will apply for exemption as soon as it is eligible. A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and thus have a material adverse effect on the business, operations and financial results of the Company.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or all of its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 1997, the Company refunded approximately $219,294 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation could adversely affect the Company. Numerous amendments have recently been made to the regulations promulgated under the Medicare statutes effective October 1, 1997. These amendments affect, among other things, Medicare reimbursement to psychiatric and rehabilitation distinct units in hospitals by imposing ceilings on reimbursable amounts, and could have a material adverse effect on the business, operations and financial results of the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

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

         Medicare regulations limit reimbursement for mental health, physical rehabilitation and other health care charges paid to related parties. A party is considered "related" to a provider if it is deemed to be controlled by the provider. One test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company believes that it does not receive sufficient revenues from any customer, including Columbia/HCA, that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with Columbia/HCA or any other client.

         Federal law contains certain provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, these provisions state that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. The Company and its client hospitals have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

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

       The Medicare and Medicaid anti-kickback statute, 42 U.S.C. sec.
1320a-7b, prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors.

         Under a significant number of its management contracts, the Company receives a variable fee related in part to average daily patient census of the mental health or physical rehabilitation program. In addition, the Company has entered into agreements with physicians to serve as medical directors at the mental health and physical rehabilitation programs and facilities managed by the Company, which generally provide for payments to such persons by the Company as compensation for their administrative services. These medical directors also generally provide professional services at such programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between health care providers andreferral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between the Company and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company's activities will not be challenged by regulatory authorities.

         The Omnibus Budget Reconciliation Act of 1993 contains provisions ("Stark II") prohibiting physicians from referring Medicare and Medicaid patients to an entity with which the physician has a "financial relationship" for the furnishing of a list of "designated health services" including physical therapy, occupational therapy, home health services, and others. If a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties.

         Other provisions in the Social Security Act authorize other penalties, including exclusion from participation in Medicare and Medicaid, for various billing-related offenses. HHS can also initiate permissive exclusion actions for such improper billing practices as submitting claims "substantially in excess" of the provider's usual costs or charges, failure to disclose ownership and officers, or failure to disclose subcontractors and suppliers. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities.

         Additionally, the Health Insurance Portability and Accountability Act of 1996 granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The recently-enacted Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

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

         LICENSING REQUIREMENTS

         Certain of the services provided by Florida PPS and Acorn may be subject to certain licensing requirements in some states. Neither Florida PPS nor Acorn hold any licenses in states other than Florida and Pennsylvania, respectively. If the business operations of such entities are determined to require licenses in other states, then obtaining such licenses or the inability to obtain such licenses could adversely affect the business operations of such entities. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

EMPLOYEES

         At August 31, 1997, the Company employed 1,208 people, including 974 full-time employees, 197 part-time employees, and 37 temporary employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 1997, the Company had administrative services contracts with 251 physicians to serve as medical directors for the clinical programs managed by the Company.

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

ITEM 2.  PROPERTIES

         In September 1996, the Company leased a building consisting of approximately 40,000 square feet for its National Support Center in Lewisville, Texas under a lease term expiring on September 26, 2001. In addition, at August 31, 1997 the Company leased an aggregate of 11,058 square feet of space for four regional offices in the Boston, Chicago, Los Angeles and Tampa metropolitan areas, with lease terms expiring from May 1998 to August 2000. Except for one partial hospitalization program operating in approximately 3,150 square feet of space, the space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

         The Company leases approximately 13,665 square feet of office space in the Tampa metropolitan area with lease terms expiring from June 1998 to October 2002 for the operations of Florida PPS.

         Resulting from the acquisition of Acorn Behavioral HealthCare Management Corporation, effective October 31, 1997 the Company leases 12,835 square feet of office space in the Philadelphia metropolitan area with a lease term expiring on October 31, 1999.




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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


A Special Meeting of Stockholders of the Company was held on August 11, 1997. At the Special Meeting of Stockholders, the stockholders approved the issuance by the Company of up to 1,400,000 shares of the Company's Common Stock in exchange for all of the outstanding shares of common stock of Specialty, pursuant to a Share Exchange Reorganization Agreement dated as of April 25, 1997, as amended by amendment dated as of July 2, 1997, by and among the Company, Specialty and the stockholders of Specialty (the "Exchange Agreement"). At the meeting, a total of 4,004,205 votes were cast for this proposal, a total of 4,673 votes were cast against this proposal, a total of 5,419 shares abstained from voting on this proposal, and there were a total of 480,102 broker non-votes with respect to this proposal. As a reslt of the adoption of this proposal, upon closing under the Exchange Agreement Specialty became a wholly-owned subsidiary of the Company.

         At the Special Meeting of Stockholders, the stockholders also approved an amendment to the Certificate of Incorporation of the Company to change its corporate name to "Horizon Health Corporation." At the meeting, a total of 4,450,531 votes were cast for this proposal, a total of 1,635 votes were cast against this proposal, a total of 937 shares abstained from voting on this proposal, and there were a total of 41,296 broker non-votes with respect to this proposal.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to General Instructions G(3) of Form 10-K, set forth below is certain information regarding the executive officers of the Company:

   NAME                   AGE                   POSITION
   ----                   ---                   --------
   James Ken Newman......  53      Chief Executive Officer and Chairman of
                                      the Board of Directors
   Robert A. Lefton......  41      President and Chief Operating Officer
   James W. McAtee.......  52      Executive Vice President -- Finance &
                                      Administration, Chief Financial Officer,
                                      Treasurer and Secretary; Director
   Gary A. Kagan.........  46      Executive Vice President -- Development
   John F. DeVaney.......  45      Senior Vice President -- Rehab Operations


         James Ken Newman has been the Chief Executive Officer of the Company since July 1989 and Chairman since February 1992. From July 1989 until September 1997, he served as President of the Company. Mr. Newman currently serves as a director of United Dental Care, Inc. and Telecare Corporation.

         Robert A. Lefton has been President and Chief Operating Officer since September 1, 1997. He formerly served as Executive Vice President, Operations from September 1996 to August 1997. He was a Senior Regional Vice President of the Company from March 1995 until September 1996. He served as a Regional Vice President of the Company from November 1991 to March 1995.

         James W. McAtee has been Executive Vice President -- Finance & Administration of the Company since February 1992 and Chief Financial Officer, Treasurer and Secretary of the Company since September 1990. He has been a director of the Company since July 1995. He was a Senior Vice President of the Company from September 1990 to February 1992.

         Gary A. Kagan has been Executive Vice President -- Development of the Company since January 1992. From April 1990 to December 1991, he served as President of the subsidiary of the Company engaged in the contract management business.

         John F. DeVaney has been Senior Vice President -- Rehab Operations since September 1997 in charge of the physical rehabilitation contract management business of the Company. From September 1996 to August 1997 he was an Executive Vice President, Operations of the Company. He was a Senior Regional Vice President of the Company from August 1994 until September 1996. He served as a Regional Vice President of the Company from September 1992 to August 1994.

         Officers of the Company are elected by the Board of Directors of the Company and serve at the pleasure of the Board of Directors until their respective successors are elected and qualified.

PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company completed an initial public offering of its Common Stock in March 1995. The Common Stock of the Company was originally listed on the American Stock Exchange and was traded under the symbol "HMH". On May 7, 1996, the Common Stock of the Company began trading on the Nasdaq National Market under the symbol "HMHM". On August 12, 1997, the Nasdaq trading symbol for the Company was changed to "HORC" following the change of its corporate name from Horizon Mental Health Management, Inc.

         The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the American Stock Exchange or the Nasdaq National Market, as applicable, for the periods indicated:

                                                                    High                   Low

FISCAL YEAR ENDED AUGUST 31, 1996(1):
   September 1, 1995 -- November 30, 1995.........................  $12.67               $ 9.50
   December 1, 1995 -- February 29, 1996..........................   12.67                10.67
   March   1,   1996  --  May  31,   1996.........................   15.00                12.75
   June 1, 1996 -- August 31, 1996................................   19.50                14.17

FISCAL YEAR ENDED AUGUST 31, 1997(1):
   September 1, 1996 -- November 30, 1996.........................   18.67                14.67
   December 1, 1996 -- February 28, 1997..........................   19.67                16.33
   March 1, 1997 -- May 31, 1997..................................   20.00                15.38
   June 1, 1997 -- August 31, 1997................................   26.12                18.00

(1) Adjusted to reflect three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

         The reported last sale price per share of the Common Stock as reported by the Nasdaq National Market on November 18, 1997 was $23.375. As of November 18, 1997, the Company had 7,000,262 shares of Common Stock outstanding. As of November 18, 1997, there were 43 stockholders of record of the Common Stock of the Company.

         The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain all future earnings for use in the expansion and operation of its business. Future borrowings may limit the Company's ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Pursuant to the Exchange Agreement, the Company issued in the aggregate 1,400,000 shares of the Company's Common Stock to the stockholders of Specialty on August 11, 1997, in consideration for all of the outstanding shares of common stock of Specialty. The nature of the transaction consummated under the Exchange Agreement was a tax-free "reorganization" within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended, with the result that Specialty became a wholly-owned subsidiary of the Company and, based upon the number of shares of Common Stock of the Company issued and outstanding on July 7, 1997, the Specialty stockholders held approximately 20.1% of the total issued and outstanding shares of the Company's Common Stock immediately after the exchange (approximately 17.4% on a fully-diluted basis).

In connection with the offer and sale of its securities pursuant to the Exchange Agreement, the Company relied upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). Such exemption was available to the Company because, among other things, of the limited number of offerees (8 total Specialty stockholders), no general solicitation or advertising was undertaken by the Company, each of the offerees were provided with adequate information regarding the Company, its Common Stock and the exchange transaction, and the Company exercised reasonable care to assure that the Specialty stockholders were not underwriters, within the meaning of Section 2(11) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

         The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1995, 1996 and 1997, and at August 31, 1996 and August 31, 1997, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1993 and 1994, and at August 31, 1993, 1994 and 1995, are derived from the audited consolidated financial statements of the Company not included herein. Effective August 11, 1997, Horizon acquired Specialty in a share exchange transaction with the stockholders of Specialty which was accounted for as a pooling of interests. The Consolidated Financial Statements of the Company give effect to the Specialty exchange by combining (a) the financial statements of Horizon for the years ended August 31, 1995 and 1996 with the financial statements of Specialty for the years ended December 31, 1995 and 1996 and (b) the results of operations of Horizon for the year ended August 31, 1997 with the results of operations of Specialty for the twelve month period ended August 31, 1997, in each case on a pooling of interests basis. Specialty was a division of National Medical Enterprises, Inc. during the year ended December 31, 1994. The operations of Specialty for the four month period ended December 31, 1996 resulting in net revenues and net income of $10.8 million and $849,000, respectively, have been included in the restated statement of operations for both the year ended August 31, 1996 and the year ended August 31, 1997. The effect of including Specialty's net income for the four months in both periods is eliminated in stockholders' equity in the Consolidated Financial Statements of the Company. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                         FISCAL YEAR ENDED AUGUST  31,
                                             -------------------------------------------------------------------------------
                                                  1993           1994(1)           1995(1)              1996           1997
                                                  ----           ------            ------               ----           ----
                                                                     (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues ............ $  20,960         $  24,962         $  68,721         $  95,244      $ 102,263
Other(2) ................................... $   7,770             5,297               634               995          7,004
                                             ---------         ---------         ---------         ---------      ---------
       Total Revenues ......................    28,730            30,259            69,355            96,239        109,267
Operating expenses:
   Salaries and benefits ...................    16,031            16,814            40,083            55,810         60,048
   Purchased services ......................     4,398             4,731            10,794            13,880         16,466
   Provision for bad debts .................       359               312             1,680             1,435          3,034
Other ......................................     5,703             5,745             9,189            11,848         12,796
   Depreciation and amortization ...........       585               560             1,133             1,812          2,201
   Merger expenses .........................        --                --                --                --          3,528
                                             ---------         ---------         ---------         ---------      ---------

Operating income ...........................     1,654             2,097             6,476            11,454         11,194
Interest and other income (expense), net ...    (1,111)           (1,005)           (1,003)              (67)           120
                                             ---------         ---------         ---------         ---------      ---------

Income before income taxes .................       543             1,092             5,473            11,387         11,314
Income tax expense (benefit) ...............        44               (20)            1,695             4,609          4,518
                                             ---------         ---------         ---------         ---------      ---------
Income before equity in net earnings of
 Horizon LLC and minority interest .........       499             1,112             3,778             6,778          6,796
Equity in net earnings of Horizon LLC ......        --               364             1,568                --             --
                                             ---------         ---------         ---------         ---------      ---------
Minority interest ..........................        --                --                --                (2)          (140)
                                             ---------         ---------         ---------         ---------      ---------
Net income ................................. $     499         $   1,476         $   5,346         $   6,776      $   6,656
                                             =========         =========         =========         =========      =========
Net income per common share (3) ............ $    0.13         $    0.35         $    0.85         $    0.86      $    0.83
                                             =========         =========         =========         =========      =========
Weighted average common shares and
  common equivalent shares
  outstanding (3) ..........................     3,738             4,184             6,308 (4)         7,872 (4)      8,062 (4)
                                             =========         =========         =========         =========      =========
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments ............ $   1,633         $   2,144         $   3,249         $   8,346      $   5,517
Working capital ............................     1,950               162             4,394             8,751          5,064
Intangible assets (net) (5) ................     8,031             7,676            14,998            19,887         26,005
Total assets ...............................    14,216            15,079            33,587            45,214         48,728
Total debt .................................    13,732            12,121             3,216             3,576             --
Stockholders' equity (deficit) .............    (2,936)           (1,434)           17,225            25,149         31,682


                                            AUG.31, NOV.30, FEB.29, MAY 31, AUG.31, NOV.30, FEB.28, MAY 31,  AUG.31,
                                               1995    1995    1996    1996    1996    1996    1997    1997    1997
                                               ----    ----    ----    ----    ----    ----    ----    ----    ----
STATISTICAL DATA:
Number of Contract Locations (6):
Contract locations in operation ............    146     150     145     162     163     162     162     176     181
Contract locations signed and unopened .....     15      16      13      19      16      22      10      18      14
                                               ----    ----    ----    ----    ----    ----    ----    ----    ----
Total contract locations ...................    161     166     158     181     179     184     172     194     195
                                               ====    ====    ====    ====    ====    ====    ====    ====    ====
SERVICES COVERED BY CONTRACTS (6):
Inpatient ..................................    138     142     137     155     156     152     157     164     166
Partial hospitalization ....................     64      69      70      78      84      84      86     101     104
Outpatient .................................     15      16      18      25      20      29      28      21      24
Home health ................................      1       3       6       7      13      14      13      15      17
CQI+ .......................................     46      48      55      60      64      67      71      78      86
TYPES OF TREATMENT PROGRAMS (6):
Geropsychiatric ............................    102     111     117     125     144     145     153     183     197
Adult psychiatric ..........................     81      84      81      87      82      83      80      74      75
Substance abuse ............................      9       9       9      24      20      22      21      16      10
Other mental health ........................      2       2       2       6       5       7       8       4       9
Physical rehabilitation ....................     23      24      22      23      22      22      22      22      20

--------------

(1) Effective August 1, 1994, the Company and Mental Health Management, Inc. ("MHM") formed Horizon Mental Health Management Company, L.L.C., a Delaware limited liability company ("Horizon LLC"). Horizon LLC assumed management responsibility for all of the then existing management contracts of the Company and MHM. Certain provisions of the limited liability company agreement which required the consent of MHM for certain transactions prevented the Company from having the ability to control Horizon LLC under generally accepted accounting principles and therefore Horizon LLC was not consolidated with Horizon for accounting purposes through February 28, 1995. As a result, the revenues and expenses of Horizon LLC for the period August 1, 1994 through February 28, 1995 are not included in the revenues and expenses of the Company; instead, for such periods the Company accounted for its investment in Horizon LLC by the equity method and reflected its share of Horizon LLC's net income for the period in question as "Equity in Net Earnings of Horizon LLC." Effective with the acquisition of the minority interest in Horizon LLC of MHM on March 20, 1995, the MHM contracts were assigned to the Company and Horizon LLC became a wholly owned subsidiary of Horizon. Horizon LLC was consolidated with the Company effective March 1, 1995. The Company's share of Horizon LLC's net earnings was $364,000 through August 31, 1994 and $1,567,720 from September 1, 1994 through February 28, 1995. The Horizon LLC agreement stipulated that MHM, as a member of Horizon LLC, would be allocated the first $1,750,000 of Horizon LLC net earnings in each of the fiscal years ending August 31, 1995 and 1996. $1,750,000 was allocated to MHM during the six months ended February 28, 1995.

(2) Other revenues for the fiscal years ended August 31, 1993, 1994, 1995 and 1996 consist primarily of revenues earned from a psychiatric hospital formerly operated by the Company, patient services and physician contract management fees, or subsequent adjustments for Medicare settlements recognized during the respective period. The Company subleased the operations of the hospital to a third party effective July 31, 1994. For fiscal 1997, other revenues consisted of revenues from mental health services and employee assistance programs conducted through Florida PPS.

(3) Adjusted to reflect a three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

(4) Adjusted for the Specialty transaction based on historical share amounts, converting each outstanding share of Specialty Common Stock into 147.4616 shares of Horizon Common Stock.

(5) The Company recorded additional goodwill of $4,498,038 and $714,672 and additional management contract values of $507,948 and $141,066, as a result of the acquisitions on March 15, 1997 of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), and Clay Care, Inc.,a Texas corporation ("Clay Care"), respectively. On August 1, 1996, the Company purchased 80% of the outstanding common stock of Florida PPS. Due to this purchase, $3,298,885 was recorded as goodwill during 1996 and 1997. On April 1, 1996, the Company purchased all of the outstanding capital stock of the Parkside Company. In connection with this purchase, approximately $1,400,000 was recorded as goodwill and $2,100,000 as management contracts. Effective January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc. Due to this purchase, $120,350 was recorded as goodwill and $1,000,000 as management contracts. On March 20, 1995, $9,683,467 of the net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in Horizon LLC. The purchase transaction eliminated $2,794,715 of MHM's equity interest in Horizon LLC and recognized an increase in intangible assets of $2,355,000 based upon the value of Horizon LLC management contracts. The remaining purchase price of $4,533,752 was recorded as goodwill. The recorded goodwill was increased by $376,639 in March, 1996 based on a final valuation of MHM's minority interest. In each such acquisition, the increase in contract value will be amortized over seven years and the goodwill over forty years.

(6) Represents combined information for both Horizon and Specialty.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company provides contract management of clinical and related services for general acute care hospitals and is currently the leading manager of mental health programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last five years, the Company has increased its management contracts from 43 to a total of 195 as of August 31, 1997, and currently operates in 38 states. Of those management contracts, 177 related to mental health programs and 18 related to physical rehabilitation programs. The 195 management contracts cover 311 various treatment programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at August 31, 1997 provided outcome measurement services at 86 hospital locations.

         The Company's strategy is to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its existing and new client hospitals to include other clinical and related services and programs. A significant challenge in obtaining clinical management contracts from hospitals is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrations, its reputation in the industry and its existing relationships with 195 hospitals nationwide provide it with a significant advantage in obtaining new contracts. The Company also believes it has substantial opportunities to cross-sell a broad range of mental health services and physical rehabilitation services to existing client hospitals by marketing and selling its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing and selling its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of management services it offers to hospitals to include the full continuum of mental health services, including mental health outcome measurement services, and physical rehabilitation services and its contracts increasingly provide for multiple services. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services to offer mental health services and employee assistance programs directly to businesses and managed care organizations.

         REVENUES

         The primary factors affecting revenues in any period are the number of management contracts with treatment programs in operation in the period and the number of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community and increasingly cover multiple treatment programs and services. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more mental health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping) in connection with the operations of its programs. As the Company has expanded the breadth of treatment programs it offers to hospitals, it has moved from managing one treatment program under a single contract with a hospital to managing multiple treatment programs under such contract.

         Contracts are frequently renewed prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1995, 1996 and 1997, the Company had successfully retained 74%, 80% and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient volume, a fixed monthly fee or reimbursement for direct program costs plus a fixed fee. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on an inpatient basis will decrease and, as an alternative, the number of patients served on a per diem, episodic or capitated basis will increase in the future.

         Over the past three years, the Company has increased revenues through acquisitions (discussed below) and through internal growth by adding services, price escalators and volume increases at existing contract locations. During that period, the Company has generated a net increase of 20 additional management contracts achieved through its internal sales effort. Of these contracts, 4 were added in fiscal 1995, 11 in fiscal 1996 and 5 in fiscal 1997. In fiscal 1997, the average quarterly year-over-year increase in same site revenues was 7.0%. The Company has increased prices for its contract services over the last three years. This has primarily been due to the increased range of services offered per contract and the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor in the pricing strategy has been the Company's policy of establishing a minimum direct margin threshold for its management contracts. Because the pooling with Specialty occurred on August 11, 1997, fiscal 1997 margins do not reflect the integration or the elimination of Specialty's executive, administrative, accounting and personnel functions and information systems, the closing of two Specialty office facilities and other synergies which management believes should result in improved margins in fiscal 1998.

         The Company's mix of programs has changed over the last three years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs as a percentage of the Company's total mental health programs have increased from approximately 51% to 68% during that period.

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. Under many of its management contracts the Company is obligated to refund all or a portion of its fee if either Medicare denies reimbursement to the client hospital for individual patient treatment or if the fee paid to the Company is denied by Medicare as a reimbursable cost. During the fiscal years ended August 31, 1997 and 1996, the Company refunded approximately $219,294 and $429,849, respectively, of its fees as a result of these denials.

         Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The new regulations establish a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation services to $10,547 and $19,250, respectively, subject to adjustments based on market indices. There can be no assurance that such limitation will not result in the decline in amounts reimbursed to the Company's client hospitals and will not have an adverse effect on the business, operations and financial condition of the Company.

         A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and thus have a material adverse effect on the business, operations and financial results of the Company.


         OPERATING EXPENSES

         The primary factor affecting operating expenses in any period is the number of management contracts with programs in operation in the period. The Company's operating expenses consist primarily of salaries and benefits paid to its therapists and supporting personnel. Each mental health program managed by the Company has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each physical rehabilitation program managed by the Company has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director has a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other personnel are employees of the Company. At August 31, 1997, the Company had an average of five employees per contract location.

         Purchased services includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Operating expenses for the Company's other mental health services and employee assistance programs are comprised of approximately 49% salaries and benefits and approximately 42% purchased services from network providers. Other costs and expenses include items such as marketing costs and expenses, accounting and legal fees and expenses, employee relocation expenses, rent, utility and property taxes.

         ACQUISITIONS

         On October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn for approximately $12.7 million in cash. Acorn provides employee assistance programs and other related services to self-insured employers. See Note 15 to Notes to Consolidated Financial Statements of the Company included elsewhere in this Report.

         On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1995, 1996 and 1997. Included in the Company's financial statements for the fiscal years ended August 31, 1995 and 1996 are the financial results of Specialty for the years ended December 31, 1995 and 1996, respectively. Included in the Company's financial statements for the fiscal year ended August 31, 1997 are the financial results of Specialty for the twelve months ended August 31, 1997.

         As a result, in the Company's financial statements for the fiscal year ended August 31, 1995, the financial results of Specialty are included for twelve months although Specialty, which began operations in January 1995, was only in operation for eight months of the Company's fiscal year. In addition, the financial results of Specialty for the four months of September 1, 1996 through December 31, 1996 are included in the Company's financial statements for both fiscal 1996 and 1997. The operations of Specialty for the four months ended December 31, 1996, resulted in net revenues and net income of $10.8 million and $849,000, respectively. As a result, an adjustment was made to stockholders' equity in the consolidated financial statements of the Company to eliminate the effect of including Specialty's net income for the four months in both periods. Additionally, the consolidated statement of cash flows was adjusted to reflect the cash flows of Specialty for the four months ended December 31, 1996. The treatment of the Specialty acquisition as a pooling of interests resulted in the Company recognizing merger-related expenses of approximately $3,528,000 and an offsetting tax benefit of approximately $1,340,000, which taken together resulted in a one-time charge to earnings of $.27 per share.

Other acquisitions during the last three years have significantly affected the Company's results of operation and financial condition. The Company acquired 39 management contracts from Mental Health Management, Inc. ("MHM") on March 20, 1995, 19 management contracts from Parkside on April 1, 1996 and 23 management contracts with the acquisition of Geriatric and Clay Care on March 15, 1997. In addition, on August 1, 1996 the Company acquired Florida PPS, a company specializing in providing mental health services under capitated contracts, which had approximately $5.7 million in revenues for the year ended August 31, 1997.

         Due to the structure of the acquisition of the 39 management contracts from MHM, the Company reported virtually no revenues or expenses for the six months ended February 28, 1995, other than revenues and expenses of Specialty as restated due to the pooling of interests transaction with Specialty as previously discussed.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended August 31, 1995, 1996 and 1997, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each fiscal year.

                                                                   FISCAL YEAR ENDED AUGUST 31,
                                                                   ----------------------------

                                                                1995            1996           1997
                                                                ----            ----           ----
Revenues:
   Contract management revenues............................     99.1  %         99.0  %        93.6  %
   Other...................................................      0.9             1.0            6.4
                                                               -----           -----          -----
Total revenues............................................     100.0           100.0          100.0

Operating expenses
   Salaries and benefits..................................      57.8            58.0           55.0
   Purchased services.....................................      15.6            14.4           15.1
   Provision for bad debts................................       2.4             1.5            2.8
   Other..................................................      13.2            12.3           11.7
   Depreciation and amortization..........................       1.7             1.9            2.0
   Merger expenses........................................        --              --            3.2
                                                               -----           -----          -----
Total operating expenses..................................      90.7            88.1           89.8
                                                               -----           -----          -----
Operating income..........................................       9.3            11.9           10.2
                                                               -----           -----          -----
Interest and other income (expense), net..................      (1.4)           (0.1)           0.1
                                                               -----           -----          -----

Income before taxes.......................................       7.9            11.8           10.3

Income tax expense........................................       2.5             4.8            4.1
                                                               -----           -----          -----

Income before equity in net earnings of Horizon
   LLC and minority interest..............................       5.4             7.0            6.2

Equity in net earnings of Horizon LLC.....................       2.3              --             --

Minority interest.........................................        --              --            0.1
                                                               -----           -----          -----

Net income................................................       7.7  %          7.0  %         6.1  %
                                                               =====           =====          =====

Number of contracts in operation, end of year.............       146             163            181

             FISCAL YEAR ENDED AUGUST 31, 1997 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996

         Revenue. Revenues for the fiscal year ended August 31, 1997 were $109.3 million representing an increase of $13.0 million, or 13.5%, as compared to revenues of $96.3 million for the prior fiscal year. Approximately $3.0 million (3.1%) of the revenue increase for the year was attributable to a 9.4% increase in the number of contract locations in operation, from a daily average of 156.0 contract locations in operation during the year ended August 31, 1996 to a daily average of 170.7 contract locations in operation during the year ended August 31, 1997. Approximately $4.8 million (5.0%) of the revenue increase resulted from a 7.0% increase in same site revenues on an average quarterly year-over-year basis at contract locations in operation throughout each comparison period, which in the aggregate represented approximately 66.7% of fiscal 1997 revenues. Approximately $5.2 million (5.4%) of the revenue increase resulted from the operations of Florida PPS, of which twelve months of results were included in fiscal 1997 versus one month in fiscal 1996 following its acquisition on August 1, 1996.

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 1997 were $60.0 million representing an increase of $4.2 million, or 7.6%, as compared to salaries and benefits of $55.8 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the year ended August 31, 1997 were $56,821 representing an increase of $3,430 per full time equivalent, or 6.4%, as compared to salary and benefits cost of $53,391 per full time equivalent for the prior fiscal year. The number of full time equivalents for the year ended August 31, 1997 was approximately 1,057, representing an increase of 11.5, or 1.1%, as compared to approximately 1,045 full time equivalents in the prior fiscal year. The increase in the number of full time equivalents of 1.1% was less than the 9.4% increase in the number of contract locations in operation because the contract locations terminated during fiscal 1997 were mature programs which typically employ more personnel per location than the newly signed and acquired contract locations during fiscal 1997.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1997 were $2.2 million representing an increase of $389,000, or 21.5%, as compared to depreciation and amortization expenses of $1.8 million for the prior fiscal year. $277,000 of the increase resulted from additional depreciation and amortization arising from the acquisitions of Florida PPS, Parkside, Geriatric and Clay Care. The remainder of the increase resulted from the depreciation expense associated with the operation of additional contract locations and the equipment and furniture purchased for the Company's new national support center which opened in September 1996.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1997 were $32.3 million representing an increase of $5.1 million, or 18.8%, as compared to other operating expenses of $27.2 million for the previous fiscal year. A major factor in the increase in other operating expense resulted from the 9.4% increase in the number of contract locations in operation for the fiscal year ended August 31, 1997, as compared to the prior fiscal year. $1.7 million of the increase resulted from an increase in bad debt expense due to the write-off of the receivable associated with a contract location which closed on April 30, 1997. Purchased services increased by $2.6 million, of which $1.8 million was due primarily to the inclusion of Florida PPS in the Company's consolidated financial statements for the entire twelve months in fiscal 1997 versus only one month in fiscal 1996 following its acquisition on August 1, 1996.

         Merger Expenses. Merger expenses were $3.5 million for the fiscal year ended August 31, 1997. The Company did not have merger expenses for the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the fiscal year ended August 31, 1997 was $122,000, as compared to net interest expense and other income of negative $66,000 for the prior fiscal year. The increase in interest income was due to the investment of the positive cash flow from earnings.

         Income Tax Expense. Income tax expense for the fiscal year ended August 31, 1997 was $4.5 million representing a decrease of $92,000, or 2.0%, as compared to income tax expense of $4.6 million for the prior fiscal year. The small decrease in income tax expense was largely due to a small decrease in pre-tax earnings.



             FISCAL YEAR ENDED AUGUST 31, 1996 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995

         During the first six months of fiscal 1995, Horizon LLC had management responsibility for substantially all of the management contract business of the Company. Certain provisions of the limited liability company agreement of Horizon LLC required the consent of the other member for certain transactions preventing the Company from having the ability to control Horizon LLC under generally accepted accounting principles, and therefore, Horizon LLC was not consolidated with the Company for accounting purposes. As a result, the revenues and expenses of Horizon LLC for the period August 1, 1994 through February 28, 1995 are not included in the revenues and expenses of the Company; instead, for such periods the Company accounted for its investment in Horizon LLC by the equity method and reflected its share of Horizon LLC's net income for the period in question as "Equity in Net Earnings of Horizon LLC." Therefore, the operating results of the Company for the year ended August 31, 1996, during which all of the management contract business of the Company was consolidated for accounting purposes, has changed materially as compared to the year ended August 31, 1995. The historical financial results of the Company for the year ended August 31, 1995 are of limited value for the purpose of comparison to the results of the Company for the year ended August 31, 1996. In particular the significant increases in revenues and salaries and benefits are primarily due to the consolidation in 1996 of the operations conducted by Horizon LLC for the first six months in the 1995 fiscal year which were not consolidated.

         Revenue. Revenues for the year ended August 31, 1996 were $96.2 million representing an increase of $26.9 million, or 38.8%, as compared to the revenues of $69.3 million for the prior fiscal year.

         Salaries and Benefits. Salaries and benefits expenses for the year ended August 31, 1996 were $55.8 million, representing an increase of $15.7 million, or 39.2%, as compared to salaries and benefits expenses of $40.1 million for the prior fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for the year ended August 31, 1996 were $1.8 million, representing an increase of $679,000, or 60.0% as compared to depreciation and amortization expenses of $1.1 million for the prior fiscal year. $230,000 of this increase resulted from recording a full year of expenses in 1996 of the amortization of goodwill and contract value resulting from the acquisition of 110 contracts from Horizon LLC effective March 1, 1995.

         Other Operating Expenses (Including Purchase Services and Provision for Bad Debts). Other operating expenses for the year ended August 31, 1996 were $27.2 million, representing an increase of $5.5 million, or 25.3%, as compared to other operating expenses of $21.7 million for the prior fiscal year.

         Interest and Other Income (Expense), Net. Interest expense net of interest and other income for the year ended August 31, 1996 was $66,000, representing a decrease of $934,000, or 93.4%, as compared to $1.0 million in net interest expense for the prior fiscal year. This net decrease resulted from a combination of higher interest income earned as a result of an increase in cash from operations and the proceeds of the Company's equity offering in March, 1995.

         Income Tax Expense (Benefit). Income tax expense for the year ended August 31, 1996 was $4.6 million, representing an increase of $2.9 million from $1.7 million for the prior fiscal year. This increase resulted from higher pre-tax earnings and the use of the Company's remaining net operating loss carryforward in the year ended August 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

         Effective September 29, 1995, the Company established with Texas Commerce Bank, N.A. ("TCB") an $11.0 million revolving credit facility which was increased to $14.0 million on October 16, 1997. The purpose of the facility is to provide funds to be used for working capital needs and future acquisitions. The facility is for a three year term with extension provisions. As of August 31, 1997, there were no borrowings outstanding under the revolving credit facility and the Company had the ability to borrow $10.1 million thereunder.

         On October 13, 1997, the Company entered into a commitment letter dated October 8, 1997 (the "Commitment Letter") with TCB and Chase Securities Inc. ("Chase"), under which Chase agreed to act as exclusive advisor and arranger for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility") and TCB committed to provide up to $20.0 million of the facility and to act as administrative agent. The New Credit Facility would consist of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The New Credit Facility will replace the Company's existing $14.0 million revolving credit facility with TCB and it is currently anticipated that the New Credit Facility will be put in place by early December, 1997.

         The following summary of certain material provisions of the Commitment Letter does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Commitment Letter, a copy of which was filed as
Exhibit 10.3 to the Company's Current Report on Form 8-K, dated September 1, 1997 and filed with the Commission on October 21, 1997, and is available from the Company upon request. Because the terms, conditions and covenants of the New Credit Facility are subject to the negotiation, execution and delivery of the definitive loan documents, certain of the actual terms, conditions and covenants thereof may differ from those described below.

         The Company will be the borrower under the New Credit Facility which will be unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility will have a term of three years from closing and the Advance Term Loan Facility will have a term of five years from closing, with drawdowns available for two years. Once a drawdown is made under the Advance Term Loan Facility, the commitment thereunder will be reduced by the amount funded. Each acquisition will require a separate note (the "Acquisition Note") that will provide for quarterly principal payments, beginning at the end of the two-year advance period, based upon a five year amortization schedule. Principal outstanding under the New Credit Facility will bear interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus --%) plus 0% to .50% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Commitment Letter) or the "Eurodollar Rate" plus .75% to 1.50% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company in accordance with the terms of the facility. The Company will incur quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility and unused portion of the Advance Term Loan Facility.

         The Company will be subject to certain covenants under the agreements which will govern the New Credit Facility, including prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $20.0 million during any four consecutive quarterly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the New Credit Facility will require the Company to satisfy certain ongoing financial covenants. The New Credit Facility will be secured by a first lien or first priority security interest in and/or pledge of all of the assets of the Company and of all present and future subsidiaries of the Company.

         Effective September 1996, the Company entered into a lease agreement with a term of five years for a building which had been constructed to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term in September 2001 if either the building is not sold to a third party or the Company does not extend its lease.

         The Company believes that its cash flow from operations, cash of $5.5 million at August 31, 1997 and $14.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including the recently completed Acorn Acquisition of approximately $12.7 million and estimated capital expenditures of $1.2 million. The Company generated $9.3 million in net cash from operations during the year ended August 31, 1997. The Company is likely to require additional capital to fund any further acquisitions.

         On October 31, 1997, the Company acquired all the outstanding capital stock of Acorn for approximately $12.7 million. To fund the acquisition, the Company utilized approximately $1.7 million of existing cash and incurred debt of approximately $11.0 million under the revolving credit facility. The Company believes that its cash flow from operations and the remaining availability under its revolving credit facility will be sufficient for remaining cash requirements in fiscal 1998.

         Horizon acquired Specialty on August 11, 1997. Specialty was a contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. At August 11, 1997, Specialty had 44 management contracts. In the Specialty transaction, 1,400,000 shares of Horizon common stock were issued and exchanged for all outstanding shares of Speciality capital stock. The 1,400,000 shares represented approximately 20.1% of the Company's common stock outstanding after the acquisition. The Company accounted for the transaction as a pooling of interests, which resulted in the Company recognizing merger-related expenses of approximately $3,528,000 and an offsetting tax benefit of approximately $1,341,000, which taken together resulted in a one-time charge to earnings of $.27 per share. Upon the acquisition, the Specialty outstanding bank indebtedness of approximately $3.2 million was paid in full.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric. Geriatric is a contract manager of mental health programs for general acute care hospitals and, at March 15, 1997, had 18 management contracts. The purchase price was approximately $4.6 million, and was paid from existing cash.

         Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care. Clay Care is a contract manager of mental health programs for general acute care hospitals and, at March 15, 1997 had five management contracts. The purchase price was $1.0 million, and was paid from existing cash.

         In July 1996, the Company acquired 80% of the outstanding common stock of Florida PPS. The Company accounted for the acquisition of Florida PPS by the purchase method as required by generally accepted accounting principles. Florida PPS has been consolidated with the Company as of August 1, 1996. Based in Clearwater, Florida, Florida PPS specializes in full risk, capitated managed mental health programs and employee assistance programs. The purchase price for 80% of the outstanding capital stock was approximately $3.3 million, based primarily on a 6.25 multiple of the 1996 pre-tax income of Florida PPS, and was paid from existing cash. In addition, the Company obtained an option to acquire the remaining 20% of the outstanding Florida PPS common stock at a future date. The sellers, constituting all the shareholders of Florida PPS, also obtained the right to put to the Company such shares on certain dates. The option and put prices for the remaining Florida PPS shares are based on a multiple of the pre-tax income of Florida PPS in future years.

         Specialty acquired the assets of National Medical Management Services effective January 1, 1995. In the transaction, Specialty paid approximately $3.95 million in cash and a note of approximately $731,000 payable to NME as payment for the assets. Specialty also issued to NME a warrant to acquire common stock of Specialty, which warrant was subsequently exercised as part of Horizon's acquisition of Specialty in August 1997. The NME promissory note was paid in January 1996. In April, 1996 Specialty acquired The Parkside Company, a contract manager of mental health programs, in a merger in which common stock was issued and approximately $2.6 million was paid in cash which was financed under a bank credit facility.


INFLATION

         The Company's management contracts generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the last three years, inflation has had little effect on the Company's business.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-26 attached hereto, all of which information is incorporated by reference into this Item 8.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 23, 1998 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

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



ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company hereby incorporates into this Item 13 by reference to the Proxy Statement the information required by this Item 13 that will appear in the Proxy Statement under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K





         (a)    (1) Reference is made to the Index to Consolidated Financial
                    Statements appearing at page F-1 of this report.

                (2) Reference is made to the Index to Financial Statement
                    Schedules appearing at page S-1 of this report.

                (3) Exhibits.


       NUMBER          EXHIBIT


         2.1 - Stock Purchase Agreement, dated October 20, 1997, among the Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

         3.1 - Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

         3.2 - Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 ("Amendment No. 2") to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314) (the "Form S-1").

         4.1 - Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August
                  11, 1997).

         4.2 - Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

       10.1 - Lease dated as of December 15, 1990 between Charter Hospital of Fort Collins, Inc. and HHG Colorado, Inc. (incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1).

       10.2 - Sublease Agreement dated as of July 31, 1997 between HHG Colorado, Inc. and MHM of Colorado, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1).

       10.3 - Employment Agreement dated as of August 21, 1990 between Horizon Health Management Company, Inc. and Gary A. Kagan (incorporated herein by reference to Exhibit 10.44 to the Company's Form S-1).

       10.4 - Letter dated November 23, 1992 between Horizon Mental Health Services, Inc. and Robert A. Lefton regarding severance arrangements (incorporated herein by reference to Exhibit 10.45 to the Company's Form S-1).

       10.5 - Agreed Permanent Injunction and Final Judgment dated December 8, 1994 (incorporated herein by reference to Exhibit 10.32 to the Company's Form S-1).

       10.6 - Loan Agreement dated September 29, 1995 among Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National Association (incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

       10.7 - First Amendment to Loan Agreement dated as of December 20, 1995 among Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National Association ("TCB") (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 as filed with the Commission on January 16, 1996 (the "November 1995 Form 10-Q")).

       10.8 - Fifth Amendment to Loan Agreement, by and among TCB, the Company, Horizon Mental Health Management, Inc. and Mental Health Outcomes, Inc., dated as of October 16, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

       10.9 - Amended and Restated Revolving Credit Note, dated October 16, 1997, made by the Company, Horizon Mental Health Management, Inc. and Mental Health Outcomes, Inc. in the principal sum of up to $14,000,000 and payable to TCB (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 1, 1997).

       10.10 - Horizon Health Corporation Senior Secured Credit Facility Commitment Letter, dated as of October 8, 1997, among the Company, TCB and Chase Securities, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 1, 1997).

       10.11 - Letter Loan Agreement dated December 20, 1995 among North Central Development Company, as borrower, TCB, as lender, and Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, and Mental Health Outcomes, Inc., a Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the November 1995 Form 10-Q).

       10.12 - Lease Agreement dated as of December 20, 1995 between North Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

       10.13 - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

       10.14 - Horizon Mental Health Management, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

       10.15 - Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

       10.16 - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

       10.17 - Amendments to 1995 Stock Option Plan and 1995 First Amended and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

       10.18 - Horizon Mental Health Management Bonus Plan Fiscal 1996 (incorporated herein by reference to Exhibit 10.13 to the November 1995 Form 10-Q).

       10.19 - Horizon Mental Health Management Bonus Plan Fiscal 1997 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1996 (the "1996 Form 10-K/A")).

       10.20 - Horizon Mental Health Management Contingent Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

       10.21  - Horizon Health Corporation Bonus Plan Fiscal 1998
                (filed herewith).

       10.22 - Stock Purchase Agreement among Horizon Mental Health Management, Inc., as purchaser, and Joseph R. Bona, M.D., Nancy J. Simons, Ph.D., John G. Toms, Ph.D., William H. Kale, Ph.D., and David E. Stenmark, Ph.D. as sellers, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's 1996
                Form 10-K/A).

       10.23 - Amendment dated February 10, 1997 between the Company and the stockholders of Florida Professional Psychological Services, Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, as filed with the Commission on March 31, 1997 (the "February 1997 Form 10-Q)).

       10.24 - Stock Purchase Agreement dated as of February 24, 1997, among the Company and Geriatric Medical Care, Inc. and its stockholders, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's February 1997 Form 10-Q).

       10.25 - Share Exchange Reorganization Agreement dated as of April 25, 1997, among the Company, Howard B. Finkel, John Harrison, Larry Reiff, Argentum Capital Partners, L.P., Denise Dailey, Ken Dorman, G. Phillip Woellner, and Michael S. McCarthy, and Specialty Healthcare Management, Inc., as amended by a First Amendment to Share Exchange Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special Meeting of Stockholders of the Company to be held on August 11, 1997).

       10.26 - Post-Closing Escrow Agreement dated August 11, 1997 between the Company and Howard B. Finkel, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 11, 1997).

       10.27 - Registration Rights Agreement dated August 11, 1997, between the Company and Howard B. Finkel, et al. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 11, 1997).

       10.28 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

       11.1 - Statement Regarding Computation of Per Share Earnings (filed herewith).

       21.1  - List of Subsidiaries of the Company (filed herewith).

       23.1  - Consent of Price Waterhouse LLP (filed herewith).

       27.1  - Financial Data Schedule (incorporated herein by reference to
               Exhibit 27.1 to the Company's Registration Statement on Form S-3 filed with the Commission on October 21, 1997 (Registration No. 333-38421)).


       (b) The Company filed the following report on Form 8-K during the last quarter of the period covered by this report:

            Current Report on Form 8-K dated August 11, 1997 and filed with the Commission on August 25, 1997, which included Item 2 relating to the acquisition of Specialty and Item 5 relating to the change of the Company's corporate name and trading symbol and the election of two additional directors and a new President of the Company. Unaudited Pro Forma Condensed Combined Financial Statements of the Company and Specialty and Consolidated Financial Statements of Specialty were filed with such Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 21, 1997
                               HORIZON HEALTH CORPORATION



                               BY:   /s/ JAMES KEN NEWMAN
                                  ----------------------------------
                                         JAMES KEN NEWMAN
                               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        SIGNATURE                     CAPACITY                             DATE
        ---------                     --------                             ----

 /s/  JAMES KEN NEWMAN
----------------------------  Director, Chairman of the Board and     November 21, 1997
      James Ken Newman        Chief Executive Officer
                              (Principal Executive Officer)

 /s/  JAMES W. MCATEE
----------------------------  Director, Executive Vice President,     November 21, 1997
      James W. McAtee         Finance & Administration,
                              Chief Financial Officer and Treasurer
                              (Principal Financial Officer)

 /s/  CLIFF W. GARDNER
----------------------------  Vice President--Controller,             November 21, 1997
      Cliff W. Gardner        (Principal Accounting Officer)

 /s/  JACK R. ANDERSON
----------------------------  Director                                November 21, 1997
      Jack R. Anderson

 /s/  GEORGE E. BELLO
----------------------------  Director                                November 21, 1997
      George E. Bello

/s/ WILLIAM H. LONGFIELD
----------------------------  Director                                November 21, 1997
    William H. Longfield

 /s/  JAMES E. BUNCHER
----------------------------  Director                                November 21, 1997
      James E. Buncher

 /s/  DONALD E. STEEN
----------------------------  Director                                November 21, 1997
      Donald E. Steen

 /s/  HOWARD B. FINKEL
----------------------------  Director                                November 21, 1997
      Howard B. Finkel


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Accountants...............................................F-2

Consolidated Balance Sheets at August 31, 1996 and 1997.........................F-3

Consolidated Statements of Income
  For the Years Ended August 31, 1995, 1996, and 1997...........................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  For the Years Ended August 31, 1995, 1996, and 1997...........................F-5

Consolidated Statements of Cash Flows
  For the Years Ended August 31, 1995, 1996, and 1997...........................F-6

Notes to Consolidated Financial Statements......................................F-7



                       REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
and Stockholders of
Horizon Health Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP


Dallas, Texas
October 13, 1997

                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      AUGUST 31,
                                                              --------------------------
                                                                 1996           1997
                                                              -----------    -----------
CURRENT ASSETS:
  Cash and short-term investments...........................  $ 8,346,373    $ 5,516,575
  Accounts receivable less allowance for uncollectible
    accounts of $2,387,622 and $1,357,423 at August 31, 1996
    and 1997, respectively..................................   12,720,429     11,995,254
  Receivable from employees.................................       89,126         63,303
  Prepaid expenses and supplies.............................      173,131        182,208
  Income taxes receivable...................................       96,210        951,256
  Other receivables.........................................       89,383         51,877
  Other current assets......................................       71,940        170,154
  Current deferred taxes....................................    2,116,582      1,687,512
                                                              -----------    -----------
         TOTAL CURRENT ASSETS...............................   23,703,174     20,618,139
                                                              -----------    -----------
PROPERTY AND EQUIPMENT:
  Equipment.................................................    2,704,225      3,694,717
  Building improvements.....................................      109,467        255,406
                                                              -----------    -----------
                                                                2,813,692      3,950,123
  Less accumulated depreciation.............................    1,729,440      2,208,083
                                                              -----------    -----------
                                                                1,084,252      1,742,040
Restricted cash.............................................      344,404             --
Goodwill, net of accumulated amortization of $1,564,195 and
  $2,078,177 at August 31, 1996 and 1997, respectively......   15,330,555     21,553,594
Management contracts, net of accumulated amortization of
  $1,991,093 and $2,744,666 at August 31, 1996 and 1997,
  respectively..............................................    4,555,985      4,451,426
Other assets................................................      195,630        363,208
                                                              -----------    -----------
         TOTAL ASSETS.......................................  $45,214,000    $48,728,407
                                                              ===========    ===========
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 2,687,805    $ 1,747,393
  Employee compensation and benefits........................    5,276,659      6,233,477
  Income taxes payable......................................       84,942             --
  Accrued expenses (Note 5).................................    5,721,827      7,572,929
  Payable to Health Insurance Program.......................      661,248             --
  Current debt maturities...................................      519,600             --
                                                              -----------    -----------
         TOTAL CURRENT LIABILITIES..........................   14,952,081     15,553,799
  Other liabilities.........................................      724,511        355,803
  Long-term debt, net of current debt maturities............    3,056,714             --
  Deferred income taxes.....................................    1,322,635        987,704
                                                              -----------    -----------
         TOTAL LIABILITIES..................................   20,055,941     16,897,306
                                                              -----------    -----------
Commitments and contingencies (Note 9)
Minority interest...........................................        8,755        148,648
STOCKHOLDERS' EQUITY:
  Preferred stock, $.10 par value, authorized 500,000
    shares; none issued or outstanding......................           --             --
  Common stock, $.01 par value, 10,000,000 and 40,000,000
    shares authorized at August 31, 1996 and 1997,
    respectively; 6,702,305 shares issued and 6,696,849
    shares outstanding at August 31, 1996 and 6,966,762
    shares issued and outstanding at August 31, 1997........       67,023         69,668
  Additional paid-in capital................................   16,046,163     16,739,425
  Retained earnings.........................................    9,066,399     14,873,360
  Deferred compensation.....................................      (25,000)            --
  Treasury stock, at cost...................................       (5,281)            --
                                                              -----------    -----------
                                                               25,149,304     31,682,453
                                                              -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $45,214,000    $48,728,407
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                            FOR THE YEARS ENDED AUGUST 31,
                                                      ------------------------------------------
                                                         1995           1996            1997
                                                      -----------    -----------    ------------
REVENUES:
  Contract management revenue.......................  $68,720,645    $95,244,454    $102,263,283
  Other.............................................      634,238        994,512       7,003,512
                                                      -----------    -----------    ------------
          Total revenues............................   69,354,883     96,238,966     109,266,795
                                                      -----------    -----------    ------------
EXPENSES:
  Salaries and benefits.............................   40,083,239     55,809,614      60,048,345
  Purchased services................................   10,794,068     13,880,426      16,466,115
  Provision for bad debts...........................    1,680,396      1,435,049       3,033,693
  Other.............................................    9,188,828     11,848,384      12,795,910
  Depreciation and amortization.....................    1,132,604      1,811,790       2,201,450
  Merger expenses (Note 3)..........................           --             --       3,527,671
                                                      -----------    -----------    ------------
  Operating expenses................................   62,879,135     84,785,263      98,073,184
                                                      -----------    -----------    ------------
Operating Income....................................    6,475,748     11,453,703      11,193,611
                                                      -----------    -----------    ------------
Other income (expense)
  Interest expense -- related party.................   (1,190,680)       (24,298)             --
  Interest expense -- other.........................     (221,439)      (395,123)       (402,003)
  Interest income and other.........................      409,047        353,231         523,877
  Loss on sale of equipment.........................           --             --          (1,888)
                                                      -----------    -----------    ------------
Income before income taxes..........................    5,472,676     11,387,513      11,313,597
Income tax expense..................................    1,694,534      4,609,360       4,517,688
                                                      -----------    -----------    ------------
Income before equity in net earnings of Horizon LLC
  and minority interest.............................    3,778,142      6,778,153       6,795,909
Equity in net earnings of Horizon LLC...............    1,567,720             --              --
Minority interest...................................           --         (2,397)       (139,893)
                                                      -----------    -----------    ------------
Net income..........................................  $ 5,345,862    $ 6,775,756    $  6,656,016
                                                      ===========    ===========    ============
Earnings per common share:
  Net income per common share.......................  $      0.85    $      0.86    $       0.83
                                                      ===========    ===========    ============
Weighted average common shares and common equivalent
  shares outstanding................................    6,307,633      7,872,251       8,061,879
                                                      ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

                                       COMMON SHARES      ADDITIONAL     RETAINED
                                    -------------------     PAID-IN      EARNINGS       DEFERRED        TREASURY
                                     SHARES     AMOUNT      CAPITAL      (DEFICIT)    COMPENSATION   STOCK, AT COST      TOTAL
                                    ---------   -------   -----------   -----------   ------------   --------------   -----------
Balance at August 31, 1994........  3,565,680   $35,657   $ 1,586,359   $(3,055,219)    $     --        $    --       $(1,433,203)
  Net income......................         --       --             --     5,345,862           --             --         5,345,862
  Initial public offering.........  2,100,000   21,000     11,978,528            --           --             --        11,999,528
  Issuance of shares in
    conjunction with purchase of
    the net assets of NMMS........    530,419    5,304        883,700            --           --             --           889,004
  Issuance of warrants in
    conjunction with purchase.....         --       --        389,350            --           --             --           389,350
  Sale of common shares...........      5,456       55         24,610            --           --             --            24,665
  Acquisition of treasury
    shares........................     (5,456)      --             --            --           --         (5,281)           (5,281)
  Notes receivable for purchase of
    shares........................         --       --        (75,000)           --           --             --           (75,000)
  Deferred compensation for
    issuance of stock.............         --       --             --            --      (75,000)            --           (75,000)
  Amortization of deferred
    compensation..................         --       --             --            --       25,000             --            25,000
  Tax benefit associated with
    stock options.................         --       --          2,313            --           --             --             2,313
  Exercise of stock options.......    118,575    1,186        120,249            --           --             --           121,435
  Sale of rights to purchase
    options.......................         --       --         16,750            --           --             --            16,750
                                    ---------   -------   -----------   -----------     --------        -------       -----------
Balance at August 31, 1995........  6,314,674   63,202     14,926,859     2,290,643      (50,000)        (5,281)       17,225,423
  Net income......................         --       --             --     6,775,756           --             --         6,775,756
  Sale of common shares...........     55,298      553         59,446            --           --             --            59,999
  Issuance of shares in
    conjunction with purchase of
    the Parkside Company..........    192,437    1,924        868,076            --           --             --           870,000
  Payments on notes receivable....         --       --         50,000            --           --             --            50,000
  Amortization of deferred
    compensation..................         --       --             --            --       25,000             --            25,000
  Tax benefit associated with
    stock options.................         --       --         37,717            --           --             --            37,717
  Exercise of stock options.......    134,440    1,344        104,065            --           --             --           105,409
                                    ---------   -------   -----------   -----------     --------        -------       -----------
Balance at August 31, 1996........  6,696,849   67,023     16,046,163     9,066,399      (25,000)        (5,281)       25,149,304
  Net income......................         --       --             --     6,656,016           --             --         6,656,016
  Adjustment applicable to
    transition period (Note 3)....         --       --             --      (849,055)          --             --          (849,055)
  Amortization of deferred
    compensation..................         --       --             --            --       25,000             --            25,000
  Retirement of treasury shares...         --      (55)        (5,226)           --           --          5,281                --
  Payment on note receivable......         --       --         25,000            --           --             --            25,000
  Exercise of warrants............    179,178    1,793         (1,793)           --           --             --                --
  Tax benefit associated with
    stock options.................         --       --        511,949            --           --             --           511,949
  Exercise of stock options.......     90,735      907        163,332            --           --             --           164,239
                                    ---------   -------   -----------   -----------     --------        -------       -----------
Balance at August 31, 1997........  6,966,762   $69,668   $16,739,425   $14,873,360     $     --        $    --       $31,682,453
                                    =========   =======   ===========   ===========     ========        =======       ===========

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1995, 1996 AND 1997

                                                                  1995          1996          1997
                                                              ------------   -----------   -----------
Operating Activities:
  Net income................................................  $  5,345,862   $ 6,775,756   $ 6,656,016
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................     1,132,604     1,811,790     2,201,450
    Loss on sale of equipment...............................            --            --         1,888
    Minority interest.......................................            --         2,397       139,893
    Horizon LLC investment income...........................    (1,567,720)           --            --
    Deferred income taxes...................................        84,230         9,909        94,139
    Non-cash expenses.......................................       535,000        25,000        25,000
  Changes in net assets and liabilities:
    Decrease (increase) in restricted cash..................      (582,689)     (205,857)      218,606
    Decrease (increase) in accounts receivable..............     4,832,797    (1,307,286)    1,143,322
    Decrease (increase) in other receivables................      (118,035)      285,346       264,589
    Decrease (increase) in prepaid expenses and supplies....       483,751       (80,875)     (599,553)
    Decrease (increase) in other assets.....................       171,329      (127,188)     (144,101)
    Increase in accounts payable, accrued expenses, and
      other liabilities.....................................     1,922,276     1,450,473     1,031,381
    Increase (decrease) in income taxes payable.............            --        75,344      (272,649)
    Decrease in payable to health insurance program.........    (1,126,208)           --      (661,248)
    Increase (decrease) in other liabilities................       243,423       151,872      (749,532)
                                                              ------------   -----------   -----------
Net cash provided by operating activities...................    11,356,620     8,866,681     9,349,201
                                                              ------------   -----------   -----------
Investing Activities:
  Purchase of property and equipment........................      (621,201)     (393,703)   (1,412,441)
  Proceeds from sale of equipment...........................            --            --        13,485
  Payment for purchase of minority interest in Horizon LLC,
    net of cash acquired....................................    (9,196,249)           --            --
  Cash contributed to Horizon LLC...........................      (620,000)           --            --
  Increase in goodwill and management contracts.............       (37,916)     (123,222)           --
  Payment for purchase of the Parkside Company, net of cash
    acquired................................................            --    (2,600,000)           --
  Payment for purchase of net assets of National Medical
    Management Services.....................................    (3,946,849)     (302,817)           --
  Payment for purchase of Professional Psychological
    Services, Inc., net of cash acquired....................            --      (786,767)   (1,898,230)
  Payment for purchase of Clay Care, Inc., net of cash
    acquired................................................            --            --      (913,634)
  Payment for purchase of Geriatric Medical Care, Inc., net
    of cash acquired........................................            --            --    (4,577,970)
                                                              ------------   -----------   -----------
Net cash used in investing activities.......................   (14,422,215)   (4,206,509)   (8,788,790)
                                                              ------------   -----------   -----------
Financing activities:
  Payments on long-term debt................................   (11,931,242)   (3,108,047)   (4,114,862)
  Payment on notes receivable for purchase of common
    stock...................................................            --        50,000        25,000
  Proceeds from long term borrowings........................     3,203,000     3,291,820            --
  Net proceeds from issuance of common stock................    12,879,351       165,408       164,239
  Sale of rights to purchase options........................        16,750            --            --
  Tax benefit related to stock option exercise..............         2,313        37,717       511,949
                                                              ------------   -----------   -----------
Net cash provided by (used in) financing activities.........     4,170,172       436,898    (3,413,674)
                                                              ------------   -----------   -----------
Change in cash during transition period.....................            --            --        23,465
Net Increase (decrease) in cash and short term
  investments...............................................     1,104,577     5,097,070    (2,829,798)
Cash and short-term investments at beginning of year........     2,144,726     3,249,303     8,346,373
                                                              ------------   -----------   -----------
Cash and short-term investments at end of year..............  $  3,249,303   $ 8,346,373   $ 5,516,575
                                                              ============   ===========   ===========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
    Interest................................................  $  1,412,119   $   419,421   $   402,003
                                                              ============   ===========   ===========
    Income taxes............................................  $  2,188,363   $ 4,930,499   $ 4,584,015
                                                              ============   ===========   ===========
Supplemental disclosure on non-cash investing activities:
  Purchase of minority interest in Horizon LLC and the net
    assets of National Medical Management Services during
    fiscal year 1995; the acquisition of 80% of the common
    stock of Professional Psychological Services, Inc. and
    100% of the common stock of the Parkside Company during
    fiscal year 1996; and the acquisition of Geriatric
    Medical Care, Inc., Clay Care, Inc., and additional
    payments for the acquisition of 80% of the common stock
    of Professional Psychological Services, Inc. during
    fiscal year 1997.
    Fair value of assets acquired...........................  $ 24,038,476   $ 5,815,535   $ 9,004,431
    Cash paid...............................................   (13,630,316)   (3,825,000)   (7,524,968)
    Conversion of equity investment.........................    (4,351,737)           --            --
    Common stock exchanged..................................            --      (870,000)           --
                                                              ------------   -----------   -----------
    Liabilities assumed.....................................  $  6,056,423   $ 1,120,535   $ 1,479,463
                                                              ============   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     ORGANIZATION

       Horizon Health Corporation (the "Company"), formerly known as Horizon Mental Health Management, Inc., is a contract manager of clinical and related services, primarily of mental health programs, offered by general acute care hospitals in the United States. These management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; and Boston, Massachusetts metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       The Company was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of these companies, known as Horizon Health Management Company, had been formed in 1981 and since that time had been engaged in the mental health contract management business. The other company owned a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital of the two companies were transferred to the Company. On January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc.

       On March 13, 1995, the Company's initial public offering of 3,120,000 shares of common stock at an offering price to the public of $6.67 per share was declared effective by the Securities and Exchange Commission. Of the 3,120,000 shares of common stock offered, 1,981,850 shares were offered by the Company and 1,138,150 shares were offered by a stockholder of the Company. On March 20, 1995, the Company completed the initial public offering, issued the common stock and received net proceeds of $11,324,141 (after deducting underwriting discounts and IPO costs of $1,888,189).

       On April 11, 1995, the Company sold an additional 118,150 shares of common stock at the initial offering price of $6.67 per share pursuant to the exercise of the overallotment option granted to the underwriters in the initial public offering. Net proceeds of $675,387 (after deducting underwriting discounts and IPO costs of $112,283) were received by the Company.

       On April 1, 1996, the Company acquired the Parkside Company ("Parkside"), a contract manager of mental health services for acute care hospitals. Parkside has been consolidated with the Company as of April 1, 1996. On July 31, 1996, the Company acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS") and PPS has been consolidated with the Company as of August 1, 1996. Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), and Clay Care, Inc., a Texas corporation ("CCI"), and they have been consolidated with the Company as of March 15, 1997 (see Note
       3).

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc. ("Specialty"). Specialty was a privately held contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. The exchange has been accounted for under the pooling of interests method. Accordingly, all financial statements presented have been restated to include the results of Specialty (see Note 3).


 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CASH AND SHORT-TERM INVESTMENTS: Cash and short-term investments include securities with original maturities of three months or less when purchased.

       RESTRICTED CASH: Restricted cash represents amounts set aside for the Supplemental Executive Retirement Plan (SERP) and Deferred Compensation Plan of Specialty Healthcare Management, Inc., which were terminated in connection with the pooling of interests transaction.

       PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over the assets' estimated useful lives. The useful lives of furniture and fixtures and computer equipment are estimated to be five years and three years, respectively. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease, whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

       MANAGEMENT CONTRACTS: Management contracts represent the fair value of contracts purchased and are being amortized using the straight-line method over seven years.

       GOODWILL: Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over 40 years.

       LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of". Under SFAS 121, the Company recognizes impairment losses on property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined using estimated fair value or by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined.

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

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       Other revenue is primarily generated by capitated managed behavioral health and employee assistance programs. The fees are defined by contract and are calculated on a per-member/per-month fee, fixed fee and/or a fee for service basis. Other revenue is accrued in the same manner as contract management revenue.

       Some management contracts include a clause which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied, an allowance for 100% of the disputed amount is recorded by the Company. Management believes it has adequately provided for any potential adjustments that may result from final settlement of these denials.

       The customers of the Company are not concentrated in any specific geographic region, but are concentrated in the health care industry. At August 31, 1997, the Company had management contracts with 39 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 36 had programs in operation. These 36 contracts accounted for 19.1% of the Company's net revenues for the year ended August 31, 1997. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 15.6%, 20.3%, and 20.3% of the Company's net revenues for the years ended August 31, 1995, 1996, and 1997. Of the 39 Columbia/HCA contracts at August 31, 1997, 14 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In recent months, Columbia/HCA and its business practices have been under intense widespread review by governmental agencies. Because the Company has a significant number of management contracts with Columbia/HCA which could also be subject to review, the governmental scrutiny of Columbia/HCA could directly or indirectly affect the Company or its relationship with Columbia/HCA.

       At August 31, 1996 and 1997, accounts receivable from hospitals directly or indirectly owned by Columbia/HCA were approximately $1,966,000 and $2,089,000, respectively. The Company generally does not require collateral to support outstanding accounts receivable.

       INCOME TAXES: The Company has adopted SFAS No. 109, "Accounting for Income Taxes." SFAS 109 generally requires an asset and liability approach and requires recognition of deferred tax assets and liabilities resulting from differing book and tax bases of assets and liabilities. It requires that deferred tax assets and liabilities be determined using the tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Under this method, future financial results will be impacted by the effect of changes in income tax rates on cumulative deferred income tax balances.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       NET INCOME PER SHARE: Net income per common share is calculated using the weighted average number of common shares and common equivalent shares outstanding during the respective periods. Dilutive common equivalents consist of stock options and warrants calculated using the treasury stock method. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common equivalent shares issued at prices below the public offering price during the twelve months immediately preceding the date of the initial filing of the Registration Statement have been included in the calculation of common shares and common equivalent shares, using the treasury stock method, as if they were outstanding for all periods presented. All shares and per share data, except par value per share, have been retroactively adjusted to reflect a three for two stock split effected as a 50% stock dividend by the Company.

       SALE OF RIGHTS TO PURCHASE OPTIONS: During the year ended August 31, 1995, the Company issued rights to purchase nonstatutory stock options to purchase 168,000 shares of common stock. Certain of these options required payment of $0.67 per option by the recipient prior to issuance of the option. The Company recognized these payments as an addition to Additional Paid-in Capital.

       HEALTH INSURANCE PROGRAM REIMBURSEMENT: Services were provided by the Company to patients who are eligible for coverage under Title XVIII (Medicare) Health Insurance Programs. Amounts received are generally less than the standard billing rates of the hospital and receivables are recorded in the consolidated balance sheet at the estimated amount to be reimbursed. Amounts due to/from Health Insurance Programs under Medicare are subject to final determination through an audit by a fiscal intermediary. All amounts due were finalized in fiscal 1997.

       FINANCIAL INSTRUMENTS: Financial instruments consist of cash and short-term investments, restricted cash, accounts receivable, current liabilities and long-term debt obligations. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value.

       USE OF ESTIMATES: The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

       NEW ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share amounts. If the Company had computed net earnings per share in accordance with the provisions of SFAS No. 128, the basic and diluted earnings per share for the three years ended August 31, 1995, 1996 and 1997 would have been $1.04 and $0.85, $1.03 and $0.86, and $0.99 and $0.83, respectively
       (unaudited).

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 is effective for the Company for fiscal years beginning after December 15, 1997, and requires reclassification of financial statements in earlier periods for comparative purposes. Adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 131 is effective for the Company for fiscal years beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Management has not yet completed its assessment of how this Statement will impact segment disclosures.


3.     ACQUISITIONS

       SPECIALTY HEALTHCARE MANAGEMENT, INC.

       On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc. The exchange has been accounted for under the pooling of interests method. Accordingly, all financial statements presented have been restated to include the results of Specialty. Prior to the exchange Specialty prepared its financial statements on a December 31 calendar year end which has subsequently been changed to conform to the Company's fiscal year end.

       For purposes of recording the pooling of interests combination, Specialty's financial statements for the twelve months ended December 31, 1995 and 1996 were combined with Horizon Health Corporation's ("Horizon") financial statements for the twelve months ended August 31, 1995 and 1996. Specialty's results of operations for the twelve months ended August 31, 1997 have been combined with Horizon's results of operations for the same period. The operations of Specialty for the four months ended December 31, 1996, resulting in net revenues and net income of $10.8 million and $849,055, respectively, have been included in the statement of income for both the year ended August 31, 1996 and 1997. As a result, an adjustment was made to stockholders' equity in the consolidated financial statements of the Company to eliminate the effect of including Specialty's net income for the four months in both periods. Additionally, the consolidated statement of cash flows was adjusted to reflect the cash flows of Specialty for the four months ended December 31, 1996.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       Combined and separate results of Horizon and Specialty during periods preceding the exchange were as follows (in thousands):


                                                                                            Nine months
                                    Twelve months              Twelve months                   ended
                                        ended                      ended                    May 31, 1997
                                   August 31, 1995            August 31, 1996               (unaudited)
                               ------------------------    -----------------------    ----------------------
         Revenues:
         Horizon                      $29,350                    $62,445                      $57,894
         Specialty                     40,005  (a)                33,794  (b)                  23,286
         Combined                      69,355                     96,239                       81,180

         Net Income:
         Horizon                      $ 3,946                    $ 5,564                      $ 5,483
         Specialty                      1,400  (a)                 1,212  (b)                     871
         Combined                       5,346                      6,776                        6,354

       (a) For the fiscal year ended December 31, 1995.
       (b) For the fiscal year ended December 31, 1996.

       Merger expenses of $3,527,671, before a related tax benefit of $1,340,515, include legal, investment banking and accounting fees.

       GERIATRIC MEDICAL CARE, INC.

       Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation, and Geriatric has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of Geriatric by the purchase method as required by generally accepted accounting principles. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and, at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatric's tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as management contracts. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       CLAY CARE, INC.

       Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation, and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets by $855,738, of which $714,672 is recorded as goodwill and $141,066 as management contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

       INVESTMENT IN PPS

       On July 31, 1996, the Company acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc., and PPS has been consolidated with the Company as of August 1, 1996. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The final purchase price of $3,324,310 was based primarily on a multiple of the 1996 pre-tax income of PPS. The purchase price exceeded the fair value of PPS' net assets by $3,298,885 which is recorded as goodwill. Assets acquired and liabilities assumed totaled $540,960 and $515,535, respectively. Cash payments for the purchase of PPS, net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997.

       In addition, the Company also obtained an option to acquire the remaining twenty percent (20%) of the outstanding PPS common stock at a future date. The sellers, constituting all the shareholders of PPS, also obtained the right to put to the Company such shares on certain dates. The option and put prices for the remaining PPS shares are based on a multiple of the pre-tax income of PPS in future years.

       The following table presents the revenue of PPS for fiscal years 1995 and 1996. PPS's effect on the Company's net income and earnings per share has been deemed negligible for the periods and not presented.

                                               For the year ended
                                                    August 31,
                                           ----------------------------
                                              1995              1996
                                           -----------      -----------
Historical Revenues (unaudited)            $ 4,475,000      $ 5,050,000

For the year ended August 31, 1997, PPS generated $5,682,323 in gross revenues, and net income of $699,467.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       PARKSIDE COMPANY

       Effective April 1, 1996, the Company purchased all of the outstanding capital stock of the Parkside Company, and Parkside has been consolidated with the Company as of April 1, 1996. The Company accounted for the acquisition of Parkside by the purchase method as required by generally accepted accounted principles. Parkside is a contract manager of mental health services for acute care hospitals. The purchase price of $3.5 million included approximately $2,600,000 in cash and 192,437 shares of the Company's common stock. The purchase price exceeded the fair value of Parkside's tangible net assets by $3,500,000, of which $1,400,000 is recorded as goodwill and $2,100,000 as management contracts.

       NATIONAL MEDICAL MANAGEMENT SERVICES

       Effective January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc. (the "Division") and the Division has been consolidated with the Company as of January 3, 1995 (see Note 10). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. The purchase price exceeded the fair value of the net assets acquired by $1,120,350, of which $120,350 is recorded as goodwill and $1,000,000 as management contacts. Tangible assets acquired and liabilities assumed totaled $6,755,415 and $2,808,566, respectively.

 4.    INVESTMENT IN HORIZON LLC

       On August 1, 1994 the Company signed a contract with Horizon Mental Health Management LLC ("Horizon LLC") to have it manage all of the Company's then existing management contract obligations for a 72.5% interest in Horizon LLC. Prior to March 20, 1995, the remaining 27.5% interest in Horizon LLC was held by Mental Health Management, Inc. ("MHM"). Prior to the Company's acquisition of the minority interest of MHM in Horizon LLC, as discussed below, certain provisions of the limited liability company agreement of Horizon LLC which required the consent of MHM for certain transactions prevented the Company from having the ability to control Horizon LLC under generally accepted accounting principles, and therefore Horizon LLC was not consolidated with the Company and the Company accounted for its investment in Horizon LLC by the equity method through the six months ended February 28, 1995.

       Upon completion of its initial public offering of common stock on March 13, 1995, the Company became contractually obligated to acquire the minority interest of MHM in Horizon LLC. Effective March 20, 1995, $9,683,467 of the $11,324,141 in net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in Horizon LLC. The purchase transaction eliminated MHM's equity interest in Horizon LLC ($2,794,715) and recognized an increase in intangible assets based upon the value of Horizon LLC management contracts ($2,355,000). The remaining purchase price was recorded as goodwill ($4,533,752). As such, Horizon LLC became a wholly-owned subsidiary of the Company. Horizon LLC has been consolidated with the Company effective March 1, 1995 through August 31, 1995. Effective September 1, 1995, Horizon LLC was dissolved and its operations combined with the Company.

                           HORIZON HEALTH CORPORATION
            Notes to Consolidated Financial Statements - (Continued)




       Summarized financial information for Horizon LLC is as follows:

                                      Six Months
                                         ended
                                   February 28, 1995
                                   -----------------
                                      (Unaudited)
       Net revenues                  $  26,869,535
       Operating expenses               23,566,024
       Other income                         44,507
                                     -------------
       Income before income taxes        3,348,018
       Income tax expense                   30,298
                                     -------------
       Net income                    $   3,317,720
                                     =============



       The Company's share of Horizon LLC's net earnings was $1,567,720 for the six months ended February 28, 1995. Horizon LLC contract stipulated that MHM was allocated the first $1,750,000 of Horizon LLC net earnings for the fiscal year ending August 31, 1995.


 5.    ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31, 1996 and 1997:

                                              August 31,
                                      ------------------------
                                          1996         1997
                                      -----------  -----------
Reserve for contract adjustments      $ 1,036,084  $ 1,287,664
Health insurance                          396,926      936,639
Other                                   4,288,817    5,348,626
                                      -----------  -----------
                                      $ 5,721,827  $ 7,572,929
                                      ===========  ===========

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6.     LONG-TERM DEBT

       At August 31, 1996 and 1997, the Company had the following long-term debt:



                                                                          August 31,            August 31,
                                                                             1996                  1997
                                                                          ----------            ----------
       Note payable, bearing interest at the Citibank, N.A.               $  637,800            $       --
        base rate plus 2% per annum with interest and principal
        payments due monthly through January 1, 1998

       Revolving line of credit, bearing interest at the Citibank N.A.     2,938,514                    --
        base rate plus 2% per annum, with interest payable monthly and any outstanding borrowing due January 1, 1998

       Texas Commerce Bank-Revolving Credit Facility                              --                    --
                                                                          ----------            ----------
                                                                           3,576,314                    --
                                                                          ----------            ----------
       Less current maturities                                              (519,600)                   --
                                                                          ----------            ----------
                                                                          $3,056,714            $       --
                                                                          ==========            ==========


       During 1995, the Company entered into a credit facility with Finova Capital Corporation ("Finova") that provided for a $700,000 term loan and a line of credit up to the lesser of $4,300,000 or an amount equal to 70% of the net amount of eligible receivables. During 1996, the Company increased the total credit facility to $6,000,000, which provides for a $1,027,500 term loan and a line of credit up to the lesser of $4,972,500 or an amount equal to 75% of the net amount of eligible receivables. Borrowings under the credit facility bear interest as described above with the Company being subject to an annual minimum interest charge of $120,000. In addition, the Company pays an annual credit facility fee of 0.25% on the amount of the total facility. The credit facility agreement also requires the Company to meet certain financial ratios on leverage, debt service coverage, net worth, etc., and contains certain covenants which restrict capital expenditures and the incurrence of additional indebtedness. Substantially all of the Company's assets were pledged as collateral.

       On August 11, 1997, the Company paid $3,732,110 for the balance of the term loan and line of credit plus accrued interest and executed a termination agreement and mutual general release with Finova.

       Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with maximum advance commitment of $11,000,000. As of August 31, 1997, the Company has no borrowings outstanding against the available line of credit and has $10.1 million available for advances under the revolving credit facility. On October 16, 1997, the Company increased its existing revolving line of credit from TCB from $11.0 million to $14.0 million.

                           HORIZON HEALTH CORPORATION
            Notes to Consolidated Financial Statements - (Continued)


       The line of credit bears interest at (1) the lesser of the Floating Base Rate, as defined, or (2) the lesser of the LIBOR Rate plus LIBOR Margin, as defined. The LIBOR margin varies depending on the debt coverage ratio of the Company.

       The original maturity date of this line of credit is December 15, 1998; however, it may be extended to December 15, 2000 if certain debt coverage ratios are met.

       On October 13, 1997, the Company entered into a commitment letter with Texas Commerce Bank, N.A. ("TCB") and Chase Securities, Inc. ("CSI") under which they committed to provide $20,000,000 of a proposed $50,000,000 credit facility. The facility would consist of a $10,000,000 Revolving Credit Facility and a $40,000,000 Advance Term Loan Facility for which CSI would act as the exclusive agent in arranging for a syndicate of banks to participate in providing the credit for the remainder of the facilities. The proposed terms and conditions are normal for a credit facility of this type and size, with the transaction expected to close by early December 1997.

 7.    STOCK OPTIONS

       In accordance with the Company's 1989 and 1995 Stock Option Plans, as amended, 1,931,843 shares of common stock have been reserved for grant to key employees. Management believes the exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

       On April 28, 1995 the board of directors created the 1995 Stock Option Plan For Eligible Outside Directors for outside directors owning less than 5% of the stock of the Company. 150,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to provide for 3,000 option grants to each eligible director each time he is re-elected to the board after having served as a director for at least one year since his initial grant under the plan. Options vest ratably over five years from the date of grant.

       The 1989 and 1995 Stock Option Plans and the 1995 Stock Option Plan For Eligible Outside Directors are collectively referred to as "The Plans."

       The following table summarizes the status of the Plans:


                                                        1996                            1997
                                              -------------------------      ------------------------
                                                               Weighted                      Weighted
                                                               Average                       Average
                                                               Exercise                      Exercise
                                               Options          Price          Options        Price
                                              ----------     ----------      ----------     ---------
      Outstanding at beginning of year         1,411,268       $  2.33        1,521,328       $  4.04
        Granted                                  255,750         11.96           49,500         20.15
        Exercised                                130,690          0.79           90,735          1.81
        Expired or canceled                       15,000          6.40           28,250          9.72

      Outstanding at end of year               1,521,328       $  4.04        1,451,843       $  4.62

      Exercisable at end of year                 532,452       $  1.62          728,166       $  1.98

      Available for grant at end of year         304,500            --          283,250            --


                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)






The following table summarizes information about options outstanding under the Plans at August 31, 1997.

                                                    Options Outstanding                     Options Exercisable
                                ---------------------------------------------------     --------------------------
                                                         Weighted
                                                         Average            Weighted                      Weighted
                                                        Remaining           Average                        Average
                                   Number              Contractual          Exercise       Number         Exercise
Range of Exercise Price         Outstanding               Life               Price      Outstanding         Price
-----------------------         -----------            -----------         ---------    -----------       --------

$0.50 - $4.00                   1,096,343                     5.91         $    2.13        701,353       $   1.76
$7.4167 - $9.75                   183,750                     7.89              8.97         26,813           7.75
$14.1667 - $26.00                 171,750                     9.16             15.89           -                -


       The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 1996 and 1997 net earnings and earnings per share would have been:

                                        1996          1997
                                     -----------    -----------
Net Earnings                         $ 6,775,756    $ 6,656,016
  As reported                        $ 6,705,592    $ 6,549,799
  Pro forma (unaudited)

Earnings per share:
  As reported                        $      0.86    $      0.83
  Pro forma (unaudited)              $      0.85    $      0.81

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

       In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        1996            1997
                                                        ----            ----
                 Risk Free interest rate                 6.2%            6.3%
                 Expected life (years)                   6.6             6.6
                 Expected volatility                    33.2%           30.3%
                 Expected dividend yield                 0.0%            0.0%

       The weighted average fair value of options granted during 1996 and 1997 was $4.43 and $7.28, respectively.

       On April 1, 1996, the Company filed an S-8 registration statement which registered 2,054,549 shares granted or eligible for granting to employees and directors under the 1989 and 1995 stock option plans, as amended, and the outside director stock option plan. This registration includes a separate reoffer prospectus to allow any shares issued in the future and most previously exercised shares under the 1989 and 1995 stock options to be traded at any time without holding period or volume restrictions.

 8.    INCOME TAXES

       Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense comprised the following components:


                                           Federal        State        Total
                                           -------        -----        -----
       Year Ended August 31, 1995
           Current                        $1,915,529   $  575,863   $2,491,392
           Deferred                         (712,978)     (83,880)    (796,858)
                                          ----------   ----------   ----------
                                          $1,202,551   $  491,983   $1,694,534
                                          ==========   ==========   ==========
       Year Ended August 31, 1996
           Current                        $3,835,706   $  770,743   $4,606,449
           Deferred                            2,606          305        2,911
                                          ----------   ----------   ----------
                                          $3,838,312   $  771,048   $4,609,360
                                          ==========   ==========   ==========
       Year Ended August 31, 1997
           Current                        $3,957,913   $  465,636   $4,423,549
           Deferred                           84,230        9,909       94,139
                                          ----------   ----------   ----------
                                          $4,042,143   $  475,545   $4,517,688
                                          ==========   ==========   ==========

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



       The components of the net deferred tax asset at August 31, 1996 and 1997 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                       1996                1997
                                   -------------       -------------
Management contracts               $  (1,613,132)      $  (1,377,276)
Goodwill                                (198,761)           (463,159)
                                   -------------       -------------

Deferred tax liabilities              (1,811,893)         (1,840,435)
                                   -------------       -------------

Accounts receivable                    1,377,273             693,562
Vacation accruals                        375,532             595,947
Miscellaneous accruals                   422,678             398,004
Fixed assets/intangibles                 188,600             332,015
Net operating loss carryforward          241,757             520,715
                                   -------------       -------------

Deferred tax assets                    2,605,840           2,540,243
                                   -------------       -------------

Net deferred tax asset             $     793,947       $     699,808
                                   =============       =============

       At August 31, 1997, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $1,400,000. These carryforwards may be utilized to offset future years' income and will begin to expire during 2006 if unused prior to that date. These carryforwards are subject to annual utilization limits in accordance with IRC Section 382.


       The following is a reconciliation of income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Income:

                                                      1995                 1996                1997
                                                  --------------      --------------      --------------
Federal income taxes based on 34% of book
  income (including equity in net earnings
  of Horizon LLC)                                 $    2,393,734      $    3,871,753      $    3,846,623
Meals and entertainment, goodwill
  amortization and other permanent adjustments           153,712             249,236             198,464
Change in valuation allowance                         (1,389,299)                 --                  --
State income taxes and other adjustments                 536,387             488,371             472,601
                                                  --------------      --------------      --------------
                                                  $    1,694,534      $    4,609,360      $    4,517,688
                                                  ==============      ==============      ==============

       The change in the deferred tax asset valuation allowance is primarily due to the utilization of net operating loss carryforwards in the year ended August 31, 1995.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




9.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:


       Year ended August 31,
            1998                             $ 1,107,245
            1999                                 904,595
            2000                                 696,781
            2001                                 576,546
            2002                                 182,838
                                             -----------
                                             $ 3,468,005
                                             ===========


       Rent expense for the years ended August 31, 1995, 1996, and 1997 totaled $857,794, $846,931, and $980,573, respectively.

       The Company leases a building it occupies as its executive offices and National Support Center in Lewisville, Texas. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term if it is not sold to a third party, or the Company does not extend its lease.

       On July 31, 1996, the Company acquired eighty-percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. The owners of the minority interest (20%) have an option to put to the Company their remaining interest through January 1998, 1999, or 2000, based upon a multiple of pre-tax earnings of the preceding fiscal year.

       The Company is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

       The Company is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation would not be in excess of any reserves or have a material adverse effect on the Company's financial position or results of operations.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



10.    COMMON STOCK AND WARRANTS

       As part of the purchase of National Medical Management Services, effective January 3, 1995, the Company issued warrants to National Medical Enterprises, Inc. to purchase 171,793 shares of common stock at an exercise price of $0.000558 per share. The warrants were exercisable at any time subsequent to January 3, 1997 and the exercise price and number of shares were adjustable to maintain proportional ownership of the Company. The value of the warrants at the date of issuance was determined to be $389,350. The remaining warrants of 179,178 at August 11, 1997 were exercised in connection with the Specialty exchange (see note 3). In conjunction with the purchase transaction the Company issued additional shares to existing management shareholders, other senior management and an outside shareholder. The proceeds from the sale of these shares were used in the purchase transaction. Certain management acquired shares through note receivable arrangements and the outstanding balance on these notes has been reflected as a reduction of shareholders' equity in the statement of changes in stockholders' equity (deficit).

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

       In February 1997, the Company entered into a Rights Agreement pursuant to which it approved the distribution of one Common Stock purchase right, exercisable under certain conditions, for each outstanding share of Common Stock of the Company.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.    UNAUDITED PRO FORMA SUPPLEMENTAL INFORMATION

       The following unaudited pro forma information for the year ended August 31, 1995 has been prepared as if the issuance of 1,981,849 shares of common stock from the initial public offering, and the purchase of the minority interest in Horizon LLC at a price equal to 1,561,850 times the initial public offering price per share had occurred on September 1, 1994.


                                                For the year ended
                                                    August 31,
                                                       1995
                                                ------------------
                                                    (Unaudited)
         Net revenue                            $       96,082,718
                                                ==================
         Net income                             $        5,182,890
                                                ==================

         Share data:
          Pro Forma earnings per share          $             0.69
                                                ==================
          Weighted average shares outstanding            7,474,002
                                                ==================



12.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of unaudited quarterly financial data for fiscal 1996 and 1997:



                                          Operating         Net          Earnings
                          Revenues         Income          Income       Per Share
                      --------------    -------------   ------------   ------------
Quarter Ended:
 November 30, 1995    $  22,278,883     $  2,432,133    $  1,467,121   $  0.19
 February 29, 1996       24,109,706        2,419,307       1,419,706      0.18
 May 31, 1996            24,846,620        3,475,500       2,028,465      0.25
 August 31,1996          25,003,757        3,126,763       1,860,464      0.23

Quarter Ended:
 November 30, 1996    $  26,879,954     $  4,058,712    $  2,382,979   $  0.30
 February 28, 1997       26,363,617        3,300,063       2,004,618      0.25
 May 31, 1997            27,936,645        3,284,349       1,966,131      0.24
 August 31, 1997         28,086,580          550,487         302,288      0.04

(1) For the purposes of recording the pooling of interest combination, Specialty's financial statements for the quarters ended March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 were combined with Horizon's Financial Statements for the quarters ended November 30, 1995, February 29, 1996, May 31, 1996 and August 31, 1996. Specialty's results of operations for the year ended August 31, 1997 have been combined with Horizon's results for the same period.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)




13.    RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make matching contributions at its discretion. For the years ended August 31, 1995, 1996 and 1997 the Company recognized matching contributions of approximately $481,000, $350,000, and $534,000 respectively.


14.    MOUNTAIN CREST HOSPITAL

       A subsidiary of the Company leased and began operating Mountain Crest Hospital ("MCH") in December 1990. In July 1994, the Company subleased MCH to MHM for a period commencing July 31, 1994 through December 31, 2000. The Company, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of its guaranty. The sublease requires monthly rental payments to the Company of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of August 31, 1997, the Company has received $843,686 of the $1,200,000 resulting in future receipts of $356,314 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


15.    ACQUISITION OF ACORN (UNAUDITED)


       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation, a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million in 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,652,106, of which $9,281,358 is recorded as goodwill and $3,370,748 as contracts. The unaudited pro forma combined condensed balance sheet of the Company and Acorn as of August 31, 1997 after giving effect to certain pro forma adjustments, is as follows:

       ASSETS


                 Current assets                                    $19,103,388
                 Property and equipment, net                         1,793,788
                 Management contracts and
                    other assets                                     8,185,382
                 Goodwill                                           30,834,952
                                                                   -----------
                 Total assets                                      $59,917,510
                                                                   ===========


       LIABILITIES AND SHAREHOLDERS' EQUITY


                 Current liabilities                               $15,716,686
                 Other liabilities                                   1,518,371
                 Debt                                               11,000,000
                 Stockholders' Equity                               31,682,453
                                                                  ------------
                 Total liabilities and stockholders'
                   equity                                          $59,917,510
                                                                  ============



       The unaudited pro forma combined results of operations of the company and Acorn for the year ended August 31, 1997 after giving effect to certain pro forma adjustments are as follows:


                 Revenue                                         $ 116,312,399
                                                                 =============

                 Net income                                      $   6,942,088
                                                                 =============

                 Net income per common share                     $         .86
                                                                 =============

                    INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule..........S - 2


Schedule VIII Valuation and Qualifying Accounts............................S - 3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Horizon Health Corporation


Our audits of the consolidated financial statements referred to in our report dated October 13, 1997 appearing on page F - 2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule as listed in
Item 14(a) of the Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP



Dallas, Texas
October 13, 1997

                           HORIZON HEALTH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS









                                                      Additions
                                       Balance at     Charged to  Uncollectible                     Balance
                                       Beginning      Costs and     Accounts                         at end
                                       Of Period      Expenses     Written off    Adjustments      of Period
                                      -----------    -----------   -----------    -----------     -----------
Year ended August 31, 1993:
Allowance for doubtful accounts       $   657,965    $   415,166   $  (467,766)        --         $   605,365


Year ended August 31, 1994:
Allowance for doubtful accounts           605,365        312,176      (160,565)        --             756,976


Year ended August 31, 1995:
Allowance for doubtful accounts           756,976      1,680,396    (1,331,434)   249,099   (1,2)   1,355,037


Year ended August 31, 1996:
Allowance for doubtful accounts         1,355,037      1,435,049      (343,990)   (58,474)  (2)     2,387,622


Year ended August 31, 1997:
Allowance for doubtful accounts         2,387,622      3,033,693    (4,023,355)   (40,537)  (2)     1,357,423







(1) As a result of Horizon's acquisition of the 27.5% minority interest of MHM in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. Amounts represent bad debt expenses of the Horizon LLC which were accounted for as "Equity in Net Earnings of Horizon LLC" through February 28, 1995.

(2) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a contingent liability.

                              INDEX TO EXHIBITS


NUMBER            EXHIBIT


   2.1 -  Stock Purchase Agreement, dated October 20, 1997, among the
          Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

   3.1 -  Certificate of Incorporation of the Company, as amended
          (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

   3.2 -  Amended and Restated Bylaws of the Company, as amended
          (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 ("Amendment No. 2") to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314) (the "Form S-1").

   4.1 - Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

   4.2 - Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

  10.1 - Lease dated as of December 15, 1990 between Charter Hospital of Fort Collins, Inc. and HHG Colorado, Inc. (incorporated herein by reference to Exhibit 10.12 to the Company's Form S-1).

  10.2 - Sublease Agreement dated as of July 31, 1997 between HHG Colorado, Inc. and MHM of Colorado, Inc. (incorporated herein by reference to Exhibit 10.13 to the Company's Form S-1).

  10.3 - Employment Agreement dated as of August 21, 1990 between Horizon Health Management Company, Inc. and Gary A. Kagan (incorporated herein by reference to Exhibit 10.44 to the Company's Form S-1).

  10.4 - Letter dated November 23, 1992 between Horizon Mental Health Services, Inc. and Robert A. Lefton regarding severance arrangements (incorporated herein by reference to Exhibit 10.45 to the Company's Form S-1).

  10.5 -  Agreed Permanent Injunction and Final Judgment dated December
          8, 1994 (incorporated herein by reference to Exhibit 10.32 to the Company's Form S-1).

  10.6 -  Loan Agreement dated September 29, 1995 among Horizon Mental
          Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National Association (incorporated herein by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995).

  10.7 - First Amendment to Loan Agreement dated as of December 20, 1995 among Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, Mental Health Outcomes, Inc., a Delaware corporation, and Texas Commerce Bank National Association ("TCB") (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 as filed with the Commission on January 16, 1996 (the "November 1995 Form 10-Q")).

  10.8 - Fifth Amendment to Loan Agreement, by and among TCB, the Company, Horizon Mental Health Management, Inc. and Mental Health Outcomes, Inc., dated as of October 16, 1997 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

  10.9 - Amended and Restated Revolving Credit Note, dated October 16, 1997, made by the Company, Horizon Mental Health Management, Inc. and Mental Health Outcomes, Inc. in the principal sum of up to $14,000,000 and payable to TCB (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.10 - Horizon Health Corporation Senior Secured Credit Facility Commitment Letter, dated as of October 8, 1997, among the Company, TCB and Chase Securities, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.11 - Letter Loan Agreement dated December 20, 1995 among North Central Development Company, as borrower, TCB, as lender, and Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, and Mental Health Outcomes, Inc., a Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the November 1995 Form 10-Q).

 10.12 - Lease Agreement dated as of December 20, 1995 between North Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

 10.13 - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).


 10.14 - Horizon Mental Health Management, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

 10.15 - Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

 10.16 - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.17 - Amendments to 1995 Stock Option Plan and 1995 First Amended and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.18 -  Horizon Mental Health Management Bonus Plan Fiscal 1996
          (incorporated herein by reference to Exhibit 10.13 to the November 1995 Form 10-Q).

 10.19 -  Horizon Mental Health Management Bonus Plan Fiscal 1997
          (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1996 (the "1996 Form 10-K/A")).

 10.20 -  Horizon Mental Health Management Contingent Bonus Plan
          (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

 10.21 -  Horizon Health Corporation Bonus Plan Fiscal 1998 (filed herewith).

 10.22 - Stock Purchase Agreement among Horizon Mental Health Management, Inc., as purchaser, and Joseph R. Bona, M.D., Nancy J. Simons, Ph.D., John G. Toms, Ph.D., William H. Kale, Ph.D., and David E. Stenmark, Ph.D. as sellers, dated July 31, 1996 (incorporated herein by reference to Exhibit 10.25 to the Company's 1996 Form 10-K/A).

 10.23 - Amendment dated February 10, 1997 between the Company and the stockholders of Florida Professional Psychological Services, Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, as filed with the Commission on March 31, 1997 (the "February 1997 Form 10-Q)).

 10.24 - Stock Purchase Agreement dated as of February 24, 1997, among the Company and Geriatric Medical Care, Inc. and its stockholders, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's February 1997 Form 10-Q).

 10.25 -  Share Exchange Reorganization Agreement dated as of April 25,
          1997, among the Company, Howard B. Finkel, John Harrison, Larry Reiff, Argentum Capital Partners, L.P., Denise Dailey, Ken Dorman, G. Phillip Woellner, and Michael S. McCarthy, and Specialty Healthcare Management, Inc., as amended by a First Amendment to Share Exchange Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special Meeting of Stockholders of the Company to be held on August 11, 1997).

 10.26 - Post-Closing Escrow Agreement dated August 11, 1997 between the Company and Howard B. Finkel, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 11, 1997).

 10.27 - Registration Rights Agreement dated August 11, 1997, between the Company and Howard B. Finkel, et al. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 11, 1997).

 10.28 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

  11.1 - Statement Regarding Computation of Per Share Earnings (filed herewith).

  21.1 -  List of Subsidiaries of the Company (filed herewith).

  23.1 -  Consent of Price Waterhouse LLP (filed herewith).

  27.1 -  Financial Data Schedule (incorporated herein by reference to Exhibit
          27.1 to the Company's Registration Statement on Form S-3 filed with the Commission on October 21, 1997 (Registration No. 333-38421)).