Form 10-Q
period 1997-11-30
HORIZON HEALTH CORP /DE/
filed 1997-12-19
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended November 30, 1997

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                         Commission File number 1-13626

                           HORIZON HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    75-2293354
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

                             1500 Waters Ridge Drive
                          Lewisville, Texas 75057-6011
          (Address of principal executive offices, including zip code)

                                 (972) 420-8200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x  ]                No  [   ]


The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of December 15, 1997 was 7,068,262 shares.

                                      INDEX

                           HORIZON HEALTH CORPORATION



PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..............................................................................  3

          HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1997,
                  and November 30, 1997 (unaudited)........................................................  3

                  Consolidated Statements of Operations for the three months ended November 30, 1996 and November 30, 1997 (each unaudited)...........................  5

                  Consolidated Statements of Cash Flows for the three months ended November 30, 1996 and November 30, 1997 (each unaudited)...........................  6

                  Notes to Consolidated Financial Statements (unaudited)...................................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................................................  18



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................................  25

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                                             AUGUST 31, 1997    NOVEMBER 30, 1997
                                                                             ---------------    -----------------
                                                                                                    (UNAUDITED)

CURRENT ASSETS:
    Cash and short-term investments                                              $ 5,516,575     $ 1,757,868
    Accounts receivable less allowance for uncollectible
        accounts of $1,357,423 at August 31, 1997 and
        $1,800,494 at November 30, 1997                                           11,995,254      16,895,430
    Receivable from employees                                                         63,303          49,001
    Prepaid expenses and supplies                                                    182,208         249,933
    Income taxes receivable                                                          951,256              --
    Other receivables                                                                 51,877         155,583
    Other current assets                                                             170,154          51,340
    Current deferred taxes                                                         1,687,512       1,865,980
                                                                                 -----------     -----------

          TOTAL CURRENT ASSETS                                                    20,618,139      21,025,135
                                                                                 -----------     -----------
PROPERTY AND EQUIPMENT:
    Equipment                                                                      3,694,717       4,065,763
    Building improvements                                                            255,406         260,298
                                                                                 -----------     -----------
                                                                                   3,950,123       4,326,061

    Less accumulated depreciation                                                  2,208,083       2,393,171
                                                                                 -----------     -----------
                                                                                   1,742,040       1,932,890

Goodwill, net of accumulated amortization
    of $2,078,177 at August 31, 1997, and
    $2,245,188 at November 30, 1997                                               21,553,594      30,645,096
Management contracts, net of accumulated
    amortization of $2,744,666 and
    $3,004,464 at November 30, 1997                                                4,451,426       7,562,376
Other assets                                                                         363,208         413,028
                                                                                 -----------     -----------
           TOTAL ASSETS                                                          $48,728,407     $61,578,525
                                                                                 ===========     ===========


           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                                                 AUGUST 31, 1997     NOVEMBER 30, 1997
                                                                                 ---------------     -----------------
                                                                                                        (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                                 $ 1,747,393     $   872,273
    Employee compensation and benefits                                                 6,233,477       5,853,081
    Income taxes payable                                                                      --         734,839
    Accrued expenses (Note 5)                                                          7,572,929       6,994,407
    Current debt maturities                                                                   --          22,290
                                                                                     -----------     -----------
          TOTAL CURRENT LIABILITIES                                                   15,553,799      14,476,890

     Other liabilities                                                                   355,803         425,488
     Long-term debt, net of current debt maturities                                           --      11,023,973
     Deferred income taxes                                                               987,704         993,247
                                                                                     -----------     -----------
          TOTAL LIABILITIES                                                           16,897,306      26,919,598
                                                                                     -----------     -----------

Commitments and contingencies (Note 9)                                                        --              --

Minority interest                                                                        148,648         154,836

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, authorized
       500,000 shares; none issued or outstanding                                             --              --
    Common stock, $.01 par value, 40,000,000 shares authorized;
       6,966,762 shares issued outstanding at August 31, 1997 and
       7,026,262 shares issued and outstanding at November 30, 1997                       69,668          70,263
    Additional paid-in capital                                                        16,739,425      17,036,473
    Retained earnings                                                                 14,873,360      17,397,355
                                                                                     -----------     -----------
                                                                                      31,682,453      34,504,091
                                                                                     -----------     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                       $48,728,407     $61,578,525
                                                                                     ===========     ===========

See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                            THREE MONTHS ENDED NOVEMBER 30,
                                                                            ------------------------------

                                                                                1996               1997
                                                                                ----               ----
Revenues:
   Contract management                                                      $ 24,720,109      $ 26,598,903
   Patient services                                                            1,415,026         2,670,438
   Other                                                                         744,819            53,071
                                                                            ------------      ------------
Total revenues                                                                26,879,954        29,322,412

Expenses:
   Salaries and benefits                                                      14,842,069        15,728,569
   Purchased services                                                          3,679,232         4,858,679
   Provision for bad debts                                                       307,744           355,027
   Depreciation and amortization                                                 597,453           611,897
   Other                                                                       3,394,743         3,574,921
                                                                            ------------      ------------
Total operating expenses                                                      22,821,241        25,129,093

Other income (expense):
   Interest expense                                                             (106,303)          (61,555)
   Interest and other income                                                     143,540           105,613
   Loss on sale of fixed assets                                                   (2,515)               --
                                                                            ------------      ------------

Income before income taxes and minority interest                               4,093,435         4,237,377
Income tax expense (Note 8)                                                    1,686,382         1,707,194
                                                                            ------------      ------------

Income before minority interest                                                2,407,053         2,530,183
Minority interest (Note 3)                                                        24,074             6,188
                                                                            ------------      ------------

Net income                                                                  $  2,382,979      $  2,523,995
                                                                            ============      ============
Earnings per common share:
   Net income per common share                                              $       0.30      $       0.33
                                                                            ============      ============

Weighted average shares outstanding                                            8,026,796         7,761,243
                                                                            ============      ============

See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                                 NOVEMBER 30,          NOVEMBER 30,
                                                                                     1996                  1997
                                                                             ------------------    ------------------
Operating Activities:
   Net income                                                                    $  2,382,979      $  2,523,995
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                   597,453           611,897
      Minority interest                                                                24,074             6,188
      Deferred income taxes                                                            95,688             5,543
      Loss on sale of equipment                                                         2,515                --
Changes in net assets and liabilities:
   Increase in restricted cash                                                        (84,828)               --
   Increase in accounts receivable                                                 (2,643,986)       (4,724,025)
   Decrease in notes & other receivables                                               (6,762)          (89,004)
   Decrease (increase) in income taxes receivable                                      (8,189)          951,256
   Increase in prepaid expenses and supplies                                         (178,948)          (54,810)
   Increase in other assets                                                          (349,639)         (108,159)
   Decrease (increase) in accounts payable, accrued expenses                          569,550        (1,760,922)
   Increase in income taxes payable                                                   786,729           734,839
   Decrease in payable to health insurance program                                   (661,248)               --
   Increase (decrease) in other liabilities                                          (262,348)           69,685
                                                                                 ------------      ------------
Net cash provided by (used in) operating activities                                   263,040        (1,833,517)
                                                                                 ------------      ------------
Investing activities:
   Purchase of property and equipment                                                (669,209)         (292,037)
   Proceeds from sale of equipment                                                      5,350                --
   Increase in goodwill and management contracts                                      (47,825)               --
   Payment for purchase of Professional Psychological
     Services, Inc. net of cash acquired                                                   --          (200,985)
   Payment for purchase of Acorn Behavioral HealthCare
     Corporation, net of cash acquired                                                     --       (12,726,120)
                                                                                 ------------      ------------
Net cash used in investing activities                                                (711,684)      (13,219,142)
                                                                                 ------------      ------------

Financing activities:
   Payments on long-term debt                                                        (337,356)           (3,691)
   Proceeds from long term borrowings                                                      --        11,000,000
   Net proceeds from issuance of common stock                                              --           119,688
   Tax benefit related to stock option exercise                                       134,410           177,955

                                                                                 ------------      ------------
Net cash provided by (used in) financing activities                                  (202,946)       11,293,952
                                                                                 ------------      ------------

Net decrease in cash and short term investments                                      (651,590)       (3,758,707)
Cash and short-term investments at beginning of period                              8,369,838         5,516,575
                                                                                 ------------      ------------
Cash and short-term investments at end of period                                 $  7,718,248         1,757,868
                                                                                 ============      ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
       Interest                                                                  $    106,303      $     61,555
                                                                                 ============      ============
       Income taxes                                                              $    405,617      $     15,777
                                                                                 ============      ============

Supplemental disclosure of non-cash investing activities:
Payment for Professional Psychological Services Inc.
Fair value of assets acquired                                                                      $    200,985
                                                                                                   ------------
Cash paid                                                                                              (200,985)
                                                                                                   ------------
Liabilities assumed                                                                                          --
                                                                                                   ============

Payment for Acorn Behavioral HealthCare Management Corporation                                       12,904,189
                                                                                                   ------------
Fair value of assets acquired                                                                       (12,726,357)
                                                                                                   ------------
Cash paid                                                                                               177,832
                                                                                                   ============
Liabilities assumed


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn

                           HORIZON HEALTH CORPORATION
       provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. (See note 3)

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at November 30, 1997, the consolidated statements of operations for the three month periods ended November 30, 1996 and 1997, and the consolidated statements of cash flows for the three months ended November 30, 1996 and 1997 are unaudited. These financial statements should be read in conjuction with the Company's audited financial statements for the year ended August 31, 1997. In the opinion of company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 1997, and the results of operations for the three months ended November 30, 1996 and 1997.

       Operating results for the three month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.


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

       LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of". Under SFAS 121, the Company recognizes impairment losses on property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such

                           HORIZON HEALTH CORPORATION
       losses are determined using estimated fair value or by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined.

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

       The customers of the Company are not concentrated in any specific geographic region, but are concentrated in the health care industry. At November 30, 1997, the Company had management contracts with 36 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), of which 34 had programs in operation. These 36 contracts accounted for 16.6% of the Company's net revenues for the three months ended November 30, 1997. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 16.9% of the Company's net revenues for the three months ended November 30, 1997. Of the 36 Columbia/HCA contracts at November 30, 1997, 12 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations. In recent months, Columbia/HCA and its business practices have been under intense widespread review by governmental agencies. Because the Company has a significant number of management contracts with Columbia/HCA which could also be subject to review, the governmental scrutiny of Columbia/HCA could directly or indirectly affect the Company or its relationship with Columbia/HCA.

       At November 30, 1997, accounts receivable from hospitals directly or indirectly owned by Columbia/HCA were approximately $2.7 million. The Company generally does not require collateral to support outstanding accounts receivable.

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

       NEW ACCOUNTING STANDARDS: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for the Company for periods ending after December 15, 1997, and requires restatement of all prior-period earnings per share amounts. If the Company had computed net earnings per share in accordance with the provisions of SFAS No. 128, the basic and diluted earnings per share for the three months ended November 30, 1996 and 1997 would have been $0.35 and $0.31, and $0.36 and $0.33, respectively.

                           HORIZON HEALTH CORPORATION

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

3.     ACQUISITIONS

          ACORN

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended
       August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as contracts.

                           HORIZON HEALTH CORPORATION

       The unaudited pro forma combined results of operations of the company and Acorn for the three months ended November 30, 1996 and 1997 after giving effect to certain pro forma adjustments are as follows:

                                THREE MONTHS ENDED   THREE MONTHS ENDED
                                NOVEMBER 30, 1996    NOVEMBER 30, 1997
Revenue                            $ 28,400,176         $30,707,392
                                   ============         ===========

Net income                         $  2,396,267         $ 2,677,753
                                   ============         ===========

Net income per common share        $        .30         $       .35
                                   ============         ===========



       SPECIALTY HEALTHCARE MANAGEMENT, INC.

       On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc. The exchange has been accounted for under the pooling of interests method. Accordingly, the November 30, 1996 financial statements presented have been restated to include the results of Specialty. Specialty's results of operations for the three months ended November 30, 1996 have been combined with Horizon's results of operations for the same period. Prior to the exchange Specialty prepared its financial statements on a December 31 calendar year end which has subsequently been changed to conform to the Company's fiscal year end.

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

       CLAY CARE, INC.

       Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation, and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted

                           HORIZON HEALTH CORPORATION
       accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets by $855,738, of which $714,672 is recorded as goodwill and $141,066 as management contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

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

       For the three months ended November 30, 1997, PPS generated $1,863,523 in gross revenues, and net income of $93,994.

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

       NATIONAL MEDICAL MANAGEMENT SERVICES

       Effective January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc. (the "Division") and the Division has

                           HORIZON HEALTH CORPORATION
       been consolidated with the Company as of January 3, 1995 (see Note 10). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. The purchase price exceeded the fair value of the net assets acquired by $1,120,350, of which $120,350 is recorded as goodwill and $1,000,000 as management contacts. Tangible assets acquired and liabilities assumed totaled $6,755,415 and $2,808,566, respectively.


 5.    ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31, 1997 and November 30, 1997:

                                          August 31,     November 30,
                                             1997           1997
                                          ----------     ----------

     Outstanding claims                   $  416,552     $  834,628
     Reserve for contract adjustments      1,287,664      1,051,315
     Health insurance                        936,639        883,454
     Other                                 4,932,074      4,225,010
                                          ----------     ----------

                                          $7,572,929     $6,994,407
                                          ==========     ==========


 6.    LONG-TERM DEBT

       At August 31, 1997 and November 30,1997, the Company had the following long-term debt:


                                                   AUGUST  31,     NOVEMBER  30,
                                                      1997             1997
                                                  ------------     ------------

SANWA Leasing Corporation                                   --     $     46,263

Texas Commerce Bank - Revolving Credit Facility             --       11,000,000
                                                  ------------     ------------
                                                            --       11,046,263
                                                  ------------     ------------
Less current maturities                                     --          (22,290)
                                                  ------------     ------------
                                                            --     $ 11,023,973
                                                  ============     ============

       The Company currently has a capitalized lease for computer equipment with SANWA Leasing Corporation. The lease contains a bargain purchase option at the term of the Agreement.

       Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (TCB) for a revolving line of credit with maximum advance commitment of $11,000,000. On October 16, 1997, the Company increased its existing revolving line of credit from TCB from $11.0 million to $14.0 million. As of November 30, 1997, the Company has borrowings of $11.0 million outstanding against the available line of credit and has $2.0 million available for advances under the revolving credit facility.

                           HORIZON HEALTH CORPORATION

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

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility.

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

 8.    INCOME TAXES

       The Company recorded federal and state income taxes for the three months ended November 30, 1997 in the amount of $1,707,194 resulting in a combined tax rate of 40.3%.

                           HORIZON HEALTH CORPORATION

9.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

     Nine months ending August 31, 1998                      $  814,297
     For the year ending August 31, 1999                        779,816
     For the year ending August 31, 2000                        650,931
     For the year ending August 31, 2001                        557,047
     For the years ending August 31, 2002 and thereafter        181,923
                                                             ----------
                                                             $2,984,014


       Rent expense for the three months ended November 30, 1996, and 1997 totaled $251,992 and $243,174, respectively.

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

                           HORIZON HEALTH CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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


11.    RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make matching contributions at its discretion. For the three months ended November 30, 1996 and 1997 the Company recognized matching contributions of approximately $59,000 and $84,000 respectively.


12.    MOUNTAIN CREST HOSPITAL

       A subsidiary of the Company leased and began operating Mountain Crest Hospital ("MCH") in December 1990. In July 1994, the Company subleased MCH to MHM for a period commencing July 31, 1994 through December 31, 2000. The Company, which had previously guaranteed the obligations under the primary lease, has provided the substitute guaranty of MHM to the lessor. Management believes it has satisfied the conditions in the primary lease for release of its guaranty. The sublease requires monthly rental payments to the Company of 50% of operating cash flow, as defined, subject to a minimum monthly payment of $20,000, not to exceed $1,200,000 in the aggregate over the sublease life which expires upon expiration of the primary lease on December 31, 2000. As of November 30, 1997, the Company has received $904,000 of the $1,200,000 resulting in future receipts of $296,000 to be received on or before February 1, 1999 assuming minimum monthly payments of $20,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company provides contract management of clinical and related services for general acute care hospitals and is currently the leading manager of mental health programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last five years, the Company has increased its management contracts from 43 to a total of 194 as of November 30, 1997, and currently operates in 38 states. Of those management contracts, 176 related to mental health programs and 18 related to physical rehabilitation programs. The 194 management contracts cover 308 various treatment programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at November 30, 1997 provided outcome measurement services at 87 hospital locations.

     Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as contracts.

     On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1995, 1996 and 1997. Specialty was a contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. At August 11, 1997, Specialty had 44 management contracts. In the Specialty transaction, 1,400,000 shares of Horizon common stock were issued and exchanged for all outstanding shares of Speciality capital stock. The 1,400,000 shares represented approximately 20.1% of the Company's common stock outstanding after the acquisition. Upon the acquisition, the Specialty outstanding bank indebtedness of approximately $3.2 million was paid in full. Included in the Company's financial statements for the three months ended November 30, 1996 are the financial results of Specialty for the same period.

     Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation, and Geriatric has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of Geriatric by the purchase method as required by generally accepted accounting principles. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and, at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximatley $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's oustanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatric's tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as management contracts. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively.

     Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation, and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets of $855,738, of which $714,672 is recorded as goodwill and $141,066 as management contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively.

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

                            SUMMARY STATISTICAL DATA




                                           AUGUST 31,         NOVEMBER 30,
---------------------------------------------------------   ----------------
                                   1995    1996    1997           1997
---------------------------------------------------------   ----------------


NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation     146     163     181           179
Contract locations signed
   and unopened                      15      16      14            15
                                   ----    ----    ----          ----
Total contract locations            161     179     195           194
                                   ====    ====    ====          ====

SERVICES COVERED BY CONTRACTS
   IN OPERATION:

   Inpatient (A)                    138     156     166           165
   Partial Hospitalization (A)       64      84     104           103
   Outpatient                        15      20      24            27
   Home health                        1      13      17            13
   CQI Plus (under contract)         46      64      86            87

TYPES OF TREATMENT PROGRAMS
   IN OPERATION:

   Geropsychiatric (A)              102     144     197           193
   Adult psychiatric (A)             81      82      75            70
   Substance abuse (A)                9      20      10            12
   Physical Rehabilitation           23      22      20            21
   Other (A)                          2       5       9            12



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

RESULTS OF OPERATIONS

         The following table sets forth for the three months ended November 30, 1996 and 1997, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each quarter.



                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                 -------------------------------

                                                        1996        1997
                                                       ------      ------
Revenues:
  Contract management revenues ....................     92.0%       90.7%
  Patient services ................................      5.2         9.1
  Other ...........................................      2.8         0.2
                                                      ------      ------

Total revenues ....................................    100.0       100.0


Operating expenses
  Salaries and benefits ...........................     55.2        53.6
  Purchased services ..............................     13.7        16.6
  Provision for bad debts .........................      1.1         1.2
  Depreciation and amortization ...................      2.2         2.2
  Other ...........................................     12.7        12.1
                                                      ------      ------

Total operating expenses ..........................     84.9        85.7
                                                      ------      ------

Operating income ..................................     15.1        14.3
                                                      ------      ------

Interest and other income (expense), net ..........      0.1         0.2
                                                      ------      ------

Income before taxes ...............................     15.2        14.5

Income tax expense ................................      6.2         5.9
                                                      ------      ------

Income before minority interest ...................      9.0         8.6

Minority interest .................................       --          --
                                                      ------      ------

Net income ........................................      9.0%        8.6%
                                                      ======      ======

Number of contracts in operation, end of period ...      162         179

     THREE MONTHS ENDED NOVEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1996

     Revenue. Revenues for the three months ended November 30, 1997 were $29.3 million representing an increase of $2.4 million, or 8.9%, as compared to revenues of $26.9 million for the corresponding period in the prior fiscal year. An increase in contract management revenues accounted for $1.9 million of the $2.4 million increase in revenues. The $1.9 million increase in contract management revenues results from revenue recorded for Geriatric Medical Care, Inc. ("Geriatric") and Clay Care, Inc. ("CCI"). Horizon acquired 100% of the outstanding voting stock of Geriatric and CCI effective March 15, 1997 and consolidated Geriatric and CCI with Horizon as of the effective date of acquisition. An increase in patient service revenue accounted for $1.3 million of the $2.4 million increase in revenues. $690,000 of the $1.3 million increase in patient service revenue results from revenue recorded for Acorn Behavioral HealthCare Management Corporation ("Acorn"). Horizon acquired 100% of the outstanding voting stock of Acorn effective October 31, 1997 and consolidated Acorn with Horizon as of the effective date of acquisition. The remaining increase in patient service revenue results from the expansion of provider services at Florida Professional Psychological Services, Inc. ("PPS"). Other revenues decreased $700,000 due to a favorable cost report adjustment for Mountain Crest recorded in November 1996.

     Salaries and Benefits. Salaries and benefits for the three months ended November 30, 1997 were $15.7 million representing an increase of $887,000, or 6.0%, as compared to salaries and benefits of $14.8 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the three months ended November 30, 1997 were $14,338 representing an increase of $121 per full time equivalent, or 0.9%, as compared to salary and benefits cost of $14,217 per full time equivalent for the prior fiscal year. The number of full time equivalents for the three months ended November 30, 1997 was approximately 1,097, representing an increase of 53.0, or 5.1%, as compared to approximately 1,044 full time equivalents in the prior fiscal year.

     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended November 30, 1997 were $612,000 representing an increase of $14,000, or 2.3%, as compared to depreciation and amortization expenses of $597,000 for the corresponding period in the prior fiscal year. An increase of $52,000 is due to the amortization of goodwill of $9.3 million, $4.5 million, and $700,000 resulting from the acquisition of Acorn, Geriatric and CCI, respectively. Amortization expense also increased $63,000 in relation to the value placed on the contracts of Acorn, Geriatric and CCI. These increases were offset by a decrease in amortization expense of $37,000 associated with contracts acquired in 1990 which were fully amortized at February 1997. These increases were also offset by the recording of an additional $73,000 of depreciation expense in November 1996 due to the change in the Company's definition of a capital expenditure. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

     Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 1997 were $8.8 million representing an increase of $1.4 million, or 18.9%, as compared to other operating expenses of $7.4 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

     Purchased services included a $635,000 increase in direct service fees for the three months ended November 30, 1997 as compared to the same period in the prior fiscal year as a result of the expansion of provider services at PPS and the acquisition of Acorn on October 31, 1997. Direct service fees increased $460,000 at PPS and $175,000 in relation to Acorn, respectively. In addition, an increase occurred in purchased services due to an increase of $397,000 in consulting fees. Consulting fees increased $164,000 as a result of software upgrades at the regional offices and National Support Center, $50,000 resulting from the acquisition of Geriatric and CCI effective March 15, 1997, $53,000 is related to the annual Program Directors conference, and $32,000 related to a Mental Health Outcomes assessment study. Purchased services also includes a $27,000 increase in Medical Directors' administrative fees for the three months ended November 30, 1997 as compared to the three months ended November 30, 1996. Medical Directors' administrative fees increased $163,000 and $50,000 as a result of the acquisitions of Geriatric and CCI effective March 15, 1997. This increase was offset by a decline in Medical

Directors' administrative fees between the periods resulting from certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees.

     Bad Debt Expense was $355,000 for the three months ended November 30, 1997 as compared to $308,000 for the three months ended November 30, 1996. This increase was primarily due to the non-timely payment by contracted hospitals.

     Other operating expense was $3.6 million for the three months ended November 30, 1997 as compared to $3.4 million for the three months ended November 30, 1996. This increase primarily results from the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn effective October 31, 1997.

     Interest and Other Income (Expense), Net. Interest income, net of interest expense, and other income for the three months ended November 30, 1997 was $44,000, as compared to net interest expense and other income of $37,000 for the corresponding period in the prior fiscal year. This change results primarily from interest income of $7,000 related to Acorn, which was acquired October 31, 1997.

     Income Tax Expense. For the three month period ended November 30, 1997, the Company recorded federal and state income taxes of $1,707,000 resulting in a combined tax rate of 40.3%. For the three month period ended November 30, 1996, the Company recorded federal and state income taxes of $1,686,000 resulting in a combined tax rate of 41.2%.


LIQUIDITY AND CAPITAL RESOURCES

     On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facilty to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility.

     The following summary of certain material provisions of the Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Credit Agreement, a copy of which is filed as
Exhibit 10.2 to this Quarterly Report on Form 10-Q, and is available from the Company upon request.

     The Company is the borrower under the New Credit Facility which is unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Advance Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Once a drawdown is made under the Advance Term Loan Facility, the commitment thereunder will be reduced by the amount funded. Amounts outstanding under the Advance Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the New Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999).

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $20.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The New Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

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

     The Company believes that its cash flow from operations, cash of $1.8 million at November 30, 1997 and $2.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $1.2 million. The Company is likely to require additional capital to fund any further acquisitions.

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

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.


NUMBER            EXHIBIT

   3.1      -       Certificate of Incorporation of the Company, as amended
                    (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

   3.2      -       Amended and Restated Bylaws of the Company, as amended
                    (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16,
                    1995 to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration
                    No. 33-88314).

   4.1      -       Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11,
                    1997).

   4.2      -       Rights Agreement, dated February 6, 1997, between the
                    Company and American Stock Transfer & Trust Company, as
                    Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A,
                    Registration No. 000-22123, as filed with the Commission on February 7, 1997).

  10.1      -       Stock Purchase Agreement, dated October 20, 1997, among the
                    Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C.
                    Goldsmith and Acorn Behavioral HealthCare Management
                    Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September
                    1, 1997).

  10.2      -       Credit Agreement dated December 9, 1997 among the Company,
                    Texas Commerce Bank National Association, ("TCB") as Agent, and the banks named therein (filed herewith).

  10.3      -       First Amendment to Letter Loan Agreement and Note
                    Modification Agreement dated December 9, 1997 among North
                    Central Development Company, the Company and its subsidiaries and TCB (filed herewith).

  11.1      -       Statement Regarding Computation of Per Share Earnings (filed herewith).

  27.1      -       Financial Data Schedule (filed herewith).

         (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

             Current Report on Form 8-K dated September 1, 1997 and filed with the Commission on October 21, 1997. The items reported were: (i) the financial results for thirty days of combined operations following the Company's acquisition of Specialty Healthcare Management, Inc., which included the Consolidated Statement of Income of the Company for the month ended September 30, 1997; (ii) the Company entering into a Stock Purchase Agreement to acquire Acorn Behavioral HealthCare Management Corporation ("Acorn"); (iii) the amendment to increase the Company's existing revolving credit facility with TCB to $14.0 million; (iv) the Company entering into a commitment letter with TCB and Chase Securities, Inc. relating to a new $50.0 million senior secured credit facility; (v) the Company entering into an Executive Retention Agreement with James Ken Newman; and (vi) certain amendments to the existing stock option plans of the Company.

             Current Report on Form 8-K dated October 31, 1997 and filed with the Commission on November 5, 1997. The item reported was the Company's consummation of its acquisition of Acorn on October 31, 1997. The Financial Statements of Acorn as of and for the year ended August 31, 1997 and Unaudited Pro Forma Condensed Combined Financial Statements of the Company and Acorn as of and for the year ended August 31, 1997 were filed as part of such Current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: DECEMBER 19, 1997
                                  HORIZON HEALTH CORPORATION


                                  BY:  /s/ James W. McAtee
                                     ------------------------------------------
                                                   JAMES W. MCATEE
                                        EXECUTIVE VICE PRESIDENT, FINANCE AND
                                           ADMINISTRATION, CHIEF FINANCIAL
                                                OFFICER AND TREASURER

                                INDEX TO EXHIBITS


 3.1 - Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

 3.2 - Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314).

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

10.1 - Stock Purchase Agreement, dated October 20, 1997, among the Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

10.2 - Credit Agreement dated December 9, 1997 among the Company, Texas Commerce Bank National Association, ("TCB") as Agent, and the banks named therein (filed herewith).

10.3 - First Amendment to Letter Loan Agreement and Note Modification Agreement dated December 9, 1997 among North Central Development Company, the Company and its subsidiaries and TCB (filed herewith).

11.1 - Statement Regarding Computation of Per Share Earnings (Filed herewith).

27.1   -  Financial Data Schedule (filed herewith).