Form 10-Q
period 1998-02-28
HORIZON HEALTH CORP /DE/
filed 1998-04-03
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended February 28, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File number 1-13626
                                                -------

                           HORIZON HEALTH CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      75-2293354
          --------                                      ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             1500 Waters Ridge Drive
                          Lewisville, Texas 75057-6011
                          ----------------------------
          (Address of principal executive offices, including zip code)

                                 (972) 420-8200
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No  [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 Par Value, as of March 31, 1998 was 7,227,512 shares.

                                      INDEX

                           HORIZON HEALTH CORPORATION






PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.......................................................................................3

          HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1997
                  and February 28, 1998 (unaudited).................................................................3

                  Consolidated Statements of Operations for the three months ended February 28, 1997 and February 28, 1998 (each unaudited)....................................5

                  Consolidated Statements of Operations for the six months ended
                  February 28, 1997 and February 28, 1998 (each unaudited)..........................................6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 28, 1997 and February 28, 1998 (each unaudited)..........................................7

                  Notes to Consolidated Financial Statements (unaudited)............................................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................................................................15



PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS...................................................................................................24


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................25

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS



                                                           AUGUST 31, 1997 FEBRUARY 28, 1998
                                                           --------------- -----------------
                                                                              (UNAUDITED)
CURRENT ASSETS:
    Cash and short-term investments                          $ 5,516,575     $ 2,567,038
    Accounts receivable less allowance for uncollectible
        accounts of $1,357,423 at August 31, 1997 and
        $1,683,632 at February 28, 1998                       11,995,254      15,821,911
    Receivable from employees                                     63,303          58,232
    Prepaid expenses and supplies                                182,208         270,289
    Income taxes receivable                                      951,256             ---
    Other receivables                                             51,877         526,670
    Other current assets                                         170,154         599,014
    Current deferred taxes                                     1,687,512       2,035,441
                                                             -----------     -----------

          TOTAL CURRENT ASSETS                                20,618,139      21,878,595
                                                             -----------     -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                  3,694,717       4,255,138
    Building improvements                                        255,406         328,040
                                                             -----------     -----------
                                                               3,950,123       4,583,178

    Less accumulated depreciation                              2,208,083       2,584,248
                                                             -----------     -----------
                                                               1,742,040       1,998,930

Goodwill, net of accumulated amortization
    of $2,078,177 at August 31, 1997, and
    $2,451,943 at February 28, 1998                           21,553,594      30,998,656
Service contracts, net of accumulated
    amortization of $2,744,666 at August 31, 1997
    and $3,346,947 at February 28, 1998                        4,451,426       7,423,980
Other assets                                                     363,208         746,111
                                                             -----------     -----------
           TOTAL ASSETS                                      $48,728,407     $63,046,272
                                                             ===========     ===========






           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS




                                                                      AUGUST 31, 1997 FEBRUARY 28, 1998
                                                                      --------------- -----------------
                                                                                         (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                     $ 1,747,393     $   757,108
    Employee compensation and benefits                                     6,233,477       6,050,959
    Accrued expenses                                                       7,572,929       6,114,872
    Current debt maturities                                                      ---          18,470
                                                                         -----------     -----------
          TOTAL CURRENT LIABILITIES                                       15,553,799      12,941,409

     Other liabilities                                                       355,803         613,125
     Long-term debt, net of current debt maturities (Note 4)                     ---      11,018,451
     Deferred income taxes                                                   987,704       1,085,492
                                                                         -----------     -----------
          TOTAL LIABILITIES                                               16,897,306      25,658,477
                                                                         -----------     -----------

Commitments and contingencies (Note 6)                                           ---             ---

Minority interest                                                            148,648          35,536

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                                    ---             ---
    Common stock, $.01 par value, 40,000,000 shares
       authorized; 6,966,762 shares issued
       outstanding at August 31, 1997 and 7,082,012
       shares issued and outstanding at February 28, 1998                     69,668          70,820
    Additional paid-in capital                                            16,739,425      17,328,198
    Retained earnings                                                     14,873,360      19,953,241
                                                                         -----------     -----------
                                                                          31,682,453      37,352,259
                                                                         -----------     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                           $48,728,407     $63,046,272
                                                                         ===========     ===========





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     THREE MONTHS ENDED FEBRUARY 28,
                                                     -------------------------------
                                                         1997               1998
                                                     ------------      -------------
Revenues:
   Contract management                               $ 24,948,720      $ 25,197,604
   Patient services                                     1,391,099         4,137,325
   Other                                                   23,798            65,542
                                                     ------------      ------------
Total revenues                                         26,363,617        29,400,471

Expenses:
   Salaries and benefits                               14,751,087        16,347,702
   Purchased services                                   3,900,419         4,910,917
   Provision for bad debts                              1,134,948           (74,124)
   Depreciation and amortization                          499,508           740,314
   Other                                                2,777,588         3,058,587
                                                     ------------      ------------
Total operating expenses                               23,063,550        24,983,396

Other income (expense):
   Interest expense                                      (115,027)         (169,198)
   Interest and other income                              161,142           107,582
   Loss on sale of fixed assets                              (546)              ---
                                                     ------------      ------------
Income before income taxes and minority interest        3,345,636         4,355,459
Income tax expense                                      1,313,531         1,771,801
                                                     ------------      ------------

Income before minority interest                         2,032,105         2,583,658
Minority interest (Note 3)                                 27,486            27,772
                                                     ------------      ------------

Net income                                           $  2,004,619      $  2,555,886
                                                     ============      ============

Earnings per common share:
   Basic                                             $        .29      $        .36
                                                     ============      ============
   Diluted                                           $        .26      $        .33
                                                     ============      ============

Weighted average shares outstanding:
   Basic                                                6,908,158         7,070,265
                                                     ============      ============
   Diluted                                              7,680,541         7,742,168
                                                     ============      ============









          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     SIX MONTHS ENDED FEBRUARY 28,
                                                     ------------------------------
                                                         1997              1998
                                                     ------------      ------------
Revenues:
   Contract management                               $ 49,668,829      $ 51,796,507
   Patient services                                     2,806,125         6,807,763
   Other                                                  768,617           118,613
                                                     ------------      ------------
Total revenues                                         53,243,571        58,722,883

Expenses:
   Salaries and benefits                               29,593,156        32,076,271
   Purchased services                                   7,579,651         9,769,596
   Provision for bad debts                              1,442,692           280,903
   Depreciation and amortization                        1,096,961         1,352,211
   Other                                                6,172,331         6,633,508
                                                     ------------      ------------
Total operating expenses                               45,884,791        50,112,489

Other income (expense):
   Interest expense                                      (221,330)         (230,753)
   Interest and other income                              304,682           213,195
   Loss on sale of fixed assets                            (3,061)              ---
                                                     ------------      ------------

Income before income taxes and minority interest        7,439,071         8,592,836
Income tax expense                                      2,999,913         3,478,995
                                                     ------------      ------------

Income before minority interest                         4,439,158         5,113,841
Minority interest (Note 3)                                 51,560            33,960
                                                     ------------      ------------

Net income                                           $  4,387,598      $  5,079,881
                                                     ============      ============

Earnings per common share:
   Basic                                             $        .64      $        .72
                                                     ============      ============
   Diluted
                                                              .57               .66
                                                     ============      ============

Average shares outstanding:
   Basic                                                6,892,088         7,025,176
                                                     ============      ============
   Diluted                                              7,663,425         7,751,705
                                                     ============      ============









          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             SIX MONTHS ENDED SIX MONTHS ENDED
                                                               FEBRUARY 28,      FEBRUARY 28,
                                                                  1997              1998
                                                             ---------------- ----------------
Operating Activities:
   Net income                                                 $  4,387,598      $  5,079,881
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                              1,096,961         1,352,211
      Minority interest                                             51,560            33,960
      Deferred income taxes                                       (787,708)           18,195
      Loss on sale of equipment                                      3,061               ---
      Deferred compensation                                          4,167               ---
Changes in net assets and liabilities:
   Increase in restricted cash                                    (325,279)              ---
   Increase in accounts receivable                              (2,813,158)       (3,650,506)
   Increase in notes and other receivables                        (145,181)         (469,322)
   Decrease in income taxes receivable                             522,451           951,256
   Increase in prepaid expenses and supplies                       (91,867)          (75,166)
   Increase in other assets                                       (234,500)       (1,158,366)
   Decrease in accounts payable and accrued expenses              (108,684)       (2,557,756)
   Decrease in income taxes payable                               (183,972)              ---
   Decrease in payable to health insurance program                (661,248)              ---
   Increase in other liabilities                                   137,208           257,322

                                                              ------------      ------------
Net cash provided by (used in) operating activities                851,409          (218,291)
                                                              ------------      ------------

Investing activities:
   Purchase of property and equipment                             (937,330)         (549,154)
   Proceeds from sale of equipment                                  10,370               ---
   Payment for 16% purchase of Professional Psychological
       Services, Inc., net of cash acquired                            ---          (831,879)
   Final payment for 80% purchase of Professional
       Psychological Services, Inc., net of cash acquired              ---          (200,985)
   Payment for purchase of Acorn Behavioral HealthCare
       Management Corporation, net of cash acquired                    ---       (12,726,120)
                                                              ------------      ------------
Net cash used in investing activities                             (926,960)      (14,308,138)
                                                              ------------      ------------

Financing activities:
   Payments on long-term debt                                      (13,033)
   Proceeds from long term borrowings                              116,820        11,000,000
   Net proceeds from issuance of common stock                      145,698           203,687
   Tax benefit related to stock option exercise                    244,105           386,238

                                                              ------------      ------------
Net cash provided by financing activities                          506,623        11,576,892
                                                              ------------      ------------

Net increase (decrease) in cash and short term investments         431,072        (2,949,537)
Cash and short-term investments at beginning of period           8,369,838         5,516,575
                                                              ------------      ------------
Cash and short-term investments at end of period              $  8,800,910      $  2,567,038
                                                              ============      ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
       Interest                                               $    221,330      $    230,753
                                                              ============      ============
       Income taxes                                           $  3,006,774      $  2,809,944
                                                              ============      ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                                   SIX MONTHS ENDED    SIX MONTHS ENDED
                                                     FEBRUARY 28,        FEBRUARY 28,
                                                         1997               1998
                                                   ----------------    ----------------
Supplemental disclosure of non-cash investing
activities:
Payment for 16% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                             $    911,472
                                                                          ------------
Cash paid                                                                     (831,879)
                                                                          ------------
Liabilities assumed                                                       $     79,593
                                                                          ============
Final payment for 80% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                             $    200,985
                                                                          ------------
Cash paid                                                                     (200,985)
                                                                          ------------
Liabilities assumed                                                       $        ---
                                                                          ============
Payment for Acorn Behavioral HealthCare Management
   Corporation
Fair value of assets acquired                                             $ 12,904,189
                                                                          ------------
Cash paid                                                                 $(12,726,357)
                                                                          ------------
Liabilities assumed                                                       $    177,832
                                                                          ============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon"), formerly known as Horizon Mental Health Management, Inc., is a contract manager of clinical and related services, primarily of mental health programs, offered by general acute care hospitals in the United States. These management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; and Boston, Massachusetts metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. (now known as Chase Bank of Texas, National Association). (See Note 3)

       Effective February 27, 1998, the Company acquired sixteen percent (16%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). The purchase price of approximately $831,000 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS and was funded by incurring debt on the advance term loan facility with Texas Commerce Bank (now known as Chase Bank of Texas, National Association). (See Note 3)

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at February 28, 1998, the consolidated statements of operations for the three and six month periods ended February 28, 1997 and 1998, and the consolidated statements of cash flows for the six months ended February 28, 1997 and 1998 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1997. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 1998, and the results of operations for the three and six months ended February 28, 1997 and 1998.

       Operating results for the three month and six month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


2.     EARNINGS PER SHARE

       Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options and warrants were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All prior-period earnings per share data presented has been restated in accordance with SFAS 128.


3.     ACQUISITIONS

       ACORN

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as contracts.

       The unaudited pro forma combined results of operations of the Company and Acorn for the six months ended February 28, 1997 and 1998 after giving effect to certain pro forma adjustments are as follows:

                                Six Months Ended   Six Months Ended
                                February 28, 1997  February 28, 1998
                                 --------------     --------------
Revenue                          $   54,920,296     $   60,107,863
                                 ==============     ==============


Net income                       $    4,475,039     $    5,233,639
                                 ==============     ==============


Net income per common share:
Basic                            $          .65     $          .74
                                 ==============     ==============

Diluted                          $          .58     $          .68
                                 ==============     ==============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



       SPECIALTY HEALTHCARE MANAGEMENT, INC.

       On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc., ("Specialty") The exchange has been accounted for under the pooling of interests method. Accordingly, the February 28, 1997 financial statements presented have been restated to include the results of Specialty. Specialty's results of operations for the three and six months ended February 28, 1997 have been combined with Horizon's results of operations for the same period. Prior to the exchange Specialty prepared its financial statements on a December 31 calendar year end which has subsequently been changed to conform to the Company's fiscal year end.

       GERIATRIC MEDICAL CARE, INC.

       Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc. ("Geriatric") and Geriatric has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of Geriatric by the purchase method as required by generally accepted accounting principles. Geriatric is a contract manager of mental health services for acute care hospitals. At March 15, 1997, Geriatric had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatric's tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as service contracts. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

       CLAY CARE, INC.

       Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., ("CCI") a Texas corporation, and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets by $855,738, of which $714,672 is recorded as goodwill and $141,066 as service contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



       INVESTMENT IN PPS

       On July 31, 1996, the Company acquired eighty percent (80%) of the outstanding common stock of PPS, and PPS has been consolidated with the Company as of August 1, 1996. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The final purchase price of $3,324,310 was based primarily on a multiple of the 1996 pre-tax income of PPS. The purchase price exceeded the fair value of PPS' net assets by $3,298,885 which is recorded as goodwill. Assets acquired and liabilities assumed totaled $540,960 and $515,535, respectively. Cash payments for the purchase of PPS, net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997.

       On February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. The purchase price of $831,879 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. On March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms, for a purchase price of approximately $208,000. The acquisitions were funded by incurring debt of approximately $1.0 million under the term loan facility.

       For the six months ended February 28, 1998, PPS generated $3,884,425 in gross revenues, and net income of $208,210.


4.     LONG-TERM DEBT

       At August 31, 1997 and February 28, 1998, the Company had the following long-term debt:


                                                 AUGUST 31,     FEBRUARY 28,
                                                    1997            1998
                                                -----------     ------------
SANWA Leasing Corporation                               ---     $    36,921

Chase Bank of Texas, National Association -
   Revolving Credit Facility                            ---       8,000,000

Chase Bank of Texas, National Association-
Advance                                                 ---       3,000,000
                                                -----------     -----------

                                                        ---      11,036,921
                                                -----------     -----------
Less current maturities                                 ---          18,470
                                                -----------     -----------
                                                        ---     $11,018,451
                                                ===========     ===========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       The Company currently has a capitalized lease for computer equipment with SANWA Leasing Corporation. The lease contains a bargain purchase option at the term of the Agreement.

       On October 16, 1997, the Company increased its existing revolving line of credit from TCB from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association, (now known as Chase Bank of Texas, National Association) as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of February 28, 1998, the Company has borrowings of $8.0 million outstanding against the revolving credit facility and $3.0 million outstanding against the advance term loan facility.

       The New Credit Facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the LIBOR Rate plus the LIBOR Margin, as defined. The Base Rate Margin and LIBOR Margins vary depending on the debt coverage ratio of the Company.

       The revolving credit facility matures on November 30, 2000 and the advance term loan facility matures on November 30, 2002.

5.     STOCK OPTIONS

       On October 17, 1997, the board of directors adopted the 1998 Stock Option Plan and such plan was approved by the stockholders of the Company on January 23, 1998. The 1998 Stock Option Plan authorizes the granting of nonqualified stock options to purchase up to 500,000 shares of common stock, which have been reserved for issuance under this plan, to such directors, officers, employees, and consultants of the Company and its subsidiaries as may be designated by the Compensation and Option Committee of the board of directors. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

6.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

              Six months ending August 31, 1998                          $   677,520
              For the year ending August 31, 1999                          1,043,087
              For the year ending August 31, 2000                            674,339
              For the year ending August 31, 2001                            559,063
              For the years ending August 31, 2002 and thereafter            182,931
                                                                         -----------
                                                                         $ 3,136,940

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       Rent expense for the six months ended February 28, 1997, and 1998 totaled $467,486 and $550,867, respectively.

       The Company leases a building it occupies as its executive offices and National Support Center in Lewisville, Texas. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term in September 2001, if it is not sold to a third party, or the Company does not extend its lease.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company provides contract management of clinical and related services for general acute care hospitals and is currently the leading manager of mental health programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last five years, the Company has increased its management contracts from 43 to a total of 184 as of February 28, 1998, and currently operates in 37 states. Of those management contracts, 166 related to mental health programs and 18 related to physical rehabilitation programs. The 184 management contracts cover 287 various treatment programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at February 28, 1998 provided outcome measurement services at 88 hospital locations.

         On February 27, 1998, the Company acquired sixteen percent (16%) of the outstanding common stock of PPS. The purchase price of $831,879 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. Effective March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms, for a purchase price of approximately $208,000. These acquisitions were funded by incurring debt of approximately $1.0 million under the term loan facility. The Company had previously acquired eighty percent (80%) of the outstanding common stock of PPS in July 1996, further described below.

         Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as service contracts.

         On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1995, 1996 and 1997. Specialty was a contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. At August 11, 1997, Specialty had 44 management contracts. In the Specialty transaction, 1,400,000 shares of Horizon common stock were issued and exchanged for all outstanding shares of Specialty capital stock. The 1,400,000 shares represented approximately 20.1% of the Company's common stock outstanding after the acquisition. Upon the acquisition, the Specialty outstanding bank indebtedness of approximately $3.2 million was paid in full. Included in the Company's financial statements for the three and six months ended February 28, 1997 are the financial results of Specialty for the same period.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric, and Geriatric has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of Geriatric by the purchase method as required by generally accepted accounting principles. Geriatric is a contract manager of mental health services for acute care hospitals. At March 15, 1997, Geriatric had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid at closing from existing cash of the Company, included retiring essentially all of Geriatric's outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatric's tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as service contracts. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively.

         Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of CCI and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI is a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets of $855,738, of which $714,672 is recorded as goodwill and $141,066 as service contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively.

         In July 1996, the Company acquired 80% of the outstanding common stock of PPS. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. PPS has been consolidated with the Company as of August 1, 1996. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed mental health programs and employee assistance programs. The purchase price for 80% of the outstanding capital stock was approximately $3.3 million, based primarily on a 6.25 multiple of the 1996 pre-tax income of PPS, and was paid from existing cash. In addition, the Company obtained an option to acquire the remaining 20% of the outstanding PPS common stock at a future date, which the Company has exercised as described above.

                            SUMMARY STATISTICAL DATA




                                                        AUGUST 31,                  NOVEMBER 30,       FEBRUARY 28,
-----------------------------------------------------------------------------     ----------------     ------------
                                              1995         1996          1997                 1997             1998
-----------------------------------------------------------------------------     ----------------     ------------
NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                146          163           181                  179              172
Contract locations signed
   and unopened                                 15           16            14                   15               12
                                               ---          ---           ---                  ---              ---
Total contract locations                       161          179           195                  194              184
                                               ===          ===           ===                  ===              ===


SERVICES COVERED BY CONTRACTS
   IN OPERATION:

   Inpatient (A)                               138          156           166                  165              150
   Partial Hospitalization (A)                  64           84           104                  103               98
   Outpatient                                   15           20            24                   27               28
   Home health                                   1           13            17                   13               13
   CQI Plus (under contract)                    46           64            86                   87               88

TYPES OF TREATMENT PROGRAMS
   IN OPERATION:

   Geropsychiatric (A)                         102          144           197                  193              189
   Adult psychiatric (A)                        81           82            75                   70               60
   Substance abuse (A)                           9           20            10                   12               12
   Physical Rehabilitation                      23           22            20                   21               20
   Other (A)                                     2            5             9                   12                6



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

       Note:   The above table does not include managed care services.

RESULTS OF OPERATIONS

         The following table sets forth for the three and six months ended February 28, 1997 and 1998, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each period.


                                             THREE MONTHS                           SIX MONTHS
                                          ENDED FEBRUARY 28,                    ENDED  FEBRUARY 28,
                                         -------------------                   ---------------------
                                         1997           1998                   1997             1998
                                         ----           ----                   ----             ----
Revenues:
   Contract management revenues          94.6%          85.7%                  93.3%            88.2%
   Patient services                       5.3           14.1                    5.3             11.6
   Other                                  0.1            0.2                    1.4              0.2
                                        -----          -----                  -----            -----

Total revenues                          100.0          100.0                  100.0            100.0

Operating expenses
   Salaries and benefits                 56.0           55.7                   55.6             54.6
   Purchased services                    14.8           16.7                   14.2             16.6
   Provision for bad debts                4.3          (0.3)                    2.7              0.5
   Depreciation and amortization          1.9            2.5                    2.1              2.3
   Other                                 10.5           10.4                   11.6             11.3
                                        -----          -----                  -----            -----

Total operating expenses                 87.5           85.0                   86.2             85.3
                                        -----          -----                  -----            -----

Operating income                         12.5           15.0                   13.8             14.7
                                        -----          -----                  -----            -----

Interest and other income
(expense), net                            0.2          (0.2)                    0.2            (0.1)
                                        -----          -----                  -----            -----

Income before taxes                      12.7           14.8                   14.0             14.6

Income tax expense                        5.0            6.0                    5.7              5.9
                                        -----          -----                  -----            -----

Income before minority interest           7.7            8.8                    8.3              8.7

Minority interest                         0.1            0.1                    0.1              ---
                                        -----          -----                  -----            -----

Net income                                7.6%           8.7%                   8.2%             8.7%
                                        =====          =====                  =====            =====

Number of contracts in operation,
end of period                             162            172                    162              172

              THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE
                      THREE MONTHS ENDED FEBRUARY 28, 1997

         Revenue. Revenues for the three months ended February 28, 1998 were $29.4 million representing an increase of $3.0 million, or 11.4%, as compared to revenues of $26.4 million for the corresponding period in the prior fiscal year. An increase in contract management revenues accounted for $249,000 of the $3.0 million increase in revenues. Contract management revenues increased $1.7 million as a result of revenue recorded for Geriatric and CCI. Horizon acquired 100% of the outstanding voting stock of Geriatric and CCI effective March 15, 1997 and consolidated Geriatric and CCI with Horizon as of the effective date of acquisition. The $1.7 million increase is offset, in part, by a decrease in contract management revenues of $868,000 at locations that have been under Horizon management during all periods reported. In addition, the average number of contract locations in operation, excluding contracts acquired from Geriatric and CCI, decreased from 162.9 for the three months ended February 28, 1997, to
153.8 for the three months ended February 28, 1998, a decrease of 5.6%. An increase in patient service revenue accounted for $2.7 million of the $3.0 million increase in revenues. $2.1 million of the $2.7 million increase in patient service revenue results from revenue recorded for Acorn. Horizon acquired 100% of the outstanding voting stock of Acorn effective October 31, 1997 and consolidated Acorn with Horizon as of the effective date of acquisition. The remaining increase in patient service revenue results from the expansion of provider services at PPS.

         Salaries and Benefits. Salaries and benefits for the three months ended February 28, 1998 were $16.3 million representing an increase of $1.5 million, or 10.1%, as compared to salaries and benefits of $14.8 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the three months ended February 28, 1998 were $14,403 representing an increase of $33 per full time equivalent, or 0.2%, as compared to salary and benefits cost of $14,363 per full time equivalent for the prior fiscal year. The number of full time equivalents for the three months ended February 28, 1998 was approximately 1,135, representing an increase of 108, or 10.5%, as compared to approximately 1,027 full time equivalents in the prior fiscal year. FTE's increased 71, 8, and 33 as a result of the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn, effective October 31, 1997. This increase is offset by a decline in FTE's resulting from a decrease in the average number of contract locations in operation, excluding contracts acquired from Geriatric and CCI, from 162.9 for the three months ended February 28, 1997, to 153.8 for the three months ended February 28, 1998, a decrease of 5.6%.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 28, 1998 were $740,000 representing an increase of $240,000, or 48.0%, as compared to depreciation and amortization expenses of $500,000 for the corresponding period in the prior fiscal year. An increase of $90,000 is due to the amortization of goodwill of $9.3 million, $4.5 million, and $700,000 resulting from the acquisition of Acorn, Geriatric and CCI, respectively. Amortization expense also increased $144,000 in relation to the value placed on the contracts of Acorn, Geriatric and CCI. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended February 28, 1998 were $7.9 million representing an increase of $82,000, or 1.1%, as compared to other operating expenses of $7.8 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $999,000 increase in direct service fees for the three months ended February 28, 1998 as compared to the same period in the prior fiscal year as a result of the expansion of provider services at PPS and the acquisition of Acorn on October 31, 1997. Direct service fees increased $439,000 at PPS and $560,000 in relation to Acorn, respectively. In addition, an increase occurred in purchased services due to an increase of $108,000 in consulting fees. Consulting fees increased $51,000 resulting from the acquisition of Geriatric and CCI effective March 15, 1997, $23,000 is related to recruiting consultation, and $13,000 is related to the annual Program Directors Conference. Purchased services also includes a $209,000 decrease in Medical Directors' administrative fees for the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. Medical Directors' administrative fees increased $114,000 and $37,000 as a result of the acquisitions of Geriatric and CCI effective March 15, 1997. This increase was offset by a decline in Medical

Directors' administrative fees between the periods resulting from certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees.

         Bad debt expense decreased $1.2 million for the three months ended February 28, 1998 as compared to the three months ended February 28, 1997. $707,000 of the decrease related to one Specialty contract which terminated April 30, 1997. The remaining decrease was primarily due to payments received for amounts previously reserved.

         Other operating expense was $3.1 million for the three months ended February 28, 1998 as compared to $2.8 million for the three months ended February 28, 1997. This increase primarily results from the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn effective October 31, 1997.

         Interest and Other Income (Expense), Net. Interest expense, net of interest income, and other income for the three months ended February 28, 1998 was $62,000, as compared to net interest income and other income of $46,000 for the corresponding period in the prior fiscal year. This change results from an increase in interest expense of $52,000 due to an increase in outstanding credit facilities, and a decrease in interest income of $55,000 due to a decrease in cash from $8.8 million at February 28, 1997 to $2.6 million at February 28, 1998.

         Income Tax Expense. For the three month period ended February 28, 1998, the Company recorded federal and state income taxes of $1.8 million resulting in a combined tax rate of 40.7%. For the three month period ended February 28, 1998, the Company recorded federal and state income taxes of $1.3 million resulting in a combined tax rate of 39.3%.


               SIX MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THE
                       SIX MONTHS ENDED FEBRUARY 28, 1997

         Revenue. Revenues for the six months ended February 28, 1998 were $58.7 million representing an increase of $5.5 million, or 10.3%, as compared to revenues of $53.2 million for the corresponding period in the prior fiscal year. An increase in contract management revenues accounted for $2.1 million of the $5.5 million increase in revenues. Contract management revenues increased $3.6 million as a result of revenue recorded for Geriatric and CCI. Horizon acquired 100% of the outstanding voting stock of Geriatric and CCI effective March 15, 1997 and consolidated Geriatric and CCI with Horizon as of the effective date of acquisition. The $3.6 million increase is offset, in part, by a decrease in contract management revenues of $991,000 at locations that have been under Horizon management during all periods reported. In addition, the average number of contract locations in operation, excluding contracts acquired from Geriatric and CCI, decreased from 162.3 for the six months ended February 28, 1997, to
156.3 for the six months ended February 28, 1998, a decrease of 3.7%. An increase in patient service revenue accounted for $4.0 million of the $5.5 million increase in revenues. $2.7 million of the $4.0 million increase in patient service revenue results from revenue recorded for Acorn. Horizon acquired 100% of the outstanding voting stock of Acorn effective October 31, 1997 and consolidated Acorn with Horizon as of the effective date of acquisition. The remaining increase in patient service revenue results from the expansion of provider services at PPS. Other revenues decreased $700,000 due to a favorable cost report adjustment for Mountain Crest recorded in November 1996.

         Salaries and Benefits. Salaries and benefits for the six months ended February 28, 1998 were $32.1 million representing an increase of $2.5 million, or 8.4%, as compared to salaries and benefits of $29.6 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the six months ended February 28, 1998 were $28,742 representing an increase of $166 per full time equivalent, or 0.6%, as compared to salary and benefits cost of $28,565 per full time equivalent for the prior fiscal year. The number of full time equivalents for the six months ended February 28, 1998 was approximately 1,116, representing an increase of 80, or 7.7%, as compared to approximately 1,036 full time equivalents in the prior fiscal year. FTE's increased 73,8, and 50 as a result of the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn effective October 31, 1997. This increase is offset by a decline in FTE's, resulting from a decrease in the average number of contract locations in operation, excluding contracts acquired from Geriatric and CCI from 162.3 for the six months ended February 28, 1997, to 156.3 for the six months ended February 28, 1998, a decrease of 3.7%.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 28, 1998 were $1.4 million representing an increase of $255,000, or 23.2%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. An increase of $142,000 is due to the amortization of goodwill of $9.3 million, $4.5 million, and $700,000 resulting from the acquisition of Acorn, Geriatric and CCI, respectively. Amortization expense also increased $207,000 in relation to the value placed on the contracts of Acorn, Geriatric and CCI. These increases were offset by a decrease in amortization expense of $75,000 associated with contracts acquired in 1990 which were fully amortized in February 1997. These increases were also offset by the recording of an additional $73,000 of depreciation expense in November 1996 due to the change in the Company's definition of a capital expenditure. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the six months ended February 28, 1998 were $16.7 million representing an increase of $1.5 million, or 9.9%, as compared to other operating expenses of $15.2 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $1.6 million increase in direct service fees for the six months ended February 28, 1998 as compared to the same period in the prior fiscal year as a result of the expansion of provider services at PPS and the acquisition of Acorn on October 31, 1997. Direct service fees increased $888,000 at PPS and $727,000 in relation to Acorn, respectively. In addition, an increase occurred in purchased services due to an increase of $505,000 in consulting fees. Consulting fees increased $164,000 as a result of software upgrades at the regional offices and National Support Center, $100,000 resulting from the acquisition of Geriatric and CCI effective March 15, 1997, $11,000 in relation to Acorn, $66,000 is related to the annual Program Directors conference, and $32,000 is related to a Mental Health Outcomes assessment study. Purchased services also includes a $186,000 decrease in Medical Directors' administrative fees for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997. Medical Directors' administrative fees increased $277,000 and $86,000 as a result of the acquisitions of Geriatric and CCI effective March 15, 1997. This increase was offset by a decline in Medical Directors' administrative fees between the periods resulting from certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees.

         Bad debt expense decreased $1.2 million for the six months ended February 28, 1998 as compared to the six months ended February 28, 1997. $707,000 of this decrease related to one Specialty contract which terminated April 30, 1997. The remaining decrease was primarily due to payments received for amounts previously reserved.

         Other operating expense was $6.6 million for the six months ended February 28, 1998 as compared to $6.2 million for the six months ended February 28, 1997. This increase primarily results from the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn effective October 31, 1997.

         Interest and Other Income (Expense), Net. Interest expense, net of interest income, and other income for the six months ended February 28, 1998 was $18,000, as compared to net interest income and other income of $80,000 for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest income of $99,000 due to a decrease in cash from $5.5 million at February 28, 1997 to $2.6 million at February 27, 1998.

         Income Tax Expense. For the six month period ended February 28, 1998, the Company recorded federal and state income taxes of $3.5 million resulting in a combined tax rate of 40.5%. For the six month period ended February 28, 1997, the Company recorded federal and state income taxes of $3.0 million resulting in a combined tax rate of 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association) as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At February 28, 1998, the revolving credit facility and advance term loan facility had $8 million and $3 million outstanding, respectively.

         The following summary of certain material provisions of the Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Credit Agreement, a copy of which was filed as
Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997, as filed with the Securities and Exchange Commission (the "Commission") on December 19, 1997.

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

         The Company believes that its cash flow from operations, cash of $2.6 million at February 28, 1998 and $2.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $1.2 million. The Company is likely to require additional capital to fund any further acquisitions.

         The Company's operating activities used net cash of $218,000 during the six months ended February 28, 1998, compared to cash provided of $851,000 for the six months ended February 28, 1997. The cash used by operating activities for the six months ended February 28, 1998 was primarily attributable to an increase in amounts due the Company from client hospitals. In addition, the Company used existing cash to reduce liabilities to vendors.

         On October 31, 1997, the Company acquired all the outstanding capital stock of Acorn for approximately $12.7 million. To fund the acquisition, the Company utilized approximately $1.7 million of existing cash and incurred debt of approximately $11.0 million under the revolving credit facility.

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe." "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health services; adverse changes to other regulatory provisions relating to mental health services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

         The Company has conducted an internal review of its computer systems to identify systems that could be affected by the "Year 2000" issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in a major system failure or miscalculations. Based upon its internal review, the Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems. However, the Company intends to utilize outside consultants during the second half of 1998, at an estimated cost of $50,000, to test its computer systems for Year 2000 compliance and to assess whether the Year 2000 noncompliance of the computer systems of entities with which the Company's computer systems interact, including suppliers, customers and financial services organizations, could have an adverse impact on the Company. The Company expects its Year 2000 compliance program to be completed on a timely basis. However, there can be no assurance that the computer systems of other entities on which the Company's computer systems rely also will be Year 2000 compliant on a timely basis or that any such failure to be Year 2000 compliant would not have an adverse impact on the Company.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on January 23, 1998. At the meeting, James Ken Newman, James W. McAtee, Jack R. Anderson, George E. Bello, William H. Longfield, Donald E. Steen, James E. Buncher and Howard B. Finkel were re-elected to the Board of Directors of the Company. A total of 6,322,210 votes were cast for each director nominee, and a total of 1,606 votes were withheld with respect to each of the director nominees.

         At the Annual Meeting of Stockholders, the stockholders also approved the Horizon Health Corporation 1998 Stock Option Plan (the "Plan"), which authorized the grant to selected directors, officers, employees and consultants of the Company of nonqualified stock options to purchase up to an aggregate of 500,000 shares of Common Stock of the Company, subject to adjustment as provided in the Plan. At the meeting, a total of 4,272,020 votes were cast for adoption of the Plan, a total of 1,096,977 votes were cast against adoption of the Plan, a total of 2,791 shares abstained from voting on the Plan, and there were a total of 952,028 broker non-votes with respect to the Plan.

         At the Annual Meeting of Stockholders, the stockholders also ratified the appointment of Price Waterhouse LLP as the independent accountants for the Company for the fiscal year ending August 31, 1998. At the meeting, a total of 6,320,203 votes were cast for this proposal, a total of 1,656 votes were cast against this proposal, and a total of 1,957 shares abstained from voting on this proposal. There were no broker non-votes with respect to this proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.



NUMBER           EXHIBIT

3.1 Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1 Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11,
                 1997).

4.2 Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1 Credit Agreement dated December 9, 1997 among the Company, Texas Commerce Bank National Association, ("TCB") as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

10.2 First Amendment to Letter Loan Agreement and Note Modification Agreement dated December 9, 1997 among North Central Development Company, the Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Six Months Ended February 28, 1998 (filed herewith).

27.2 Amended Financial Data Schedule for the Nine Months Ended May 31, 1996 (filed herewith).

27.3 Amended Financial Data Schedule for the Six Months Ended February 28, 1997 (filed herewith).

27.4 Amended Financial Data Schedule for the Nine Months Ended May 31, 1997 (filed herewith).

       (b) The Company filed the following report on Form 8-K during the quarter covered by this report:

                 Current Report on Form 8-K dated December 31, 1997 and filed with the Commission on January 21, 1998. The item reported was the Company's financial results for the month of December 1997 and its adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The financial statements filed as part of such Current Report on Form 8-K included: (i) Unaudited Consolidated Statement of Income of the Company for the month ended December 31, 1997; (ii) Consolidated Balance Sheets as of August 31, 1996 and 1997 and November 30, 1997 (unaudited); (iii) Consolidated Statements of Income for the years ended August 31, 1995, 1996, and 1997 and for the three months ended November 30, 1996 (unaudited) and November 30, 1997 (unaudited); (iv) Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended August 31, 1995, 1996 and 1997 and for the three months ended November 30, 1997 (unaudited); and (v) Consolidated Statements of Cash Flows for the years ended August 31, 1995, 1996, and 1997 and for the three months ended November 30, 1996 (unaudited) and November 30, 1997 (unaudited).

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: APRIL 1, 1998
                           HORIZON HEALTH CORPORATION


                           BY:             /s/ JAMES W. MCATEE
                                ---------------------------------------------
                                               JAMES W. MCATEE
                           EXECUTIVE VICE PRESIDENT, FINANCE AND ADMINISTRATION,
                                CHIEF FINANCIAL OFFICER, TREASURER AND SECRETARY

                                INDEX TO EXHIBITS




NUMBER           EXHIBIT

3.1 Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

3.2 Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1 Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11,
                 1997).

4.2 Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1 Credit Agreement dated December 9, 1997 among the Company, Texas Commerce Bank National Association, ("TCB") as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

10.2 First Amendment to Letter Loan Agreement and Note Modification Agreement dated December 9, 1997 among North Central Development Company, the Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Six Months Ended February 28, 1998 (filed herewith).

27.2 Amended Financial Data Schedule for the Nine Months Ended May 31, 1996 (filed herewith).

27.3 Amended Financial Data Schedule for the Six Months Ended February 28, 1997 (filed herewith).

27.4 Amended Financial Data Schedule for the Nine Months Ended May 31, 1997 (filed herewith).