Form 10-Q
period 1998-05-31
HORIZON HEALTH CORP /DE/
filed 1998-07-13
CIK 935007

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1998

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
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

Yes  [ x  ]                No  [   ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of July 10, 1998 was 7,231,812.

                                     INDEX

                           HORIZON HEALTH CORPORATION





PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS........................................................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1997
                  and May 31, 1998(unaudited).....................................................................................3

                  Consolidated Statements of Operations for the three months ended May 31, 1997 and May 31, 1998 (each unaudited)............................................................5

                  Consolidated Statements of Operations for the nine months
                  ended May 31, 1997 and May 31, 1998 (each unaudited)............................................................6

                  Consolidated Statements of Cash Flows for the nine months
                  ended May 31, 1997 and May 31, 1998 (each unaudited)............................................................7

                  Notes to Consolidated Financial Statements (unaudited).........................................................10

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................................................16



PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................................27

                         PART I - FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements


                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                                                            AUGUST 31, 1997          MAY 31, 1998
                                                                            ---------------          ------------
                                                                                                     (UNAUDITED)

CURRENT ASSETS:
    Cash and short-term investments                                            $  5,516,575          $ 1,533,489
       Accounts receivable less allowance for uncollectible
        accounts of $1,357,423 at August 31, 1997 and
        $1,574,861 at May 31, 1998                                               11,995,254           15,938,617
    Receivable from employees                                                        63,303              100,872
    Prepaid expenses and supplies                                                   182,208              271,459
    Income taxes receivable                                                         951,256                  ---
    Other receivables                                                                51,877              408,889
    Other current assets                                                            170,154              848,410
    Current deferred taxes                                                        1,687,512            2,032,615
                                                                                -----------          -----------

          TOTAL CURRENT ASSETS                                                   20,618,139           21,134,351
                                                                                -----------          -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                                     3,694,717            4,215,344
    Building improvements                                                           255,406              340,768
                                                                                -----------          -----------
                                                                                  3,950,123            4,556,112

    Less accumulated depreciation                                                 2,208,083            2,613,479
                                                                                -----------          -----------
                                                                                  1,742,040            1,942,633

Goodwill, net of accumulated amortization
    of $2,078,177 at August 31, 1997, and
    $2,661,916 at May 31, 1998                                                   21,553,594           30,929,993
Service contracts, net of accumulated
    amortization of $2,744,666 at August 31, 1997
    and $3,696,109 at May 31, 1998                                                4,451,426            7,125,837
Other assets                                                                        363,208              699,121
                                                                                -----------          -----------
           TOTAL ASSETS                                                        $ 48,728,407         $ 61,831,935
                                                                               ============         ============


          See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                            AUGUST 31, 1997      MAY 31, 1998
                                                                            ---------------      ------------
                                                                                                   (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                                          $   1,747,393        $     627,990
    Employee compensation and benefits                                            6,233,477            5,908,617
    Accrued expenses                                                              7,572,929            5,413,411
    Current debt maturities                                                             ---               18,470
                                                                                -------------        -----------
          TOTAL CURRENT LIABILITIES                                              15,553,799           11,968,488


     Other liabilities                                                              355,803              196,224
     Long-term debt, net of current debt maturities (Note 4)                            ---            8,013,951
     Deferred income taxes                                                          987,704            1,090,567
                                                                                -----------        -------------
          TOTAL LIABILITIES                                                      16,897,306           21,269,230
                                                                                -----------      ---------------

Commitments and contingencies (Note 6)                                                  ---                  ---

Minority interest                                                                   148,648                  ---

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                                                                ---
                                                                                        ---
    Common stock, $.01 par value, 40,000,000 shares authorized; 6,966,762 shares issued outstanding at August 31, 1997 and 7,231,812
       shares issued and outstanding at May 31, 1998                                 69,668               72,318
    Additional paid-in capital                                                   16,739,425           17,810,811
    Retained earnings                                                            14,873,360           22,679,576
                                                                                -----------         ------------
                                                                                 31,682,453           40,562,705
                                                                                -----------        -------------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                                $  48,728,407     $     61,831,935
                                                                              =============     ================




                See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION


               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                    THREE MONTHS ENDED MAY 31,
                                                   ----------------------------

                                                       1997            1998
                                                   ------------    ------------

Revenues:
   Contract Management                             $ 26,354,304    $ 24,840,481
   Patient Services                                   1,547,560       3,923,748
   Other                                                 34,782          63,377
                                                   ------------    ------------
Total Revenues                                       27,936,646      28,827,606

Expenses:
   Salaries And Benefits                             15,186,147      15,759,483
   Purchased Services                                 4,532,269       4,848,716
   Provision For Bad Debts                            1,396,020        (196,195)
   Depreciation And Amortization                        554,929         757,477
   Other                                              2,982,931       3,576,897
                                                   ------------    ------------
Total Operating Expenses                             24,652,296      24,746,378

Other Income (Expense):
   Interest Expense                                    (101,649)       (141,567)
   Interest And Other Income                            121,800         585,304
   Gain On Sale Of Fixed Assets                           1,173              --
                                                    -----------    ------------

Income Before Income Taxes And Minority Interest      3,305,674       4,524,965
Income Tax Expense                                    1,316,011       1,798,630
                                                    -----------    ------------

Income Before Minority Interest                       1,989,663       2,726,335
Minority Interest (Note 3)                               23,531              --
                                                   ------------    ------------
Net Income                                         $  1,966,132    $  2,726,335
                                                   ============    ============

Earnings Per Common Share:
   Basic                                           $        .28    $        .38
                                                   ============    ============
   Diluted                                         $        .26    $        .35
                                                   ============    ============

Weighted Average Shares Outstanding:
   Basic                                              6,964,371       7,199,047
                                                   ============    ============
   Diluted                                            7,665,758       7,797,400
                                                   ============    ============


                See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      Nine Months Ended May 31,
                                                      -------------------------

                                                          1997        1998
                                                     ------------    ------------
Revenues:
   Contract management                               $ 76,023,133    $ 76,636,988
   Patient services                                     4,353,685      10,731,511
   Other                                                  803,399         181,990
                                                     ------------    ------------
Total revenues                                         81,180,217      87,550,489

Expenses:
   Salaries and benefits                               44,779,303      47,835,754
   Purchased services                                  12,111,920      14,618,312
   Provision for bad debts                              2,838,712          84,708
   Depreciation and amortization                        1,651,889       2,109,688
   Other                                                9,155,264      10,210,405
                                                     ------------    ------------
Total operating expenses                               70,537,088      74,858,867

Other income (expense):
   Interest expense                                      (322,978)       (372,320)
   Interest and other income                              426,483         798,499
   Loss on sale of fixed assets                            (1,888)            ---
                                                     ------------      ----------


Income before income taxes and minority interest       10,744,746      13,117,801
Income tax expense                                      4,315,924       5,277,625
                                                     ------------    ------------
Income before minority interest                         6,428,822       7,840,176
Minority interest (Note 3)                                 75,091          33,960
                                                     ------------    ------------
Net income                                           $  6,353,731    $  7,806,216
                                                     ============    ============
Earnings per common share:
   Basic                                             $        .92    $       1.10
                                                     ============    ============
   Diluted                                           $        .83    $       1.01
                                                     ============    ============
Average shares outstanding:
   Basic                                                6,916,182       7,083,133
                                                     ============    ============
   Diluted                                              7,664,202       7,766,937
                                                     ============    ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED MAY 31,
                                                                              ---------------------------
                                                                                  1997            1998
                                                                              -----------    ------------
Operating Activities:
   Net income                                                                 $ 6,353,731    $  7,806,216
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                             1,651,889       2,109,688
      Minority interest                                                            75,091          33,960
      Deferred income taxes                                                    (1,079,749)          3,372
      Loss on sale of equipment                                                     1,888              --
      Deferred compensation                                                        25,000              --
Changes in net assets and liabilities:
   Increase in restricted cash                                                   (359,896)             --
   Increase in accounts receivable                                             (1,896,590)     (3,767,212)
   Increase in other receivables                                                 (387,803)       (387,930)
   Decrease in income taxes receivable                                            287,371         951,256
   Decrease (increase) in prepaid expenses and supplies                            22,930         (76,336)
   Decrease (increase) in other assets                                             79,056      (1,357,947)
   Increase (decrease) in accounts payable and accrued                            236,533      (3,530,676)
      expenses
   Decrease in income taxes payable                                               (51,758)             --
   Decrease in payable to health insurance program                               (661,248)             --
   Decrease in other liabilities                                                 (436,617)      (159,579)
                                                                              -----------    ------------
Net cash provided by operating activities                                       3,859,828       1,624,812
                                                                              -----------    ------------
Investing activities:
   Purchase of property and equipment                                          (1,095,428)       (697,447)
   Proceeds from sale of equipment                                                 13,485              --
   Payment for purchase of Clay Care, Inc., net of
cash                                                                             (913,634)             --
       acquired
   Payment for purchase of Geriatric Medical Care, Inc.,
net                                                                            (4,577,970)             --
       of cash acquired
   Payment for 16% purchase of Professional
Psychological                                                                          --        (831,879)
       Services, Inc., net of cash acquired
   Payment for 4% purchase of Professional Psychological
       Services, Inc., net of cash acquired                                            --        (207,970)
   Payment for 80% purchase of Professional Psychological
      Services, Inc., net of cash acquired                                     (1,099,000)             --
   Final payment for 80% purchase of Professional
      Psychological Services, Inc., net of cash acquired                               --        (200,985)
   Payment for purchase of Acorn Behavioral HealthCare
      Management Corporation, net of cash acquired                                     --     (12,726,120)
                                                                              ------------   -------------
Net cash used in investing activities                                          (7,672,547)    (14,664,401)
                                                                              ------------   -------------

                           HORIZON HEALTH CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Continued)

                                                                                            NINE MONTHS ENDED MAY 31,
                                                                                           ---------------------------
                                                                                               1997           1998
                                                                                           -----------    ------------
Financing activities:
   Payments on long-term debt                                                                 (892,242)     (5,517,533)
   Proceeds from long term borrowings                                                               --      13,500,000
   Net proceeds from issuance of common stock                                                  189,239         474,632
   Tax benefit related to stock option exercise                                                400,334         599,404
                                                                                           -----------    ------------
Net cash provided by (used in) financing activities                                           (302,669)      9,056,503

Net decrease in cash and short term investments                                             (4,115,388)     (3,983,086)
Cash and short-term investments at beginning of period                                       8,369,838       5,516,575
                                                                                           -----------    ------------
Cash and short-term investments at end of period                                           $ 4,254,450    $  1,533,489
                                                                                           ===========    ============

Supplemental disclosure of cash flow information Cash paid during the period for:
       Interest                                                                            $   322,978    $    372,320
                                                                                           ===========    ============
       Income taxes                                                                        $ 4,478,463    $  4,458,688
                                                                                           ===========    ============
Supplemental disclosure of non-cash investing activities:
Payment for purchase of Professional Psychological
    Services, Inc.
Fair value of assets acquired                                                              $ 1,099,000              --
                                                                                           -----------              --
Cash paid                                                                                   (1,099,000)             --
                                                                                           -----------
Liabilities assumed                                                                        $       --               --
                                                                                           ===========

Purchase of Clay Care, Inc.
Fair value of assets acquired                                                              $ 1,057,532              --
                                                                                           -----------
Cash paid                                                                                   (1,000,000)             --
                                                                                           -----------
Liabilities assumed                                                                        $    57,532              --
                                                                                           ===========
Purchase of Geriatric Medical Care, Inc.
Fair value of assets acquired                                                              $ 6,048,669              --
                                                                                           -----------
Cash paid                                                                                   (4,626,738)             --
                                                                                           -----------
Liabilities assumed                                                                        $ 1,421,931              --
                                                                                           ===========

                           HORIZON HEALTH CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (Continued)

                                                                 NINE MONTHS ENDED MAY 31,
                                                               -----------------------------
                                                                   1997             1998
                                                               ------------     ------------
Payment for 4% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                            --     $    227,868
                                                                                ------------
Cash paid                                                                --         (207,970)
                                                                                ------------
Liabilities assumed                                                      --     $     19,898
                                                                                ============
Payment for 16% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                            --     $    911,472
                                                                                ------------
Cash paid                                                                --         (831,879)
                                                                                ------------
Liabilities assumed                                                      --     $     79,593
                                                                                ============
Final payment for 80% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                            --     $    200,985
                                                                                ------------
Cash paid                                                                --         (200,985)
                                                                                ------------
Liabilities assumed                                                      --     $        ---
                                                                                ============

Payment for Acorn Behavioral HealthCare Management
   Corporation
Fair value of assets acquired                                            --     $ 12,904,189
                                                                                ------------
Cash paid                                                                --      (12,726,357)
                                                                                ------------
Liabilities assumed                                                      --     $    177,832
                                                                                ============



                See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon"), formerly known as Horizon Mental Health Management, Inc., is a contract manager of clinical and related services, primarily of mental health programs, offered by general acute care hospitals in the United States as well as a provider of employee assistance programs ("EAP") and mental health services to business and managed care organizations. These management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A. (now known as Chase Bank of Texas, National Association). (See Note 3)

       Effective February 27, 1998, the Company acquired sixteen percent (16%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"). The purchase price of approximately $831,000 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. On March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms for a purchase price of approximately $208,000. The acquisitions were funded by cash and incurring debt of $1.0 million under the term loan facility with Texas Commerce Bank, N.A. (now known as Chase Bank of Texas, National Association). (See Note 3)

       Basis of Presentation:

       The accompanying consolidated balance sheet at May 31, 1998, the consolidated statements of operations for the three and nine month periods ended May 31, 1997 and 1998, and the consolidated statements of cash flows for the nine months ended May 31, 1997 and 1998 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1997. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 1998, and the results of operations for the three and nine months ended May 31, 1997 and 1998.

       Operating results for the three month and nine month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

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

       The unaudited pro forma combined results of operations of the Company and Acorn for the nine months ended May 31, 1997 and 1998 after giving effect to certain pro forma adjustments are as follows:


                                                        Nine Months Ended      Nine Months Ended
                                                           May 31, 1997          May 31, 1998
                                                           ------------          ------------

       Revenue                                              $86,291,886         $88,935,469
                                                            ===========         ===========

       Net income                                           $ 6,584,108         $ 7,959,975
                                                            ===========         ===========
       Net income per common share:
       Basic                                                $       .95         $      1.12
                                                            ===========         ===========
       Diluted                                              $       .86         $      1.02
                                                            ===========         ===========


                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



       SPECIALTY HEALTHCARE MANAGEMENT, INC.

       On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty HealthCare Management, Inc., ("Specialty") The exchange has been accounted for under the pooling of interests method. Accordingly, the May 31, 1997 financial statements presented have been restated to include the results of Specialty. Specialty's results of operations for the three and nine months ended May 31, 1997 have been combined with Horizon's results of operations for the same period. Prior to the exchange Specialty prepared its financial statements on a December 31 calendar year end which has subsequently been changed to conform to the Company's fiscal year end.

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

       On February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. The purchase price of $831,879 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. On March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. The acquisitions were funded by incurring debt of approximately $1.0 million under the term loan facility.

       For the nine months ended May 31, 1998, PPS generated $5,720,138 in gross revenues, and net income of $138,025.


4.     LONG-TERM DEBT

       At August 31, 1997 and May 31, 1998, the Company had the following long-term debt:


                                                                 August           May
                                                                   31,            31,
                                                                  1997            1998
                                                               -----------     -----------
         SANWA Leasing Corporation                                      --     $    32,421
                                                               -----------     -----------
         Chase Bank of Texas, National Association -
            Revolving Credit Facility                                   --       5,000,000

         Chase Bank of Texas, National Association-Advance
            Term Loan Facility                                          --       3,000,000
                                                               -----------     -----------
                                                                        --       8,032,421
                                                               -----------     -----------
         Less current maturities                                        --          18,470
                                                               -----------     -----------
                                                                        --     $ 8,013,951
                                                               -----------     -----------

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


       The Company currently has a capitalized lease for computer equipment with SANWA Leasing Corporation. The lease contains a bargain purchase option at the term of the Agreement.

       On October 16, 1997, the Company increased its existing revolving line of credit from Texas Commerce Bank (now known as Chase Bank of Texas, National Association) from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association), as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of May 31, 1998, the Company has borrowings of $5.0 million outstanding against the revolving credit facility and $3.0 million outstanding against the advance term loan facility.

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

6.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

               Three months ending August 31, 1998                    $   327,844
              For the year ending August 31, 1999                       1,040,301
              For the year ending August 31, 2000                         674,339
              For the year ending August 31, 2001                         559,063
              For the years ending August 31, 2002 and thereafter         182,931
                                                                      -----------
                                                                      $ 2,784,478


                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



       Rent expense for the nine months ended May 31, 1997, and 1998 totaled $708,789 and $872,443, respectively.

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


7.     SUBSEQUENT EVENT

       Acquisition Of FPM Behavioral Health, Inc.

       Effective June 1, 1998, the Company acquired from Ramsay Health Care, Inc. all the outstanding capital stock of FPM Behavioral Health Care, Inc,("FPM") of Winter Park, Florida. The purchase price was $20.0 million in cash, subject to certain post-closing adjustments. FPM provides managed behavioral health care services, employee assistance programs
       (EAP) and other related behavioral health care services to health maintenance organizations and self insured employers. At February 28, 1998, FPM had 46 contracts covering approximately 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. For the nine months ended March 31, 1998, FPM revenues were approximately $19.0 million and pretax income was approximately $2.0 million. The acquisition was funded by incurring debt of $20.0 million under the term loan facility. The Company will consolidate the financial results of FPM with the Company as of June 1, 1998.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is the leading contract manager of clinical programs offered by general acute care hospitals in the United States as well as a growing provider of EAP and mental health services to business and managed care organizations. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last five years, the Company has increased its management contracts from 43 to a total of 182 as of May 31, 1998, and currently operates in 37 states. Of those management contracts, 163 related to mental health programs and 19 related to physical rehabilitation programs. The 182 management contracts cover 307 various treatment programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at May 31, 1998 provided outcome measurement services at 83 hospital locations.

         The fees received by the Company for its services under management contracts are paid directly by its client hospital. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company.

       Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The new regulations establish a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services to $10,534 and $19,104, respectively, subject to adjustments based on market indices. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or nonrenewal of the management contract. The new reimbursement limitations become applicable to the client hospitals at the beginning of their respective Medicare fiscal years. The number of client hospitals that will become subject to the new reimbursement system fall within the following Horizon fiscal quarters:

    1st. Qtr. 1998          2nd. Qtr. 1998         3rd. Qtr. 1998         4th. Qtr. 1998         1st. Qtr. 1999
          29                      63                     13                     63                      8

The trend of renegotiated fees and canceled contracts, resulting in reduced contract management fees due to these reimbursement changes, which Horizon first encountered in its fiscal 1998 second quarter, can be expected to continue on into the first or second quarter of fiscal 1999. However, due to the individual nature of each such renegotiation, the overall effect on the Company's future operating results is currently unclear, although the potential for a significantly negative result exists.

     On February 27, 1998, the Company acquired sixteen percent (16%) of the outstanding common stock of PPS. The purchase price of $831,879 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. Effective March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. These acquisitions were funded by cash and incurring debt of $1.0 million under the term loan facility. The Company had previously acquired eighty percent (80%) of the outstanding common stock of PPS in July 1996, further described below.

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

     On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1995, 1996 and 1997. Specialty was a contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. At August 11, 1997, Specialty had 44 management contracts. In the Specialty transaction, 1,400,000 shares of Horizon common stock were issued and exchanged for all outstanding shares of Specialty capital stock. The 1,400,000 shares represented approximately 20.1% of the Company's common stock outstanding after the acquisition. Upon the acquisition, the Specialty outstanding bank indebtedness of approximately $3.2 million was paid in full. Included in the Company's financial statements for the three and nine months ended May 31, 1997 are the financial results of Specialty for the same period.

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

                            SUMMARY STATISTICAL DATA

                                               August 31,            November 30,     February 28,      May 31,
                                        1995      1996     1997          1997             1998            1998
                                      ---------------------------    ------------     ------------    -----------

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation          146       163      181           179              172             166
Contract locations signed
   and unopened                           15        16       14            15               12              16
                                         ---       ---      ---           ---              ---             ---
Total contract locations                 161       179      195           194              184             182
                                         ===       ===      ===           ===              ===             ===

SERVICES COVERED BY CONTRACTS
   IN OPERATION:

   Inpatient (A)                         138       156      166           165              159             152
   Partial Hospitalization (A)            64        84      104           103              107             109
   Outpatient                             15        20       24            27               30              33
   Home health                             1        13       17            13               12              13
   CQI Plus (under contract)              46        64       86            87               88              83

TYPES OF TREATMENT PROGRAMS
   IN OPERATION:

   Geropsychiatric (A)                   102       144      197           193              195             193
   Adult psychiatric (A)                  81        82       75            70               72              75
   Substance abuse (A)                     9        20       10            12               12              12
   Physical Rehabilitation                23        22       20            21               20              19
   Other (A)                               2         5        9            12                9               8

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

RESULTS OF OPERATIONS

     The following table sets forth for the three and nine months ended May 31, 1997 and 1998, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each period.


                                                       THREE MONTHS              NINE MONTHS
                                                       ENDED MAY 31,             ENDED MAY 31,
                                                     -----------------        -----------------
                                                     1997         1998         1997        1998
                                                     -----       -----        -----       -----
Revenues:
   Contract management revenues                       94.3%       86.2%        93.6%       87.5%
   Patient services                                    5.6        13.6          5.4        12.3
   Other                                               0.1         0.2          1.0         0.2
                                                     -----       -----        -----       -----
Total revenues                                       100.0       100.0        100.0       100.0

Operating expenses
   Salaries and benefits                              54.4        54.7         55.2        54.6
   Purchased services                                 16.2        16.8         14.9        16.7
   Provision for bad debts                             5.0        (0.7)         3.5         0.1
   Depreciation and amortization                       2.0         2.6          2.0         2.4
   Other                                              10.7        12.4         11.3        11.7
                                                     -----       -----        -----       -----

Total operating expenses                              88.3        85.8         86.9        85.5
                                                     -----       -----        -----       -----

Operating income                                      11.7        14.2         13.1        14.5
                                                     -----       -----        -----       -----
Interest and other income
(expense), net                                         0.1         1.5          0.1         0.5
                                                     -----       -----        -----       -----

Income before taxes                                   11.8        15.7         13.2        15.0

Income tax expense                                     4.7         6.2          5.3         6.0
                                                     -----       -----        -----       -----

Income before minority interest                        7.1         9.5          7.9         9.0

Minority interest                                      0.1          --          0.1          --
                                                     -----       -----        -----       -----

Net income                                             7.0%        9.5%         7.8%        9.0%
                                                     =====       =====        =====       =====
Number of contracts in operation,
end of period                                          176         166          176         166

THREE MONTHS ENDED MAY 31, 1998 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1997

     Revenue. Revenues for the three months ended May 31, 1998 were $28.8 million representing an increase of $900,000, or 3.2%, as compared to revenues of $27.9 million for the corresponding period in the prior fiscal year. Contract management revenues decreased by $1.5 million as compared to the corresponding period in the prior fiscal year. Same store sales for contract management revenues, that is contracts in operation for the entire quarter ended May 31, 1997 and May 31, 1998, accounted for $1.2 million of the $1.5 million decrease. This decrease in same store sales was attributable to the effect of the renegotiation of contracts, resulting in reduced fees during the 1998 fiscal period. In addition, the average number of contract locations in operation decreased from 176.3 for the three months ended May 31, 1997, to 169.8 for the three months ended May 31, 1998, a decrease of 3.8%. Patient service revenues increased by $2.4 million. $2.0 million of the $2.4 million increase in patient service revenues results from revenue recorded for Acorn. Horizon acquired 100% of the outstanding voting stock of Acorn effective October 31, 1997, and consolidated Acorn with Horizon as of the effective date of acquisition. The remaining increase in patient service revenue results from the expansion of provider services at PPS.

     Salaries and Benefits. Salaries and benefits for the three months ended May 31, 1998 were $15.8 million representing an increase of $600,000, or 3.9%, as compared to salaries and benefits of $15.2 million for the corresponding period in the prior fiscal year. Salary and benefits cost per full time equivalent for the three months ended May 31, 1998 were $14,525 representing an increase of $400, or 2.8%, as compared to salary and benefits cost of $14,125 per full time equivalent for the prior fiscal year. The number of full time equivalents for the three months ended May 31, 1998 was approximately 1,085, representing an increase of 10, or 0.9%, as compared to approximately 1,075 full time equivalents in the prior fiscal year. FTE's increased by 51 as a result of the acquisition of Acorn, effective October 31, 1997. This increase is offset by a decline in FTE's resulting from a decrease in the average number of contract locations in operation, from 176.3 for the three months ended May 31, 1997, to 169.8 for the three months ended May 31, 1998, a decrease of 3.8%.

     Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 1998 were $757,000, representing an increase of $202,000, or 36.4%, as compared to depreciation and amortization expenses of $555,000 for the corresponding period in the prior fiscal year. An increase of $58,000 is due to the amortization of goodwill of $9.3 million resulting from the acquisition of Acorn. Amortization expense also increased $120,000 in relation to the value placed on the contracts of Acorn. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

     Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 1998 were $8.2 million representing a decrease of $682,000, or 7.7%, as compared to other operating expenses of $8.9 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

     Purchased services included a $902,000 increase in direct service fees for the three months ended May 31, 1998 as compared to the same period in the prior fiscal year as a result of the expansion of provider services at PPS and the acquisition of Acorn on October 31, 1997. Direct service fees increased $297,000 at PPS and $605,000 in relation to Acorn. In addition, a decrease occurred in purchased services due to a decrease of $162,000 in consulting fees. $27,000 of the decrease is related to a software upgrade for the regional offices and the National Support Center, and $78,000 is related to a software upgrade for Horizon Plus which occurred in the prior fiscal year. Purchased services also includes a $492,000 decrease in Medical Directors' administrative fees for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. This decrease results primarily from certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees.

     Bad debt expense decreased $1.6 million for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. $1.4 million of the decrease related to one Specialty contract which terminated April

30, 1997. The remaining decrease was primarily due to payments received for amounts previously reserved.

     Other operating expense was $3.6 million for the three months ended May 31, 1998 as compared to $3.0 million for the three months ended May 31, 1997. $219,000 of this increase results from the acquisition of Acorn effective October 31, 1997. The remaining increase is related to a $351,000 increase in travel expenses as compared to the corresponding period in the prior fiscal year.

     Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended May 31, 1998 was $444,000, as compared to net interest income and other income of $21,000 for the corresponding period in the prior fiscal year. This change results primarily from an increase in other income of $514,000 which relates to the final receipt of the rent obligation and the rent abatement for Mountain Crest Hospital. This increase is offset by an increase in interest expense of $39,000 related to amounts borrowed under the new credit facility. At May 31, 1998, the Company had $8.0 million outstanding under the new credit facility as compared to $3.2 million outstanding at May 31, 1997 under a prior credit facility. In addition, interest income decreased by $27,000 when compared to the corresponding period in the prior fiscal year.

     Income Tax Expense. For the three month period ended May 31, 1998, the Company recorded federal and state income taxes of $1.8 million resulting in a combined tax rate of 39.7%. For the three month period ended May 31, 1997, the Company recorded federal and state income taxes of $1.3 million resulting in a combined tax rate of 39.8%.

 NINE MONTHS ENDED MAY 31, 1998 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1997

     Revenue. Revenues for the nine months ended May 31, 1998 were $87.6 million representing an increase of $6.4 million, or 7.9%, as compared to revenues of $81.2 million for the corresponding period in the prior fiscal year. An increase in patient services revenue accounted for the $6.4 million increase in revenues. $4.7 million of the $6.4 million increase in patient services revenue results from revenue recorded for Acorn. Horizon acquired 100% of the outstanding voting stock of Acorn effective October 31, 1997, and consolidated Acorn with Horizon as of the effective date of acquisition. The remaining increase in patient service revenue results from the expansion of provider services at PPS.

     Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 1998 were $47.8 million representing an increase of $3.0 million, or 6.7%, as compared to salaries and benefits of $44.8 million for the corresponding period in the prior fiscal year. Salary and benefits cost per full time equivalent for the nine months ended May 31, 1998 were $43,267 representing an increase of $567, or 1.3%, as compared to salary and benefits cost of $42,700 per full time equivalent for the prior fiscal year. The number of full time equivalents for the nine months ended May 31, 1998 was approximately 1,106, representing an increase of 57, or 5.4%, as compared to approximately 1,049 full time equivalents in the prior fiscal year. FTE's increased by 52 as a result of the acquisition of Acorn. FTE's also increased as a result of the acquisitions of Geriatric and CCI. These increases are offset by a decline in FTE's resulting from a decrease in the average number of contract locations in operation, excluding contracts acquired from Geriatric and CCI, from 161.3 for the nine months ended May 31, 1997, to 154.1 for the nine months ended May 31, 1998, a decrease of 4.5%

     Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 1998 were $2.1 million representing an increase of $458,000, or 27.7%, as compared to depreciation and amortization expenses of $1.7 million for the corresponding period in the prior fiscal year. An increase of $205,000 is due to the amortization of goodwill of $9.3 million, $4.5 million, and $700,000 resulting from the acquisition of Acorn, Geriatric and CCI, respectively. Amortization expenses also increased $331,000 in relation to the value placed on the contracts of Acorn, Geriatric, and CCI. These increases were offset by a decrease in amortization expense of $75,000 associated with contracts acquired in 1990 which were fully amortized in February 1997. These increases were also offset by the recording of an additional $73,000 of depreciation expense in November 1996 due to the change in the company's definition of a capital expenditure. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of Horizon's contract management business.

Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 1998 were $24.9 million representing an increase of $800,000, or 3.3%, as compared to other operating expenses of $24.1 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

     Purchased services included a $2.5 million increase in direct service fees for the nine months ended May 31, 1998 as compared to the same period in the prior fiscal year as a result of the expansion of provider services at PPS and the acquisition of Acorn on October 31, 1997. Direct service fees increased $1.2 million at PPS and $1.3 million in relation to Acorn, respectively. In addition, an increase occurred in purchased services due to an increase of $343,000 in consulting fees. Consulting fees increased as a result of software upgrades at the regional offices and National Support Center. The use of consultants also increased as a result of the acquisition of Geriatric and CCI effective March 15, 1997 and as a result of the acquisition of Acorn effective October 31,1997. Purchased services also includes a $678,000 decrease in Medical Directors' administrative fees for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. Medical Directors' administrative fees increased $299,000 and $70,000 as a result of the acquisitions of Geriatric and CCI effective March 15, 1997. This increase was offset by a decline in Medical Directors' administrative fees between the periods resulting from certain physician contracts having been renegotiated resulting in a general lowering of compensatory fees.

     Bad debt expense decreased $2.8 million for the nine months ended May 31, 1998 as compared to the nine months ended May 31, 1997. $2.1 million of this decrease related to one Specialty contract which terminated April 30, 1997. Any amounts of bad debt expense have been offset by payments received for amounts previously reserved.

     Other operating expense was $10.2 million for the nine months ended May 31, 1998 as compared to $9.2 million for the nine months ended May 31, 1997. This increase primarily results from the acquisitions of Geriatric and CCI, effective March 15, 1997, and the acquisition of Acorn effective October 31, 1997.

     Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the nine months ended May 31, 1998 was $426,000, as compared to $102,000 in net interest income and other income for the corresponding period in the prior fiscal year. This change results primarily from an increase in other income of $514,000 due to the final receipt of the rent obligation and the rent abatement for Mountain Crest Hospital. This increase is offset by an increase in interest expense of $49,000 related to amounts borrowed under the new credit facility. At May 31, 1998, the Company had $8 million outstanding under the new credit facility as compared to $3.2 million outstanding at May 31, 1997, under a prior credit facility. In addition, interest income decreased by $127,000 when compared to the corresponding period in the prior fiscal year due to the use of cash for acquisitions.

     Income Tax Expense. For the nine month period ended May 31, 1998, the Company recorded federal and state income taxes of $5.3 million resulting in a combined tax rate of 40.2%. For the nine month period ended May 31, 1997, the Company recorded federal and state income taxes of $4.3 million resulting in a combined tax rate of 40.2%. Thus the increase in tax expense is due to the increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association) as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At May 31, 1998, the revolving credit facility and advance term loan facility had $5 million and $3 million outstanding, respectively.

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

     The Company's operating activities provided net cash of $1.6 million during the nine months ended May 31,

1998, compared to cash provided of $3.9 million for the nine months ended May 31, 1997. The decrease in cash provided by operating activities for the nine months ended May 31, 1998, as compared to the nine months ended May 31, 1997, was primarily attributable to a decrease in accounts payable and an increase in accounts receivable.

     The Company believes that its cash flow from operations which for the nine months ended May 31, 1998 was $1.6 million, cash of $1.5 million at May 31, 1998 and $5.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $1.2 million. The Company is likely to require additional capital to fund any further acquisition, $17 million of which is available under the current acquisition line.

     On October 31, 1997, the Company acquired all the outstanding capital stock of Acorn for approximately $12.7 million. To fund the acquisition, the Company utilized approximately $1.7 million of existing cash and incurred debt of $11.0 million under the revolving credit facility.

     Effective June 1, 1998, the Company acquired from Ramsay Health Care, Inc. all the outstanding capital stock of FPM for $20.0 million, subject to certain post-closing adjustments. The acquisition was funded by incurring debt of $20.0 million under the term loan facility.

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

     Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period beginning October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on the Medicare prospective payment system utilizing a fixed reimbursement amount for specified diagnoses could lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

     Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health services; adverse changes to other regulatory provisions relating to mental health services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity;

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

10.1 Stock Purchase Agreement dated as of May 1, 1998 by and among Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1998).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Nine Months Ended May 31, 1998 (filed herewith).



   (b) The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 1998
                           HORIZON HEALTH CORPORATION


                           By:  /s/ JAMES W. MCATEE
                                ------------------------------------------------
                                    James W. McAtee
                           Executive Vice President, Finance and Administration,
                              Chief Financial Officer, Treasurer and Secretary

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

10.1 Stock Purchase Agreement dated as of May 1, 1998 by and among Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1998).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Nine Months Ended May 31, 1998 (filed herewith).