Form 10-K
period 1998-08-31
HORIZON HEALTH CORP /DE/
filed 1998-11-27
CIK 935007

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 1998

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

Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 23, 1998 there were 6,967,750 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $36,859,228. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 28, 1999.

                                TABLE OF CONTENTS


                           HORIZON HEALTH CORPORATION

                                                                                                          PAGE
PART I

         Item 1.           Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

         Item 2.           Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

         Item 3.           Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 20

         Item 4.           Submission of Matters to a Vote of Security Holders. . . . . . . .  . . . . . . 21


PART II

         Item 5.           Market for the Company's Common Equity
                           and Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . 22

         Item 6.           Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations  . . . . . . . . . . . . . . .  . . . . . . 27

         Item 7A.          Quantitative and Qualitative Disclosures
                           About Market Risk . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 39

         Item 8.           Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . 39

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . 39


PART III

         Item 10.          Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . 40

         Item 11.          Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

         Item 12.          Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . 40

         Item 13.          Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . 40


PART IV

         Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . 41



PART 1


ITEM 1.  BUSINESS

         Unless the context otherwise requires, when used herein the term "Company" refers to Horizon Health Corporation, formerly known as Horizon Mental Health Management, Inc., and its subsidiaries.

GENERAL

         The Company is a growing provider of employee assistance plans ("EAP") and mental health services to business and managed care organizations, as well as the leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. As of August 31, 1998, the Company had over 200 contracts to provide EAP and mental health services covering nearly 2.0 million lives. Over the last six years, the Company has increased its management contracts from 43 to a total of 172 as of August 31, 1998 and currently operates in 37 states. Of those management contracts, 150 relate to mental health programs and 22 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at August 31, 1998 provided outcome measurement services at 82 contract locations. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health programs for general acute care hospitals in 1981.

         The Company's strategy is to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its existing and new client hospitals to include other clinical and related services and programs. A significant challenge in obtaining clinical management contracts from hospitals is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing contractual relationships with 172 hospitals nationwide provide it with a significant advantage in obtaining new contracts. The Company also believes it has opportunities to cross-sell a range of mental health and physical rehabilitation services to client hospitals by marketing and selling its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing and selling its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services and its contracts increasingly provide for multiple services. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically-sized to deliver national programs, while providing local, individualized service to both employer and health plan clients and their employees or clients.

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

         The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 1998, 69.2% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain recently enacted caps on reimbursement amounts, the Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization and home health services that permit the patient to be treated in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain limitations described below.

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

         Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The new regulations establish a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services to $10,534 and $19,104, respectively, subject to adjustments based on market indices. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or nonrenewal of the management contract. The new reimbursement limitations become applicable to the client hospitals at the beginning of their respective Medicare fiscal years. The trend of renegotiated fees and canceled or nonrenewed contracts, resulting in reduced management fees, which the Company first encountered in its fiscal 1998 second quarter, can be expected to continue in the first and second quarters of fiscal 1999.

         On October 6, 1998, the Company issued a press release (the "October 6 Release") to provide guidance on earnings expectations as a result of the decline in the number and profitability of the Company's mental health management contracts due, in part, to the recent decrease in Medicare reimbursement amounts to general hospitals for mental health patients. The Company stated in the October 6 Release that it believes that such declines will be partially offset by internal growth in the physical rehabilitation management contract business and improved efficiency in the operation of the Company's EAP services and managed behavioral health care services, and as a result it believes that earnings for fiscal 1999 should, at a minimum, reach $0.90 per share diluted. In addition, the Company announced in the October 6 Release that the Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's Common Stock. The stock repurchase plan authorizes the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending upon market conditions and applicable securities regulations. The stock will be repurchased utilizing available cash and borrowings under the Company's bank facility. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes.

         CQI+ OUTCOMES MEASUREMENT SYSTEM

         The Company has developed and markets a proprietary mental health outcome measurement system, CQI+ Outcomes Measurement System, (the "CQI+ System"), which provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided and allows a hospital to refine its clinical treatment programs and to market such programs to patients and providers. In addition, it provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. The Company provides outcome measurement services not only to client hospitals but also to other hospitals, health care providers and third-party payors. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), as part of its hospital accreditation process, requires each hospital to select at least one acceptable measurement system and at least two clinical performance (outcome) measures that together represent at least 20% of the hospital's patient population. Each year, the requirements for the number of measures and the percentage of the population will increase. The Company's CQI+ System has met the initial criteria for inclusion in the future accreditation process and is included on JCAHO's list of acceptable systems. The Company is committed to meeting criteria established by JCAHO. Since developing the CQI+ System over four years ago, the Company has compiled a database containing outcome measurement data on over 22,000 patients. With the growth of managed care and the JCAHO accreditation requirement, the Company believes that its CQI+ System will become an important component of the mental health services it provides. Effective October 1, 1998, the Company signed an agreement with Eli Lilly and Company to provide certain research services for an Analysis of Medication Utilization and Outcomes.

         PHYSICAL REHABILITATION SERVICES

         The Company has successfully expanded the types of programs that it manages for its client hospitals to include other related clinical services. The Company's acquisition of Specialty Healthcare Management, Inc. ("Specialty"), in August 1997, expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors driving demand in mental health programs are also driving significant demand for physical rehabilitation programs. The Company provides contract management for a full range of physical rehabilitation services. In addition to acute and sub-acute physical therapy and rehabilitation services, the Company also provides contract management for a comprehensive outpatient rehabilitation facility program. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped fuel growth in these outpatient services.

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

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
PROGRAMS

         During fiscal year 1998 the Company combined the three managed care subsidiaries (Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("Florida PPS"), Acorn Behavioral HealthCare Management Corporation ("Acorn"), and FPM Behavioral Health, Inc. ("FPM")) into Horizon Behavioral Services ("HBS") to promote a national integrated organization. Under the operating structure, there are two divisions, Managed Care, located in Winter Park, Florida and the EAP/Employer Division located in the Philadelphia metropolitan area. The Company is a growing provider of national mental health managed care, utilization management and employee assistance programs. The Company provides a client employer with quality, cost-effective programs for administration and management of behavioral health and substance abuse services. The Company also maintains extensive involvement on a national level in the at-risk management of corporate mental health carve-outs and commercial Medicare and Medicaid programs. Beginning with the acquisition of Florida PPS, in August 1996, the Company expanded its services to include provision of full risk, capitated managed care mental health services for health maintenance organizations ("HMOs") and self-insured employers and the operation of employee assistance programs for employers. The Company further expanded its services in this area with the acquisitions of Acorn and FPM effective October 31, 1997 and June 1, 1998, respectively, the FPM acquisition expanded the companies managed care business to include an additional six clinic locations in Florida where behavioral health services are provided to some individuals covered under the managed care plans. In addition, the clinics have one contract with another managed care vendor to provide services to their members.

         The mental health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. The clinical staff represents a broad range of treatment and case management specialties and is qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The staff includes psychiatrists, nurses, psychologists, social workers, and other related mental health personnel. The Company believes that its existing relationships with health care providers and its expertise in the provision of mental health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically furnish such services.

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

SERVICES

         MENTAL HEALTH SERVICES

         The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 150 of the Company's 172 management contracts at August 31, 1998.

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

         CQI+ Outcomes Measurement System

         The Company began offering its CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for the clinical staff to evaluate the clinical effectiveness of treatment programs and to make adjustments in the programs in order to improve quality and appropriateness of care. In addition, the CQI+ System enables client hospitals to demonstrate to third-party payors the effectiveness of the treatment programs and provides a valuable tool to the hospital in marketing to patients and providers. The CQI+ System also assists the hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs. JCAHO, as part of its accreditation process, requires each hospital to select at least one acceptable measurement system and at least two clinical performance (outcome) measures that together represent at least 20% of the hospital's patient population. Each year, the requirements for the number of measures and the percentage of the population will increase. The Company's CQI+ System has met the initial criteria for inclusion in the accreditation process and is included on JCAHO's list of acceptable systems. The Company is committed to meeting future criteria established by JCAHO. At August 31, 1998, 82 of the Company's management contracts included the CQI+ System. The CQI+ System provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals.

         Since offering CQI+ System, the Company has compiled a database containing outcome measurement data on over 22,000 patients. Sample data is collected from randomly selected patients at admission, discharge and 90 to 120 days after discharge. Semi-annual outcome reports include a summary of patient characteristics and outcome measures. A multidisciplinary committee reviews and analyzes the data in order to identify specific areas for program improvement. A regional clinical consultant then prepares an implementation plan. Program improvements implemented through this process are evaluated for use at other treatment programs managed by the Company. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. PricewaterhouseCoopers LLP provides a periodic written examination of the CQI+ System to insure that stated data sampling and analytical procedures are followed and that the data collection process adheres to the Company's procedures and patient and client confidentiality policies. Each client is provided a copy of the attestation report. Effective October 1, 1998, the Company signed an agreement with Eli Lilly and Company to provide certain research services for an Analysis of Medication Utilization and Outcomes.

         PHYSICAL REHABILITATION SERVICES

         The Company provides contract management for a broad range of physical rehabilitation programs including (i) acute physical medicine and rehabilitation, (ii) subacute physical therapy and rehabilitation, and (iii) comprehensive outpatient rehabilitation. Physical rehabilitation services represented 22 of the Company's 172 management contracts at August 31, 1998.

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

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
PROGRAMS

         The Company began offering mental health care services to HMOs and employee assistance programs to self-insured employers with the acquisition of Florida PPS in 1996. During fiscal year 1998, the Company has expanded its services in this area by acquiring Acorn and FPM on October 31, 1997 and June 1, 1998, respectively. The Company contracts with HMOs to provide the mental health care component of the general health plans offered by such entities. The contracts are on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan. The mental health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. In addition, the Company operates nine clinics within the state of Florida which perform related services. The Company reimburses the independent professionals and institutions on a discounted fee-for-service basis. As of August 31, 1998, the Company provided mental health care services for approximately 1,874,323 total members of various health plans with which it had contracted.

         The Company utilizes a specialized network to operate employee assistance programs for employers. Many of the providers in the managed care network also participate in the EAP network. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have four to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. Often the employee is referred by the employer after observing a change in work performance. The Company frequently provides training to employer personnel for identifying troubled employees. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company is paid a set fee per month per employee for its services. As of August 31, 1998, the employee assistance programs operated by the Company covered approximately 648,709 employees.

         On October 31, 1997, the Company acquired all the outstanding capital stock of Acorn for approximately $12.7 million in cash. Acorn offers employee assistance programs and related services only to self-insured employers. Most of the contracts are on a capitated basis under which employees and their dependents are entitled to receive a specified number of consultations per contract year with behavioral health specialists. Acorn is paid a set fee per month per employee for such services. Under some contracts, Acorn also provides certain specified outpatient mental health benefits for the capitated fee. A few contracts also provide for mental health services on a discounted fee-for-service basis. Acorn also provides pre-admission certification, utilization review, case management, hospital bill review, claims adjudication and related services as requested by the client usually under the capitated fee but sometimes on a separate fee basis.

         On June 1, 1998 the Company acquired all of the outstanding capital stock of FPM of Winter Park, Florida, for approximately $20.0 million, subject to certain post closing adjustments. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis.

         In addition, on October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc., of Westminster, Colorado ("ChoiceHealth") for approximately $2.0 million in cash. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers.


OPERATIONS

         GENERAL

         The Company operates mental health management contracts through a regional structure with offices in the Chicago, Dallas, Los Angeles and Tampa metropolitan areas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the four regional offices is staffed to have the capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to ten mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. Presently, the Company's physical rehabilitation management contracts are operated in the same manner out of its Dallas office with plans to develop a comparable regional structure as it expands that area of its operations.

         The Company develops and operates its outcomes measurement system primarily out of its Dallas office. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database from which reports are developed, reviewed and analyzed by the CQI+ System staff of 14 employees.

         At August 31, 1998, the Company had approximately 1,056 program employees at its contract locations and approximately 160 employees at its regional and national support center offices.

         During fiscal year 1998, the Company combined its three managed care subsidiaries (Florida PPS, Acorn, and FPM Behavioral Health) into Horizon Behavioral Services to promote a national integrated organization. Under the new operating structure, there are two divisions, Managed Care located in Winter Park, Florida, and the EAP/Employer Division located in the Philadelphia metropolitan area.

         In the EAP/employer division there are 46 employees located in the Philadelphia office. The EAP network has contracts with approximately 8,000 individual providers located in all 50 states.

         The managed care division has 86 licensed clinicians providing services in the nine clinic locations in Florida and an additional 120 employees working in administrative and clinical management positions for the managed care and EAP business. The managed care division has provider network contracts with approximately 3,100 providers and facilities.

         ChoiceHealth is headquartered in the Denver metropolitan area and employs 55 employees, all of which are located in its corporate offices. It provides the mental health and other services through a network of independent health care professionals and institutions. ChoiceHealth has contracts with approximately 1,000 individual providers located throughout the United States.

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

         Contracts are frequently renewed prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1995, 1996, 1997 and 1998, the Company had successfully retained 74%, 80%, 78% and 73%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason why the client hospitals do not renew a contract is that they desire to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 1998, the Company refunded approximately $207,801 of its fees in relation to these denials.

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

         Program Staffing

         Each mental health program has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each physical rehabilitation program has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director has a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are employees of the Company. At August 31, 1998, the Company had an average of six employees per contract location.

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

         Contract Locations

         At August 31, 1998, the Company had a total of 172 management contracts with general acute care hospitals located in 37 states, as shown below:


           STATE                      NUMBER OF              STATE                             NUMBER OF
                                      CONTRACTS                                                CONTRACTS
           Alabama......................  2                  Nebraska............................  1
           Arizona......................  4                  Nevada..............................  2
           Arkansas..................... 11                  New Hampshire.......................  1
           California................... 19                  New Jersey..........................  5
           Colorado.....................  1                  New Mexico..........................  1
           Connecticut..................  1                  New York............................  5
           Florida......................  9                  North Carolina......................  5
           Georgia......................  6                  Ohio................................  8
           Illinois.....................  6                  Oklahoma............................  4
           Indiana......................  2                  Oregon..............................  3
           Iowa.........................  3                  Pennsylvania........................ 12
           Kansas.......................  1                  South Carolina......................  2
           Kentucky.....................  3                  Tennessee........................... 12
           Louisiana....................  2                  Texas............................... 10
           Maryland.....................  1                  Vermont.............................  1
           Massachusetts................  7                  Virginia............................  1
           Michigan.....................  5                  Washington..........................  4
           Mississippi..................  4                  Wisconsin...........................  3
           Missouri.....................  5


         Client Hospitals

         The Company's clients are primarily small to medium sized hospitals and include some large tertiary care hospitals. At August 31, 1998, 40.7% of the Company's management contracts were with proprietary hospitals. The remainder are with primarily community not-for-profit hospitals.

         At August 31, 1998, the Company had management contracts with 27 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"). These 27 contracts accounted for 12.5% of the Company's revenues for the year ended August 31, 1998. In the aggregate, including both contracts in effect on August 31, 1998 and contracts that terminated during the fiscal year ended August 31, 1998, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 15.4% of the Company's revenues for the year ended August 31, 1998. Of the 27 Columbia/HCA contracts at August 31, 1998, 9 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations.

MANAGED CARE AND EMPLOYEE ASSISTANCE CONTRACTS

         The Company delivers its EAP and managed care services through a provider network as well as through employees and clinics in the Jacksonville, Orlando and Tampa/St. Petersburg areas. Claims processing is currently done at the Philadelphia, Winter Park and Denver locations. The Company intends to consolidate all claims processing to the Winter Park location during fiscal year 1999.

SALES AND MARKETING

         At August 31, 1998, the Company's subsidiary Horizon Mental Health Management employed seven full-time Vice Presidents of Development for mental health management and physical rehabilitation management contracts. The Company compiles information from numerous databases to identify prospective clients. The Company has developed profiles of over 6,500 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation, employee assistance programs or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A vice president of development, who typically acts as the point person on the sales team for such region, directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time the Company's Vice President of Sales will assist the Vice President of Development and will sometimes assume the role of point person for the sales effort. In addition, the Company's Executive Vice President of Sales and Development will generally become involved at the end of the sales process and negotiate the final terms of the management contract. The Company believes it can increase sales of rehabilitation management contracts by applying its expertise in winning mental health management contracts to the solicitation of rehabilitation management contracts. In addition, the Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

         The subsidiary Mental Health Outcomes ("MHO") markets the CQI+ Outcomes Measurement System to 1,700 medical/surgical hospitals with psychiatric inpatient units and 300 free-standing psychiatric hospitals nationwide. MHO employs a full-time Vice President of Market Development and a Director of Market Development who market the CQI+ System to hospitals through understanding psychiatric unit outcomes measurement needs and application of the most compatible CQI+ System module. MHO also contracts for telemarketing assistance to support initial "cold" calling to prospective customers. In addition, CQI+ is marketed as an "add-on" service to the contract managed psychiatric programs provided by Horizon Mental Health Management through efforts of the seven Vice Presidents of Development.

         The subsidiary Horizon Behavioral Services markets employee assistance programs and managed behavioral health programs to employers and HMOs nationwide. HBS employs a full-time Vice President of Sales and four Regional Directors of Sales and Development to market both the EAP and managed behavioral health services. The HBS sales staff markets the EAP to employers by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP model. In addition, the EAP is marketed by the seven Horizon Mental Health Management Vice Presidents of Development to hospitals as a benefit for their employees. The HBS sales staff markets the managed behavioral health care services to HMOs who wish to outsource management of the behavioral health benefit to an experienced provider.

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

         The behavioral health care marketplace includes two large national providers (Magellan Health Services and Value Options) who control approximately sixty-six percent of the market. The rest of the market consists of other organizations from medium size regional operations to very small local providers in the EAP business. The Company currently maintains a market share of approximately nine percent. The primary factor affecting competition in the EAP business is the range of services provided. In addition, quality of service and price are also of importance to EAP customers. Price is the primary factor in obtaining additional managed care customers. All companies involved in behavioral health care must plan to overcome obstacles related to increased customer and government scrutiny. Customers require sophisticated data that provides information regarding clinical outcomes, patient and provider satisfaction, and administrative performance information. National Committee for Quality Assurance accreditation is also becoming a necessary element for any behavioral health care company and is essential in competing with large national businesses.

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

         The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided in Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C. (delta) 1395c et seq.) is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. (delta) 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B. In addition, the Balanced Budget Act adds a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

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

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be DPUs and are not included in the

DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered. At August 31, 1998, of the 273 mental health treatment programs managed by the Company, 189 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare. Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The new regulations establish a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation services to $10,534 and $19,104, respectively, subject to adjustments based on market indices and on costs for other similar units. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in termination or nonrenewal of the management contract. The new reimbursement limitations become applicable to the client hospitals at the beginning of their respective Medicare fiscal years. The trend of renegotiated fees and canceled or nonrenewed contracts, resulting in reduced management fees, which the Company first encountered in its fiscal 1998 second quarter, can be expected to continue in the first and second quarters of fiscal 1999.

         Qualified outpatient rehabilitation services are exempt from the Prospective Payment System. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from the Prospective Payment System, generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under the Prospective Payment System and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a cost-based reimbursement system. As of August 31, 1998, 17 of the Company's managed physical rehabilitation programs were exempt from the Prospective Payment System. The remaining five programs will apply for exemption as soon as they are eligible. A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on the Prospective Payment System could significantly lower Medicare reimbursements to hospitals and thus have a material adverse effect on the business, operations and financial results of the Company.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or all of its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 1998, the Company refunded approximately $207,801 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation could adversely affect the Company.

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

         The Medicare and Medicaid anti-kickback statute, 42 U.S.C. (delta) 1320a-7b, prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors.

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

         LICENSING REQUIREMENTS

         Certain of the services provided by the Company's managed behavioral services subsidiaries may be subject to certain licensing requirements in some states. The Company currently holds licenses in Colorado, Florida, and Pennsylvania. If the business operations of such entities are determined to require licenses in other states, then obtaining such licenses or the inability to obtain such licenses could adversely affect the business operations of such entities. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

EMPLOYEES

         At August 31, 1998, the Company employed 1,485 people, including 1,140 full-time employees, 290 part-time employees, and 55 temporary employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 1998, the Company had administrative services contracts with 240 physicians to serve as medical directors for the clinical programs managed by the Company.

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

ITEM 2.  PROPERTIES

         In September 1996, the Company leased a building consisting of approximately 40,000 square feet for its National Support Center in Lewisville, Texas under a lease term expiring on September 26, 2001. In addition, at August 31, 1998 the Company leased an aggregate of 7,211 square feet of space for three regional offices in the Chicago, Los Angeles and Tampa metropolitan areas, with lease terms expiring from January 1999 to April 2001. Except for one partial hospitalization program operating in approximately 3,150 square feet of space, the space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

         The Company leases approximately 38,997 square feet of office space in the Philadelphia, Tampa, Jacksonville, San Antonio, and Orlando metropolitan areas, with lease terms expiring from February 1999 to August 2003 for its managed care operations. In addition, the Company leases approximately 17,999 square feet in various locations throughout the state of Florida with lease terms expiring from March 2000 to August 2003 for its clinical operations.

         Effective October 5, 1998, the Company leases 12,987 square feet of office space in the Denver metropolitan area with a lease term expiring on July 1, 2002, as a result of the acquisition of ChoiceHealth.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         NAME                        AGE                      POSITION
         ----                        ---                      --------

         James W. McAtee............  53       President, Chief Executive Officer, Treasurer, Secretary and Director
         Robert A. Lefton...........  42       Executive Vice President - Operations
         Gary A. Kagan..............  47       Executive Vice President - Development
         Linda A. Laitner...........  50       Senior Vice President - Operations
         David S. Tingue............  43       Senior Vice President - Marketing
         David K. White, Ph.D. .....  42       Senior Vice President - Operations

         James W. McAtee has been President and Chief Executive Officer of the Company since November 1, 1998. He has been Chief Financial Officer, Treasurer and Secretary of the Company since September 1990 and has been a director of the Company since July 1995. He formerly served as Executive Vice President - Finance & Administration of the Company from February 1992 to October 1998. He was a Senior Vice President of the Company from September 1990 to February 1992.

         Robert A. Lefton has been Executive Vice President - Operations since November 1, 1998. He formerly served as President and Chief Operating Officer from September 1997 to October 1998. He was Executive Vice President - Operations from September 1996 to August 1997. He was a Senior Regional Vice President of the Company from March 1995 until September 1996 and served as a Regional Vice President of the Company from November 1991 to March 1995.

         Gary A. Kagan has been Executive Vice President - Development of the Company since January 1992. From April 1990 to December 1991, he served as President of the subsidiary of the Company engaged in the contract management business.

         Linda A. Laitner has been Senior Vice President - Operations since November 1, 1998. She has been President - Horizon Behavioral Services since February 1998. She was previously Vice President Operations-Government Programs for CMG Health from January 1997 to January 1998. She also served as Vice President Operations-Implementation for CMG Health from January 1994 to January 1997 and as a Regional Vice President from January 1993 to January 1994.

         David S. Tingue has been has been Senior Vice President - Marketing since November 1, 1998. He has been President - Mental Health Outcomes since October 1997. He formerly served as Executive Vice President, Marketing from July 1998 to October 1998. He was previously Vice President Operations for SDMS Inc. from January 1997 to September 1997. He also served as Vice President, Strategic Planning for SDMS from March 1996 to December 1996 and Vice President, Marketing from July 1994 to March 1996. Prior to this, he was a Regional Business Director for Zeneca Pharmaceuticals from September 1992 to June 1994.

         David K. White, Ph.D. has been Senior Vice President - Operations since November 1, 1998. He formerly served as Executive Vice President - Operations from February 1998 to October 1998. He was a Regional Vice President from September 1996 to January 1998. He also served as a Regional Director of Operations from April 1995 to August 1996. He was President and Chief Executive Officer of Charles River Health Management, Inc. from December 1990 to November 1994.

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

         The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market, for the periods indicated:


                                                                        High                   Low
                                                                        ----                   ---
FISCAL YEAR ENDED AUGUST 31, 1998:
    September 1, 1997 -- November 30, 1997........................... $ 29.13                $ 20.50
    December 1, 1997 -- February 28, 1998............................   23.75                  19.00
    March 1, 1998 -- May 31, 1998....................................   24.63                  17.25
    June 1, 1998 -- August 31, 1998..................................   19.00                   4.50

FISCAL YEAR ENDED AUGUST 31, 1997:
    September 1, 1996 -- November 30, 1996 (1).......................   18.67                  14.67
    December 1, 1996 -- February 28, 1997 (1)........................   19.67                  16.33
    March 1, 1997 -- May 31, 1997....................................   20.00                  15.38
    June 1, 1997 -- August 31, 1997..................................   26.12                  18.00


(1) Adjusted to reflect three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

         The reported last sale price per share of the Common Stock as reported by the Nasdaq National Market on November 23, 1998 was $7.00. As of November 23, 1998, the Company had 6,967,750 shares of Common Stock outstanding. As of November 23, 1998, there were 50 stockholders of record of the Common Stock of the Company.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION AND
         STATISTICAL DATA

         The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1996, 1997 and 1998, and at August 31, 1997 and August 31, 1998, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1994 and 1995, and at August 31, 1994, 1995 and 1996, are derived from the audited consolidated financial statements of the Company not included herein. Effective August 11, 1997, Horizon acquired Specialty Healthcare Management, Inc. ("Specialty") in a share exchange transaction with the stockholders of Specialty which was accounted for as a pooling of interests. The Consolidated Financial Statements of the Company give effect to the Specialty exchange by combining (a) the financial statements of Horizon for the years ended August 31, 1995 and 1996 with the financial statements of Specialty for the years ended December 31, 1995 and 1996 and (b) the results of operations of Horizon for the year ended August 31, 1997 with the results of operations of Specialty for the twelve month period ended August 31, 1997, in each case on a pooling of interests basis. Specialty was a division of National Medical Enterprises, Inc. during the year ended December 31, 1994. The operations of Specialty for the four month period ended December 31, 1996 resulting in net revenues and net income of $10.8 million and $849,000, respectively, have been included in the restated statement of operations for both the year ended August 31, 1996 and the year ended August 31, 1997. The effect of including Specialty's net income for the four months in both periods is eliminated in stockholders' equity in the Consolidated Financial Statements of the Company. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                            FISCAL YEAR ENDED AUGUST 31,
                                                  -------------------------------------------------------------------------
                                                    1994(1)         1995(1)          1996            1997           1998
                                                  ----------      ----------      ----------      ----------     ----------
                                                                       (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues .............         24,962          68,721          95,244         102,263        102,156
   Premiums and fees ........................           --              --               437           6,154         21,383
Other(2) ....................................          5,297             634             558             850            279
                                                  ----------      ----------      ----------      ----------     ----------
              Total Revenues ................         30,259          69,355          96,239         109,267        123,818
Operating expenses:
   Salaries and benefits ....................         16,814          40,083          55,810          60,048         65,725
   Purchased services .......................          4,731          10,794          13,880          16,466         23,205
   Provision for bad debts ..................            312           1,680           1,435           3,034            760
   Other ....................................          5,745           9,189          11,848          12,796         14,755
   Depreciation and amortization ............            560           1,133           1,812           2,201          3,166
   Merger expenses ..........................           --              --              --             3,528           --
                                                  ----------      ----------      ----------      ----------     ----------
Operating income ............................          2,097           6,476          11,454          11,194         16,207
Interest and other income
 (expense), net .............................         (1,005)         (1,003)            (67)            120             74
                                                  ----------      ----------      ----------      ----------     ----------
Income before income taxes ..................          1,092           5,473          11,387          11,314         16,281
Income tax expense (benefit) ................            (20)          1,695           4,609           4,518          6,515
                                                  ----------      ----------      ----------      ----------     ----------
Income before equity in net earnings of
 Horizon LLC and minority interest ..........          1,112           3,778           6,778           6,796          9,766
Equity in net earnings of Horizon LLC .......            364           1,568            --              --             --
Minority interest............................           --              --                (2)           (140)           (34)
                                                  ----------      ----------      ----------      ----------     ----------
Net income ..................................     $    1,476      $    5,346      $    6,776      $    6,656     $    9,732
                                                  ==========      ==========      ==========      ==========     ==========

Basic earnings per share (3) ................     $     0.47      $     1.05      $     1.03      $     0.96     $     1.37
                                                  ==========      ==========      ==========      ==========     ==========
Weighted average shares outstanding (3)  ....          3,123           5,111(4)        6,561(4)        6,929(4)       7,120
                                                  ==========      ==========      ==========      ==========     ==========
Diluted earnings per share (3) ..............     $     0.38      $     0.89      $     0.90      $     0.87     $     1.26
                                                  ==========      ==========      ==========      ==========     ==========
Weighted average shares and dilutive
  potential common shares outstanding (3) ...          3,934           5,997(4)        7,510(4)        7,681(4)       7,754
                                                  ==========      ==========      ==========      ==========     ==========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments .............     $    2,144      $    3,249      $    8,346      $    5,517     $    6,204
Working capital .............................            162           4,394           8,751           5,064          6,498
Intangible assets (net) (5) .................          7,676          14,998          19,887          26,005         59,538
Total assets ................................         15,079          33,587          45,214          48,728         86,672
Total debt ..................................         12,121           3,216           3,576            --           26,029
Stockholders' equity (deficit) ..............         (1,434)         17,225          25,149          31,682         42,662




                                      AUG. 31,  NOV. 30,   FEB. 28,   MAY 31,   AUG. 31,   NOV. 30,   FEB. 28,   MAY 31,   AUG. 31,
                                        1996      1996       1997      1997       1997       1997       1998      1998       1998
                                      --------  --------   --------  --------   --------   --------   --------  --------   --------
STATISTICAL DATA:
Covered Lives                          204,291   204,301    216,260   262,059    288,519    744,103    783,560   762,414  1,874,323
NUMBER OF CONTRACT LOCATIONS (6):
Contract locations in
 operation ..........................      163       162        162       176        181        179        172       166        161
Contract locations signed
 and unopened .......................       16        22         10        18         14         15         12        16         11
                                      --------  --------   --------  --------   --------   --------   --------  --------   --------
Total contract locations ............      179       184        172       194        195        194        184       182        172
                                      ========  ========   ========  ========   ========   ========   ========  ========   ========
SERVICES COVERED BY CONTRACTS (6):
Inpatient ...........................      156       152        157       164        166        165        159       152        149
Partial hospitalization .............       84        84         86       101        104        103        107       109        102
Outpatient ..........................       20        29         28        21         24         27         30        33         32
Home health .........................       13        14         13        15         17         13         12        13         10
CQI+ ................................       64        67         71        78         86         87         88        83         82
TYPES OF TREATMENT PROGRAMS (6):
Geropsychiatric .....................      144       145        153       183        197        193        195       193        189
Adult psychiatric ...................       82        83         80        74         75         70         72        75         67
Substance abuse .....................       20        22         21        16         10         12         12        12          8
Other mental health .................        5         7          8         4          9         12          9         8          9
Physical rehabilitation .............       22        22         22        22         20         21         20        19         20

(1) Effective August 1, 1994, the Company and Mental Health Management, Inc. ("MHM") formed Horizon Mental Health Management Company, L.L.C., a Delaware limited liability company ("Horizon LLC"). Horizon LLC assumed management responsibility for all of the then existing management contracts of the Company and MHM. Certain provisions of the limited liability company agreement which required the consent of MHM for certain transactions prevented the Company from having the ability to control Horizon LLC under generally accepted accounting principles and therefore Horizon LLC was not consolidated with Horizon for accounting purposes through February 28, 1995. As a result, the revenues and expenses of Horizon LLC for the period August 1, 1994 through February 28, 1995 are not included in the revenues and expenses of the Company; instead, for such periods the Company accounted for its investment in Horizon LLC by the equity method and reflected its share of Horizon LLC's net income for the period in question as "Equity in Earnings of Horizon LLC." Effective with the acquisition of the minority interest in Horizon LLC of MHM on March 20, 1995, the MHM contracts were assigned to the Company and Horizon LLC became a wholly owned subsidiary of Horizon. Horizon LLC was consolidated with the Company effective March 1, 1995. The Company's share of Horizon LLC's net earnings was $364,000 through August 31, 1994 and $1,567,720 from September 1, 1994 through February 28, 1995. The Horizon LLC agreement stipulated that MHM, as a member of Horizon LLC, would be allocated the first $1,750,000 of Horizon LLC net earnings in each of the fiscal years ending August 31, 1995 and 1996. $1,750,000 was allocated to MHM during the six months ended February 28, 1995.

(2) Other revenues for the fiscal years ended August 31, 1994, 1995 and 1996 consist primarily of revenues earned from a psychiatric hospital formerly operated by the Company, patient services and physician contract management fees, or subsequent adjustments for Medicare settlements recognized during the respective period. The Company subleased the operations of the hospital to a third party effective July 31, 1994. Other revenues for the fiscal years ended August 31, 1997 and 1998 consist primarily of physician contract management fees and a favorable cost report adjustment.

(3) Adjusted to reflect a three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

(4) Adjusted for the Specialty transaction based on historical share amounts, converting each outstanding share of Specialty Common Stock into 147.4616 shares of Horizon Common Stock.

(5) Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. of Winter Park, Florida. The purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 was recorded as goodwill and $1,504,756 as service contracts. Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 was recorded as goodwill and $3,370,748 as service contracts. The Company recorded additional goodwill of $4,498,038 and $714,672 and additional management contract values of $507,948 and $141,066, as a result of the acquisitions on March 15, 1997 of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric") and Clay Care Inc., a Texas corporation ("Clay Care"), respectively. On August 1, 1996, the Company purchased 80% of the outstanding common stock of Florida PPS. Due to this purchase, $3,298,885 was recorded as goodwill during 1996 and 1997. On February 27, 1998, the Company acquired 16% of the remaining outstanding common stock of Florida PPS. The purchase price exceeded the fair market value of PPS's tangible net assets acquired by $764,400 of which $560,315 was recorded as goodwill and $204,085 as service contracts. On March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of Florida PPS. The purchase price exceeded the fair market value of PPS's tangible net assets acquired by $192,332 of which $141,311 was recorded as goodwill and $51,021 as service contracts. On April 1, 1996, the Company purchased all of the outstanding capital stock of the Parkside Company. In connection with this purchase, approximately $1,400,000 was recorded as goodwill and $2,100,000 as management contracts. Effective January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc. Due to this purchase, $120,350 was recorded as goodwill and $1,000,000 as management contracts. On March 20, 1995, $9,683,467 of the net proceeds to the Company from its initial public offering were used to purchase MHM's minority interest in Horizon LLC. The purchase transaction eliminated $2,794,715 of MHM's equity interest in Horizon LLC and recognized an increase in intangible assets of $2,355,000 based upon the value of Horizon LLC management contracts. The remaining purchase price of $4,533,752 was recorded as goodwill. The recorded goodwill was increased by $376,639 in March, 1996 based on a final valuation of MHM's minority interest. In each such acquisition, the increase in contract value will be amortized over seven years and the goodwill over forty years.

(6) Represents combined information for both Horizon and Specialty.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a growing provider of employee assistance plans ("EAP") and mental health services to business and managed care organizations, as well as the leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. As of August 31, 1998, the Company had over 200 contracts to provide EAP and mental health services covering nearly 2.0 million lives. Over the last six years, the Company has increased its management contracts from 43 to a total of 172 as of August 31, 1998 and currently operates in 37 states. Of those management contracts, 150 relate to mental health programs and 22 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at August 31, 1998 provided outcome measurement services at 82 contract locations. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health programs for general acute care hospitals in 1981.

         The Company's strategy is to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its existing and new client hospitals to include other clinical and related services and programs. A significant challenge in obtaining clinical management contracts from hospitals is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing contractual relationships with 172 hospitals nationwide provide it with a significant advantage in obtaining new contracts. The Company also believes it has opportunities to cross-sell a range of mental health and physical rehabilitation services to client hospitals by marketing and selling its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing and selling its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services and its contracts increasingly provide for multiple services. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically-sized to deliver national programs, while providing local, individualized service to both employer and health plan clients and their employees or clients.

         REVENUES

         Mental Health Services

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

         Contracts are frequently renewed prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1996, 1997 and 1998, the Company had successfully retained 80%, 78% and 73%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

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

         Over the past three years, the Company has increased revenues through acquisitions (discussed below) and through internal growth by adding services, price escalators and volume increases at existing contract locations. The increases have primarily been due to the increased range of services offered per contract and the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor in the pricing strategy has been the Company's policy of establishing a minimum direct margin threshold for its management contracts. Because the pooling with Specialty occurred on August 11, 1997, fiscal 1997 margins do not reflect the integration or the elimination of Specialty's executive, administrative, accounting and personnel functions and information systems, the closing of two Specialty office facilities and other synergies.

         The Company's mix of programs has changed over the last three years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs as a percentage of the Company's total mental health programs have increased from approximately 57% to 69% during that period.

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. Under many of its management contracts the Company is obligated to refund all or a portion of its fee if either Medicare denies reimbursement to the client hospital for individual patient treatment or if the fee paid to the Company is denied by Medicare as a reimbursable cost. During the fiscal years ended August 31, 1998 and 1997, the Company refunded approximately $207,801 and $219,294, respectively, of its fees as a result of these denials.

         Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The new regulations establish a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation services to $10,534 and $19,104, respectively, subject to adjustments based on market indices. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in termination or nonrenewal of the management contract. The new reimbursement limitations become applicable to the client hospitals at the beginning of their respective Medicare fiscal years. The trend of renegotiated fees and canceled or nonrenewed contracts, resulting in reduced management fees, which the Company first encountered in its fiscal 1998 second quarter, can be expected to continue in the first and second quarters of fiscal 1999.

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

         Managed Behavioral Health Care Services and Employee Assistance
Programs

         Through its subsidiary Horizon Behavioral Services, Inc., the Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third-party payors. Revenues are derived from EAP plans, administrative services only contracts, and managed behavioral health plans.

         Revenues from employee assistance plans, are typically derived from a per employee per month capitated rate multiplied by the number of eligible employees. The rate for EAP plans is dependent upon services provided under the contract terms. Each plan is specifically written to fulfill the clients' needs and can offer different numbers of counseling sessions and other benefits, such as child care and elder care consultation, referral resources and critical incident debriefing and intervention.

         Revenues for administrative services only related to the management and treatment of behavioral health benefits are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per employee per month fee multiplied by the number of eligible members. The client is able to benefit from the mental health professionals employed or independently contracted by the Company at favorably discounted rates.

         The primary factors affecting revenues derived from managed behavioral health care services are the behavioral health benefits provided and the number of members covered. The capitated rate is dependent upon the benefit designs of the customer and is set forth in the contract, usually as a per member per month capitated rate, which is multiplied by the number of eligible members to determine a monthly fee.

         The nine clinics operated in the state of Florida derive income from patients or insurance for counseling and therapy services rendered.

         OPERATING EXPENSES

         The primary factor affecting operating expenses in any period is the number of management contracts with programs in operation in the period. The Company's operating expenses consist primarily of salaries and benefits paid to its therapists and supporting personnel. Each mental health program managed by the Company has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each physical rehabilitation program managed by the Company has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director has a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other personnel are employees of the Company. At August 31, 1998, the Company had an average of six employees per contract location.

         Purchased services includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised of approximately 37% salaries and benefits and approximately 51% purchased services from network providers. Other costs and expenses include items such as marketing costs and expenses, accounting and legal fees and expenses, employee relocation expenses, rent, utility and property taxes.

         ACQUISITIONS

         On October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth for approximately $2.0 million. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self insured employers.

         On June 1, 1998, the Company acquired all of the outstanding capital stock of FPM for approximately $20.0 million. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self insured employers.

         On October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn for approximately $12.7 million in cash. Acorn provides employee assistance programs and other related services to self-insured employers.

         On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1995, 1996 and 1997. Included in the Company's financial statements for the fiscal years ended August 31, 1995 and 1996 are the financial results of the Specialty acquisition for the years ended December 31, 1995 and 1996, respectively. Included in the Company's financial statements for the fiscal year ended August 31, 1997 are the financial results of Specialty for the twelve months ended August 31, 1997.

         As a result of the Specialty acquisition, in the Company's financial statements for the fiscal year ended August 31, 1995, the financial results of Specialty are included for twelve months although Specialty, which began operations in January 1995, was only in operation for eight months of the Company's fiscal year. In addition, the financial results of Specialty for the four months of September 1, 1996 through December 31, 1996 are included in the Company's financial statements for both fiscal 1996 and 1997. The operations of Specialty for the four months ended December 31, 1996, resulted in net revenues and net income of $10.8 million and $849,000, respectively. As a result, an adjustment was made to stockholders' equity in the consolidated financial statements of the Company to eliminate the effect of including Specialty's net income for the four months in both periods. Additionally, the consolidated statement of cash flows was adjusted to reflect the cash flows of Specialty for the four months ended December 31, 1996. The treatment of the Specialty acquisition as a pooling of interests resulted in the Company recognizing merger-related expenses of approximately $3,528,000 and an offsetting tax benefit of approximately $1,340,000.

         Other acquisitions during the last three years have significantly affected the Company's results of operation and financial condition. The Company acquired 39 management contracts from Mental Health Management, Inc. ("MHM") on March 20, 1995, 19 management contracts from Parkside on April 1, 1996 and 23 management contracts with the acquisition of Geriatric and Clay Care on March 15, 1997. In addition, on August 1, 1996 the Company acquired Florida PPS, a company specializing in providing mental health services under capitated contracts.

RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended August 31, 1996, 1997 and 1998, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each fiscal year.


                                                        FISCAL YEAR ENDED AUGUST 31,
                                                    -----------------------------------

                                                      1996          1997         1998
                                                    --------      --------     --------
Revenues:
  Contract management revenues ..............           99.0%         93.6%        82.5%
  Premiums and fees .........................            0.5           5.6         17.3
  Other .....................................            0.5           0.8          0.2
                                                    --------      --------     --------
Total revenues ..............................          100.0         100.0        100.0

Operating expenses
  Salaries and benefits .....................           58.0          55.0         53.1
  Purchased services ........................           14.4          15.1         18.7
  Provision for bad debts ...................            1.5           2.8          0.6
  Other .....................................           12.3          11.7         11.9
  Depreciation and amortization .............            1.9           2.0          2.6
  Merger expenses ...........................            --            3.2          --
                                                    --------      --------     --------

Total operating expenses ....................           88.1          89.8         86.9
                                                    --------      --------     --------
Operating income ............................           11.9          10.2         13.1
                                                    --------      --------     --------

Interest and other income (expense), net ....           (0.1)          0.1          0.1
                                                    --------      --------     --------
Income before taxes .........................           11.8          10.3         13.2

Income tax expense ..........................            4.8           4.1          5.3
                                                    --------      --------     --------

Income before minority interest .............            7.0           6.2          7.9

Minority interest ...........................            --            0.1          --
                                                    --------      --------     --------

Net income ..................................            7.0%          6.1%         7.9%
                                                    ========      ========     ========

Number of contracts in operation, end of year            163           181          161

FISCAL YEAR ENDED AUGUST 31, 1998 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

         Revenue. Revenues for the fiscal year ended August 31, 1998 were $123.8 million representing an increase of $14.5 million, or 13.2%, as compared to revenues of $109.3 million for the prior fiscal year. Premiums and fees increased $15.2 million as a result of revenue recorded for Acorn and FPM. Horizon acquired 100% of the voting stock of Acorn and FPM effective October 31, 1997 and June 1, 1998, respectively. The increase in premiums and fees was offset by a decrease in other revenues of $571,000. The decrease in other revenues results from a favorable cost report adjustment for Mountain Crest Hospital recognized in the prior fiscal year.

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 1998 were $65.7 million representing an increase of $5.6 million, or 9.3%, as compared to salaries and benefits of $60.1 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the year ended August 31, 1998 were $57,290 representing an increase of $404 per full time equivalent, or 0.7%, as compared to salary and benefits cost of $56,821 per full time equivalent for the prior fiscal year. The number of full time equivalents for the year ended August 31, 1998 was approximately 1,147, representing an increase of 90, or 8.6%, as compared to approximately 1,057 full time equivalents in the prior fiscal year. FTE's increased by 52 as a result of the acquisition of Acorn. FTE's also increased by 160 as a result of the acquisition of FPM. These increases are offset by a decline in FTE's resulting from a decrease in the number of contract locations in operation, from 181 at August 31, 1997 to 161 at August 31, 1998, a decrease of 11%.

         Depreciation and Amortization. Depreciation and amortization expenses for the fiscal year ended August 31, 1998 were $3.2 million representing an increase of $965,000, or 43.8%, as compared to depreciation and amortization expenses of $2.2 million for the prior fiscal year. $928,000 of the increase resulted from additional depreciation and amortization arising from the acquisitions of Acorn and FPM. The remainder of the increase resulted from the depreciation expense associated with additional capital expenditures during the fiscal year.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the fiscal year ended August 31, 1998 were $38.7 million representing an increase of $6.4 million, or 19.8%, as compared to other operating expenses of $32.3 million for the previous fiscal year. A major factor in the increase in purchased services and other operating expense resulted from medical claims paid by Acorn and FPM. Purchased services increased $6.7 million, of which $5.7 million was due to the inclusion of Acorn and FPM in the Company's consolidated financial statements. Other operating expenses increased $2.0 million, of which $1.3 million was related to the acquisitions of Acorn and FPM. The increases in purchased services and other operating expenses were offset by a decrease in the provision for bad debts of $2.3 million, of which $2.1 million related to one Specialty contract which terminated April 30, 1997.

         Merger Expenses. Merger expenses were $3.5 million for the fiscal year ended August 31, 1997. The Company did not have merger expenses for the current fiscal year.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for the fiscal year ended August 31, 1998 was $74,000, as compared to $120,000 in net interest income and other income for the prior fiscal year. This change results from an increase in interest expense of $405,000 related to amounts borrowed under the new credit facility for acquisitions. This decrease is offset by an increase in other income of $514,000 due to the final receipt of the rent obligation for Mountain Crest Hospital. In addition, interest income decreased by $126,000 when compared to the corresponding period in the prior fiscal year due to the use of cash for acquisitions.

         Income Tax Expense. Income tax expense for the fiscal year ended August 31, 1998 was $6.5 million representing an increase of $2.0 million, or 44.4%, as compared to income tax expense of $4.5 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings.


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

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 1997 were $60.0 million representing an increase of $4.2 million, or 7.6%, as compared to salaries and benefits of $55.8 million for the prior fiscal year. Salary and benefits cost per full time equivalent for the year ended August 31, 1997 were $56,821 representing an increase of $3,430 per full time equivalent, or 6.4%, as compared to salary and benefits cost of $53,391 per full time equivalent for the prior fiscal year. The number of full time equivalents for the year ended August 31, 1997 was approximately 1,057, representing an increase of 11.5, or 1.1%, as compared to approximately 1,045 full time equivalents in the prior fiscal year. The increase in the number of full time equivalents of 1.1% was less than the 9.4% increase in the number of contract locations in operation because the contract locations terminated during fiscal year 1997 were mature programs which typically employ more personnel per location than the newly signed and acquired contract locations during fiscal year 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank National Association (now known as Chase Bank of Texas, National Association) as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At August 31, 1998, the revolving credit facility and advance term loan facility had $3 million and $23 million outstanding, respectively.

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

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The New Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         On September 9, 1998 the New Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock. As a result of this amendment a limit of $10 million for cumulative acquisitions was imposed for the period of September 30, 1998 through August 31, 1999.

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

         The Company believes that its cash flow from operations, cash of $6.2 million at August 31, 1998 and $7.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $1.2 million. The Company generated $7.7 million in net cash from operations during the year ended August 31, 1998. The Company is likely to require additional capital to fund any further acquisitions.

         Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the term loan facility.

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

         In July 1996, the Company acquired 80% of the outstanding common stock of Florida PPS. The purchase price for 80% of the outstanding capital stock was approximately $3.3 million, based primarily on a 6.25 multiple of the 1996 pre-tax income of Florida PPS, and was paid from existing cash. The Company accounted for the acquisition of Florida PPS by the purchase method as required by generally accepted accounting principles. In February and March 1998, the Company acquired the remaining outstanding common stock of PPS. The purchase price of approximately $1,030,000 was based primarily on a multiple of the 1997 pretax income of PPS. Based in Clearwater, Florida, Florida PPS specializes in full risk, capitated managed mental health programs and employee assistance programs.

         The Company acquired the assets of National Medical Management Services effective January 1, 1995. In the transaction, the Company paid approximately $3.95 million in cash and a note of approximately $731,000 payable to NME as payment for the assets. The Company also issued to NME a warrant to acquire common stock of the Company, which warrant was subsequently exercised as part of Horizon's acquisition of Specialty in August 1997. The NME promissory note was paid in January 1996. In April, 1996 the Company acquired The Parkside Company, a contract manager of mental health programs, in a merger in which common stock was issued and approximately $2.6 million was paid in cash which was financed under a bank credit facility.

YEAR 2000 ISSUE

         The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of November 19, 1998 it had completed approximately 55% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 45% of the initiatives are in process and are expected to be completed by December 31, 1999.


                                                                                                     PERCENT
                       YEAR 2000 INITIATIVE                              TIME PERIOD                 COMPLETE

       Initial IT systems identification and assessment     April 1998 to December 1998                90%

       Remediation and testing of IT systems                July 1998 to December 1998                 20%

       Identification and assessment of non-IT systems      September 1998 to December 1998            20%

       Remediation and testing of non-IT systems            January 1999 to December 1999               0%


         The Company is beginning assessment of the Year 2000 readiness of its suppliers. Such assessment will include hardware, software and service suppliers. The Company expects to complete its assessment of suppliers' Year 2000 readiness by March 1999. The Company is beginning assessment of the Year 2000 readiness of its customers. Such assessment will include contacting significant customers regarding their state of Year 2000 readiness. The Company expects to complete its assessment of customers' Year 2000 readiness by June 1999.


         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $100,000, which expenditures will be funded from the operating cash flows. All of the $100,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such amounts represent approximately 2% of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of November 23, 1998, the Company had incurred costs of approximately $55,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's result of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worse case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such cost analysis and contingency planning by June 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. However, there can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe", "expect", "estimate", "project", "will be", "will continue", "will likely result", or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health services; adverse changes to other regulatory provisions relating to mental health services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

INFLATION

         The Company's management contracts generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the last three years, inflation has had little effect on the Company's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. To manage its exposure to changes in interest rates, the Company uses both fixed and variable rate debt. The Company has estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates.

         At August 31, 1998, the Company had approximately $26.0 million of debt obligations outstanding with variable interest rates with a weighted average interest rate of 6.4375%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 1998, would change interest expense by approximately $167,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-25 attached hereto, all of which information is incorporated by reference into this Item 8.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 28, 1999 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

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

         10.6 - Letter Loan Agreement dated December 20, 1995 among North Central Development Company, as borrower, Texas Commerce Bank, National Association, ("TCB") as lender, and Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, and Mental Health Outcomes, Inc., a Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (the "November 1995 Form 10-Q").

         10.7 - First Amendment to Letter Loan Agreement and Note Modification Agreement dated December 9, 1997 among North Central Development Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.)

         10.8 - Lease Agreement dated as of December 20, 1995 between North Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

         10.9 - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

        10.10 -   Horizon Mental Health Management, Inc. 1995 Stock Option
                  Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

        10.11 - Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

        10.12 - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

        10.13 - Amendments to 1995 Stock Option Plan and 1995 First Amended and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

        10.14 - Horizon Mental Health Management Bonus Plan Fiscal 1997 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended August 31, 1996 (the "1996 Form 10-K/A")).

        10.15 - Horizon Mental Health Management Contingent Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

        10.16 - Horizon Health Corporation Bonus Plan Fiscal 1998 (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

        10.17 - Horizon Health Corporation Bonus Plan Fiscal 1999 (filed herewith).

        10.18 - Amendment dated February 10, 1997 between the Company and the stockholders of Florida Professional Psychological Services, Inc. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, as filed with the Commission on March 31, 1997 (the "February 1997 Form 10-Q)).

        10.19 - Stock Purchase Agreement dated as of February 24, 1997, among the Company and Geriatric Medical Care, Inc. and its stockholders, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's February 1997 Form 10-Q).

        10.20 -   Share Exchange Reorganization Agreement dated as of April
                  25, 1997, among the Company, Howard B. Finkel, John Harrison, Larry Reiff, Argentum Capital Partners, L.P., Denise Dailey, Ken Dorman, G. Phillip Woellner, and Michael S. McCarthy, and Specialty Healthcare Management, Inc., as amended by a First Amendment to Share Exchange Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special Meeting of Stockholders of the Company to be held on August 11, 1997).

        10.21 - Post-Closing Escrow Agreement dated August 11, 1997 between the Company and Howard B. Finkel, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 11, 1997).

        10.22 - Registration Rights Agreement dated August 11, 1997, between the Company and Howard B. Finkel, et al. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 11, 1997).

        10.23 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

        10.24 - Stock Purchase Agreement, dated October 20, 1997, among the Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

        10.25 - Credit Agreement dated December 9, 1997 among the Company, Texas Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

        10.26 - Stock Purchase Agreement dated as of May 1, 1998, by and among Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2,
                  1998).

        11.1  -   Statement Regarding Computation of Per Share Earnings (filed herewith).

        21.1  -   List of Subsidiaries of the Company (filed herewith).

        23.1  -   Consent of PricewaterhouseCoopers LLP (filed herewith).

        27.1  -   Financial Data Schedule (filed herewith).


        (b) The Company filed the following report on Form 8-K during the last quarter of the period covered by this report:

                  Current Report on Form 8-K dated June 2, 1998 and filed with the Commission on June 17, 1998, which included Item 2 relating to the acquisition of FPM.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 25, 1998

                                       HORIZON HEALTH CORPORATION


                                       BY: /s/ JAMES W. MCATEE
                                          -------------------------------------
                                                  JAMES W. MCATEE
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                             AND CHIEF FINANCIAL OFFICER

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

           SIGNATURE                      CAPACITY                                  DATE
           ---------                      --------                                  ----
    /s/ JAMES W. MCATEE             Director, President, Chief Executive         November 25, 1998
------------------------------      Officer, Chief Financial Officer,
        James W. McAtee,            Secretary and Treasurer
                                    (Principal Executive Officer and
                                    Principal Financial Officer)

    /s/ CLIFF W. GARDNER            Vice President - Controller,                 November 25, 1998
------------------------------      Principal Accounting Officer
       Cliff W. Gardner

   /s/ JAMES KEN NEWMAN             Director and Chairman of the Board           November 25, 1998
------------------------------
      James Ken Newman,

   /s/ JACK R. ANDERSON             Director                                     November 25, 1998
------------------------------
     Jack R. Anderson

   /s/ GEORGE E. BELLO              Director                                     November 25, 1998
------------------------------
      George E. Bello

   /s/ WILLIAM H. LONGFIELD         Director                                     November 25, 1998
------------------------------
   William H. Longfield

   /s/ JAMES E. BUNCHER             Director                                     November 25, 1998
------------------------------
     James E. Buncher

  /s/ DONALD E. STEEN               Director                                     November 25, 1998
------------------------------
      Donald E. Steen

  /s/ HOWARD B. FINKEL              Director                                     November 25, 1998
------------------------------
     Howard B. Finkel

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants................................................................F - 2


Consolidated Balance Sheets at August 31, 1997 and 1998..........................................F - 3


Consolidated Statements of Income
     For the Years Ended August 31, 1996, 1997, and 1998.........................................F - 5


Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     For the Years Ended August 31, 1996, 1997, and 1998.........................................F - 6


Consolidated Statements of Cash Flows
     For the Years Ended August 31, 1996, 1997, and 1998.........................................F - 7


Notes to Consolidated Financial Statements.......................................................F- 9


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Horizon Health Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP


Dallas, Texas
October 12, 1998

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                                   August 31,
                                                                                     -------------------------------------
                                                                                          1997                  1998
                                                                                     ----------------     ----------------
CURRENT ASSETS:
     Cash and short-term investments                                                 $      5,516,575     $      6,204,297
     Accounts receivable less allowance for uncollectible accounts of
          $1,357,423 and $1,902,112 at August 31, 1997 and 1998, respectively              11,995,254           13,464,705
     Receivable from employees                                                                 63,303               91,715
     Prepaid expenses and supplies                                                            182,208              211,288
     Income taxes receivable                                                                  951,256              317,197
     Other receivables                                                                         51,877              166,714
     Other current assets                                                                     170,154              469,540
     Current deferred taxes                                                                 1,687,512            2,006,880
                                                                                     ----------------     ----------------

          TOTAL CURRENT ASSETS                                                             20,618,139           22,932,336
                                                                                     ----------------     ----------------

PROPERTY AND EQUIPMENT:
     Equipment                                                                              3,694,717            5,874,100
     Building improvements                                                                    255,406              421,331
                                                                                     ----------------     ----------------

                                                                                            3,950,123            6,295,431

     Less accumulated depreciation                                                          2,208,083            2,868,062
                                                                                     ----------------     ----------------

                                                                                            1,742,040            3,427,369

Goodwill, net of accumulated amortization of $2,078,177 and
     $3,002,194 at August 31, 1997 and 1998, respectively                                  21,553,594           51,310,574
Contracts, net of accumulated amortization of $2,744,666 and $4,099,012
     at August 31, 1997 and 1998, respectively                                              4,451,426            8,227,689
Other assets                                                                                  363,208              774,100
                                                                                     ----------------     ----------------

          TOTAL ASSETS                                                               $     48,728,407     $     86,672,068
                                                                                     ----------------     ----------------







          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                                             August 31,
                                                                                --------------------------------------
                                                                                      1997                 1998
                                                                                -----------------    -----------------
CURRENT LIABILITIES:
     Accounts payable                                                           $      1,747,393     $      2,314,404
     Employee compensation and benefits                                                6,233,477            6,166,226
     Accrued expenses (Note 4)                                                         7,572,929            7,934,916
     Current debt maturities                                                                   -               18,470
                                                                                ----------------     ----------------

          TOTAL CURRENT LIABILITIES                                                   15,553,799           16,434,016

     Other liabilities                                                                   355,803              237,308
     Long-term debt, net of current debt maturities                                            -           26,010,901
     Deferred income taxes                                                               987,704            1,327,532
                                                                                ----------------     ----------------

          TOTAL LIABILITIES                                                           16,897,306           44,009,757
                                                                                ----------------     ----------------

Commitments and contingencies (Note 8)

Minority interest                                                                        148,648                    -
                                                                                ----------------     ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized; none issued                   -                    -
or
          outstanding
     Common stock, $.01 par value, 40,000,000 shares
          authorized at August 31, 1997 and 1998; 6,966,762 shares issued and outstanding at August 31, 1997 and 7,231,812 shares issued and
          outstanding at August 31, 1998                                                  69,668               72,318
     Additional paid-in capital                                                       16,739,425           17,984,638
     Retained earnings                                                                14,873,360           24,605,355
                                                                                ----------------     ----------------
                                                                                      31,682,453           42,662,311
                                                                                ----------------     ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $     48,728,407     $     86,672,068
                                                                                ================     ================




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME


                                                           For the years ended August 31,
                                             ---------------------------------------------------------
                                                   1996                 1997                 1998
                                             ---------------      ---------------      ---------------
REVENUES:
     Contract management revenue             $    95,244,454      $   102,263,283      $   102,156,150
     Premiums and fees                               436,693            6,153,540           21,383,040
     Other                                           557,819              849,972              278,659
                                             ---------------      ---------------      ---------------
          Total revenues                          96,238,966          109,266,795          123,817,849
                                             ---------------      ---------------      ---------------

EXPENSES:
     Salaries and benefits                        55,809,614           60,048,345           65,725,221
     Purchased services                           13,880,426           16,466,115           23,205,211
     Provision for bad debt                        1,435,049            3,033,693              759,467
     Other                                        11,848,384           12,795,910           14,754,707
     Depreciation and amortization                 1,811,790            2,201,450            3,166,073
     Merger expenses (Note 3)                           --              3,527,671                 --
                                             ---------------      ---------------      ---------------

     Operating expenses                           84,785,263           98,073,184          107,610,679
                                             ---------------      ---------------      ---------------

Operating income                                  11,453,703           11,193,611           16,207,170
                                             ---------------      ---------------      ---------------

Other income (expense)

     Interest expense                               (419,421)            (402,003)            (799,347)
     Interest income and other                       353,231              523,877              875,268
     Loss on sale of equipment                          --                 (1,888)              (2,324)
                                             ---------------      ---------------      ---------------

Income before income taxes                        11,387,513           11,313,597           16,280,767
Income tax expense                                 4,609,360            4,517,688            6,514,812
                                             ---------------      ---------------      ---------------

Income before minority interest                    6,778,153            6,795,909            9,765,955
Minority interest                                     (2,397)            (139,893)             (33,960)
                                             ---------------      ---------------      ---------------

Net income                                   $     6,775,756      $     6,656,016      $     9,731,995
                                             ===============      ===============      ===============
Earnings per common share:
     Basic                                   $          1.03      $          0.96      $          1.37
                                             ===============      ===============      ===============
     Diluted                                 $          0.90       $         0.87      $          1.26
                                             ===============      ===============      ===============
Weighted average shares outstanding:
     Basic                                         6,561,481            6,928,827            7,120,303
                                             ===============      ===============      ===============
     Diluted                                       7,510,048            7,681,269            7,754,467
                                             ===============      ===============      ===============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997, AND 1998

                                     Common Shares           Additional                                   Treasury
                               -------------------------      Paid-in       Retained       Deferred        Stock,
                                 Shares         Amount        Capital       Earnings     Compensation      at Cost         Total
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------

Balance at August 31, 1995       6,314,674   $              $              $              $              $              $
                                                  63,202     14,926,859      2,290,643        (50,000)        (5,281)    17,225,423
     Net income                       --            --             --        6,775,756           --             --        6,775,756
     Sale of common shares          55,298           553         59,446           --             --             --           59,999
     Issuance of shares in
          conjunction with
purchase
          of the Parkside          192,437         1,924        868,076           --             --             --          870,000
Company
     Payments on notes                --            --           50,000           --             --             --           50,000
receivable
     Amortization of
deferred
          compensation                --            --             --             --           25,000           --           25,000
     Tax benefit associated
with
          stock options               --            --           37,717           --             --             --           37,717
     Exercise of stock             134,440         1,344        104,065           --             --             --          105,409
options
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------

Balance at August 31, 1996       6,696,849        67,023     16,046,163      9,066,399        (25,000)        (5,281)    25,149,304
     Net income                       --            --             --        6,656,016           --             --        6,656,016
     Adjustment applicable
to
          transition period           --            --             --         (849,055)          --             --         (849,055)
(Note 3)
     Amortization of
deferred
          compensation                --            --             --             --           25,000           --           25,000
     Retirement of treasury           --             (55)        (5,226)          --             --            5,281           --
shares
     Payment on note                  --            --           25,000           --             --             --           25,000
receivable
     Exercise of warrants          179,178         1,793         (1,793)          --             --             --             --
     Tax benefit associated
with
          stock options               --            --          511,949           --             --             --          511,949
     Exercise of stock              90,735           907        163,332           --             --             --          164,239
options
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------

Balance at August 31, 1997       6,966,762        69,668     16,739,425     14,873,360           --             --       31,682,453
     Net income                       --            --             --        9,731,995           --             --        9,731,995
     Tax benefit associated
with
          stock options               --            --          773,229           --             --             --          773,229
     Exercise of stock             265,050         2,650        471,984           --             --             --          474,634
options
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------

Balance at August 31, 1998       7,231,812   $              $              $              $              $              $
                                                  72,318     17,984,638     24,605,355           --             --       42,662,311
                               -----------   -----------    -----------    -----------    -----------    -----------    -----------






          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                                                                                      1996              1997              1998
                                                                                  ------------      ------------      ------------
Operating activities:
     Net income                                                                   $  6,775,756      $  6,656,016      $  9,731,995
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                              1,811,790         2,201,450         3,166,073
          Loss on sale of equipment                                                       --               1,888             2,324
          Minority interest                                                              2,397           139,893            33,960
          Deferred income taxes                                                          9,909            94,139           240,337
          Non-cash expenses                                                             25,000            25,000              --
     Changes in net assets and liabilities:
          Decrease (increase) in restricted cash                                      (205,857)          218,606              --
          Decrease (increase) in accounts receivable                                (1,307,286)        1,143,322          (294,089)
          Decrease (increase) in income taxes receivable                                  --                --             951,256
          Decrease (increase) in other receivables                                     285,346           264,589          (460,046)
          Decrease (increase) in prepaid expenses and supplies                         (80,875)         (599,553)           80,066
          Increase in other assets                                                    (127,188)         (144,101)       (1,009,400)
          Increase (decrease) in accounts payable, employee compensation
               and benefits, accrued expenses, and other current liabilities         1,525,817           758,732        (4,592,617)
          Decrease in payable to health insurance program                                 --            (661,248)             --
          Increase (decrease) in other non-current liabilities                         151,872          (749,532)         (118,495)
                                                                                  ------------      ------------      ------------

Net cash provided by operating activities                                            8,866,681         9,349,201         7,731,364
                                                                                  ------------      ------------      ------------

Investing activities:
     Purchase  of property and equipment                                              (393,703)       (1,412,441)         (864,049)
     Proceeds from sale of equipment                                                      --              13,485             9,569
     Increase in goodwill and management contracts                                    (123,222)             --                --
     Payment for purchase of the Parkside Company, net of cash acquired             (2,600,000)             --                --
     Payment for purchase of net assets of National Medical Management                (302,817)             --                --
          Services Payment for purchase of Professional Psychological
          Services, Inc., net of cash acquired                                        (786,767)       (1,898,230)       (1,240,834)
     Payment for purchase of Clay Care, Inc., net of cash acquired                        --            (913,634)             --
     Payment for purchase of Geriatric Medical Care Inc., net of cash                     --          (4,577,970)             --
          acquired
     Payment for purchase of Acorn Behavioral HealthCare Management
          Corporation, net of cash acquired                                               --                --         (12,726,120)
     Payment for purchase of FPM Behavioral Health, Inc., net of cash
          acquired                                                                        --                --         (19,449,488)
                                                                                  ------------      ------------      ------------
Net cash used in investing activities                                               (4,206,509)       (8,788,790)      (34,270,922)
                                                                                  ------------      ------------      ------------
Financing activities:
     Payments on long-term debt                                                     (3,108,047)       (4,114,862)       (6,520,583)
     Payment on notes receivable for purchase of common stock                           50,000            25,000              --
     Proceeds from long term borrowings                                              3,291,820              --          32,500,000
     Net proceeds from issuance of common stock                                        165,408           164,239           474,634
     Tax benefit related to stock option exercise                                       37,717           511,949           773,229
                                                                                  ------------      ------------      ------------
Net cash provided by (used in) financing activities                                    436,898        (3,413,674)       27,227,280
                                                                                  ------------      ------------      ------------
Change in cash during transition period                                                   --              23,465              --
Net increase (decrease) in cash and short-term investments                           5,097,070        (2,829,798)          687,722
Cash and short-term investments at beginning of year                                 3,249,303         8,346,373         5,516,575
                                                                                  ------------      ------------      ------------
Cash and short-term investments at end of year                                    $  8,346,373      $  5,516,575      $  6,204,297
                                                                                  ============      ============      ============

Supplemental disclosure of cash flow information Cash paid during the period for:
          Interest                                                                $    419,421      $    402,003      $    778,962
                                                                                  ============      ============      ============
          Income taxes                                                            $  4,930,499      $  4,584,015      $  5,212,080
                                                                                  ============      ============      ============

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED AUGUST 31, 1996, 1997 AND 1998

                                                                                    1996              1997              1998
                                                                                ------------      ------------      ------------
Supplemental disclosure on non-cash investing activities:
     Acquisition of 80% of the common stock of  Professional Psychological
     Services, Inc., and 100% of  the common stock of the Parkside Company during fiscal year 1996;

     Acquisition of Geriatric Medical Care, Inc., Clay Care, inc., and additional payments for the acquisition of 80% of the common stock of Professional Psychological Services, Inc., during fiscal year 1997

     Acquisition of Acorn Behavioral Health Care Management Corporation,
          FPM Behavioral Health, Inc., and additional payments for the acquisition of the remaining 20% of the common stock of Professional Psychological Services, Inc., during fiscal year 1998

               Fair value of assets acquired                                    $  5,815,535      $  9,004,431      $ 39,717,058

               Cash paid                                                          (3,825,000)       (7,524,968)      (33,967,191)

               Common stock exchanged                                               (870,000)             --                --
                                                                                ------------      ------------      ------------
               Liabilities assumed                                              $  1,120,535      $  1,479,463      $  5,749,867
                                                                                ------------      ------------      ------------

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1997 AND 1998

1.     ORGANIZATION

       Horizon Health Corporation (the "Company"), formerly known as Horizon Mental Health Management, Inc., is a contract manager of clinical and related services, primarily of mental health programs, offered by general acute care hospitals in the United States as well as a provider of employee assistance programs ("EAP") and mental health services to business and managed care organizations. The management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; Orlando, Florida; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

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

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral HealthCare Management Corporation ("Acorn"), a Pennsylvania corporation, and Acorn has been consolidated with the Company as of October 31, 1997. Effective February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock PPS. On March 10, 1998, the Company acquired the remaining four percent (4%) of the outstanding common stock of PPS. These acquisitions have been consolidated with the Company as of their respective effective dates. Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. ("FPM") of Winter Park, Florida. FPM has been consolidated with the Company as of June 1, 1998 (see Note 3).

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION: The consolidated financial statements include those of the Company and its wholly-owned and majority owned subsidiaries; investments in unconsolidated affiliated companies are accounted for on the equity method.

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

       CONTRACTS: Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years.

       GOODWILL: Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over 40 years.

       LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." Under SFAS 121, the Company recognizes impairment losses on property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined using estimated fair value or by comparing the sum of the expected future discounted net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income as they are determined.

       REVENUE: Contract management revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlement is determined. Contract management revenue is based on a per diem calculation using patients per day, a fixed fee, admissions, discharges, direct expenses, or any combination of the preceding depending on the specific contract.

       Capitated patient services revenues are defined by contract and are calculated on a per-member/per-month fee, fixed fee and/or a fee for service basis. Capitated revenue is accrued in the same manner as contract management revenue. The Company bears the economic risk if capitated revenue is insufficient to meet the cost of behavioral health care services incurred by covered members. At August 31, 1998 capitated revenue was sufficient to meet these costs.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The customers of the Company are not concentrated in any specific geographic region, but are concentrated in the health care industry. At August 31, 1998, the Company had management contracts with 27 hospitals directly or indirectly owned by Columbia/HCA Healthcare Corporation ("Columbia/HCA"), all of which had programs in operation. These 27 contracts accounted for 12.5% of the Company's net revenues for the year ended August 31, 1998. In the aggregate, including terminated contracts, revenues generated by hospitals directly or indirectly owned by Columbia/HCA accounted for 20.3%, 20.3%, and 15.4% of the Company's net revenues for the years ended August 31, 1996, 1997, and 1998. Of the 27 Columbia/HCA contracts at August 31, 1998, 9 contracts contain a provision limiting the number of contracts which Columbia/HCA can cancel without cause to 33.3% during any calendar year. The termination or non-renewal of all or a substantial part of the management contracts with hospitals owned by Columbia/HCA could have a material adverse effect on the Company's business, financial condition or results of operations.

       At August 31, 1997 and 1998, accounts receivable from hospitals directly or indirectly owned by Columbia/HCA were approximately $2,089,000 and $1,756,649, respectively. The Company generally does not require collateral to support outstanding accounts receivable.

       ADVERTISING COSTS:  The Company expenses advertising costs as incurred.

       OUTSTANDING MEDICAL CLAIMS: Outstanding claims include medical claims and related expenses reported but not paid and an estimate of costs incurred but not reported (IBNR) to the Company by health care providers. Management of the Company estimated IBNR costs utilizing the Company's historical experience and current factors.

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

       EARNING PER SHARE: Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if the Company's stock options and warrants were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All prior-period earnings per share data presented has been restated in accordance with SFAS 128. All shares and per share data, except par value per share, have been retroactively adjusted to reflect a three for two stock split effected as a 50% stock dividend by the Company on January 31, 1997.

       FINANCIAL INSTRUMENTS: Financial instruments consist of cash and short-term investments, accounts receivable, current liabilities and long-term debt obligations. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. SFAS No. 131 is effective for the Company for fiscal years beginning after December 15, 1997, and requires comparative information for earlier years to be restated. Management has not yet completed its assessment of how this Statement will impact segment disclosures.

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of this Statement is not expected to have a material impact on the presentation of the Company's financial statements

3.     ACQUISITIONS

       FPM BEHAVIORAL HEALTH, INC.

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at February 28, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively.

       The unaudited pro forma combined results of the Company and FPM for the years ended August 31, 1997 and 1998 after giving effect to certain pro forma adjustments are presented at the end of this footnote.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       ACORN

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A., (now known as Chase Bank of Texas, National Association). The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as service contracts. Tangible assets acquired and liabilities assumed totaled $274,929 and $177,832 respectively.

       The unaudited pro forma combined results of operations of the Company and Acorn for the years ended August 31, 1997 and 1998 after giving effect to certain pro forma adjustments are presented at the end of this footnote.

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

       For purposes of recording the pooling of interests combination, Specialty's financial statements for the twelve months ended December 31, 1996 were combined with Horizon Health Corporation's ("Horizon") financial statements for the twelve months ended August 31, 1996. Specialty's results of operations for the twelve months ended August 31, 1997 have been combined with Horizon's results of operations for the same period. The operations of Specialty for the four months ended December 31, 1996, resulting in net revenues and net income of $10.8 million and $849,055, respectively, have been included in the statement of income for both the year ended August 31, 1996 and 1997. As a result, an adjustment was made to stockholders' equity in the consolidated financial statements of the Company to eliminate the effect of including Specialty's net income for the four months in both periods. Additionally, the consolidated statement of cash flows was adjusted to reflect the cash flows of Specialty for the four months ended December 31, 1996.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Combined and separate results of Horizon and Specialty during periods preceding the exchange were as follows (in thousands):

                                                                                   Nine months
                                                         Twelve months                ended
                                                             ended                 May 31, 1997
                                                        August 31, 1996            (unaudited)
                                                       ------------------       -------------------
                           Revenues:
                           Horizon                     $           62,445       $            57,894
                           Specialty                               33,794 (a)                23,286
                           Combined                                96,239                    81,180

                           Net Income:
                           Horizon                     $            5,564       $             5,483
                           Specialty                                1,212 (a)                   871
                           Combined                                 6,776                     6,354

       (a) For the fiscal year ended December 31, 1996.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       CLAY CARE, INC.

       Also effective March 15, 1997, the Company purchased all of the outstanding capital stock of Clay Care, Inc., a Texas corporation, and CCI has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of CCI by the purchase method as required by generally accepted accounting principles. CCI was a contract manager of mental health services for acute care hospitals. At March 15, 1997, CCI had management contracts with five hospitals of which four were in operation and one of which opened in April 1997. CCI had total revenues of approximately $1.3 million in 1996. A total of $475,000 of the $1,000,000 purchase price was paid at the closing from existing cash of the Company. The remaining $525,000 of the total purchase price was paid by the Company in April 1997 and June 1997. The purchase price exceeded the fair value of CCI's tangible net assets by $855,738, of which $714,672 is recorded as goodwill and $141,066 as management contracts. Tangible assets acquired and liabilities assumed totaled $201,794 and $57,532, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

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

       On February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. The purchase price of $831,879 was based primarily on a multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair market value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. On March 10, 1998, the Company acquired the remaining four percent (4%) of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. The purchase price exceeded the fair value of PPS's tangible assets acquired by $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. The acquisitions were funded by incurring debt of approximately $1.0 million under the term loan facility. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       PARKSIDE COMPANY

       Effective April 1, 1996, the Company purchased all of the outstanding capital stock of the Parkside Company, and Parkside has been consolidated with the Company as of April 1, 1996. The Company accounted for the acquisition of Parkside by the purchase method as required by generally accepted accounting principles. Parkside is a contract manager of mental health services for acute care hospitals. The purchase price of $3.5 million included approximately $2,600,000 in cash and 192,437 shares of the Company's common stock. The purchase price exceeded the fair value of Parkside's tangible net assets by $3,500,000, of which $1,400,000 is recorded as goodwill and $2,100,000 as management contracts.

       NATIONAL MEDICAL MANAGEMENT SERVICES

       Effective January 3, 1995, the Company acquired the net assets and operations of National Medical Management Services, a division of National Medical Enterprises, Inc. (the "Division") and the Division has been consolidated with the Company as of January 3, 1995 (see Note 9). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. The purchase price exceeded the fair value of the net assets acquired by $1,120,350, of which $120,350 is recorded as goodwill and $1,000,000 as management contacts. Tangible assets acquired and liabilities assumed totaled $6,755,415 and $2,808,566, respectively.

       The following unaudited pro forma financial information gives effect to the acquisitions by the Company of Acorn and FPM as if the acquisitions occurred on September 1, 1996.

                                                                    Year Ended
                                                                    August 31,
                                                       -----------------------------------
                                                             1997                1998
                                                       ---------------     ---------------
                 Revenue                               $   139,688,095     $   145,063,467
                                                       ===============     ===============

                 Net Income                            $     6,286,235     $     9,245,713
                                                       ===============     ===============
                 Net Income per common share:
                      Basic                            $          0.91     $          1.30
                                                       ===============     ===============

                      Diluted                          $          0.82     $          1.19
                                                       ===============     ===============

4.     ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31, 1997 and 1998:

                                                                    August 31,
                                                       -----------------------------------
                                                             1997                1998
                                                       ---------------     ---------------
         Reserve for contract adjustments              $     1,287,664     $       920,295
         Health insurance                                      936,639             853,561
         Outstanding  medical claims                           416,522           3,002,345
         Other                                               4,932,104           3,158,715
                                                       ---------------     ---------------

                                                       $     7,572,929     $     7,934,916
                                                       ---------------     ---------------

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     LONG-TERM DEBT

       At August 31, 1997 and 1998, the Company had the following long-term debt:

                                                                                        August 31,
                                                                           -----------------------------------
                                                                                 1997                1998
                                                                           ---------------     ---------------
         Chase Bank of  Texas, National Association - Advance Term
         Loan Facility                                                     $          --       $    23,000,000
                                                                                               ---------------
         Chase Bank of  Texas, National Association - Revolving Credit
         Facility                                                                     --             3,000,000
         SANWA Leasing Corporation                                                    --                29,371
                                                                           ---------------     ---------------
                                                                                      --            26,029,371
                                                                           ---------------     ---------------
         Less current maturities                                                      --                18,470
                                                                           ===============     ===============
                                                                           $          --       $    26,010,901
                                                                           ===============     ===============


       The aggregate maturities of long-term debt during the next five fiscal years are $0 in 1999, $3,460,901 in 2000, $7,600,000 in 2001, $4,600,000
       in 2002, and $10,350,000 in 2003.

       Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (now known as Chase Bank of Texas, National Association) for a revolving line of credit with maximum advance commitment of $11,000,000. On October 16, 1997, the Company increased its existing revolving line of credit from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Texas Commerce Bank, National Association (now known as Chase Bank of Texas, National Association), as Agent for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility.

       The Revolving Credit Facility terminates November 30, 2000 and the Advance Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Amounts outstanding under the Advance Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the New Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999). The weighted average interest rate of the New Credit Facility debt was 6.4375% at August 31, 1998.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $20.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. If the aggregate outstanding principal amount of the Advance Term Loan Facility equals or exceeds Fifteen Million Dollars ($15,000,000) as of the date ninety (90) days after the end of a Fiscal year (the "Excess Cash Flow Payment Date") beginning with the fiscal year ending August 31, 1998, then Borrower shall repay the Advance Term Loan Facility on or before the Excess Cash Flow Date relating to such fiscal year in an amount equal to fifty percent (50%) of the Excess Cash Flow, as defined, calculated for the fiscal year then most recently ended on the basis of the audited financial statement for such fiscal year. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The New Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

       The Company currently has a capitalized lease for computer equipment with SANWA Leasing Corporation. The lease contains a bargain purchase option.


6.     STOCK OPTIONS

       The 1989, 1995 and 1998 Stock Option Plans and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as "The Plans."

       In accordance with the Plans, as amended, 2,581,843 shares of common stock have been reserved for grant to key employees, directors and consultants. Management believes the exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

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

       On January 23, 1998, the Stockholders of the Company approved the 1998 Stock Option Plan. The purpose of the Plan is to give the Company a competitive advantage in attracting, retaining and motivating directors, officers, key employees and consultants and to provide the Company and its subsidiaries with a stock option plan providing incentives directly linked to the profitability of the Company's businesses and increases in shareholder value. Under this plan, 500,000 shares of common stock are reserved for issuance.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table summarizes the status of the Plans:


                                                       1996                            1997                         1998
                                          ----------------------------     --------------------------   ---------------------------
                                                           Weighted                         Weighted                      Weighted
                                                            Average                          Average                       Average
                                                           Exercise                         Exercise                      Exercise
                                           Options           Price            Options         Price       Options          Price
                                          -----------    -------------     -------------   ----------   ------------     ----------
       Outstanding at beginning             1,411,268    $        2.33     $   1,521,328   $    4.04    $  1,451,843     $     4.62
       of year
            Granted                           255,750            11.96            49,500       20.15         186,500          23.37
            Exercised                         130,690              .79            90,735        1.81         265,050           1.79
            Expired or canceled                15,000             6.40            28,250        9.72          12,000          10.31

       Outstanding at end of year           1,521,328    $        4.04     $   1,451,843   $    4.62    $  1,361,293           7.69

       Exercisable at end of year             532,452    $        1.62     $     728,166   $    1.98    $    781,113           2.96

       Available for grant at end             304,500             --             283,250        --           608,750           --
       of year


       The following table summarizes information about options outstanding under the Plans at August 31, 1998.

                                                 Options Outstanding                     Options Exercisable
                                    ----------------------------------------------  ------------------------------
                                                      Weighted
                                                       Average         Weighted                         Weighted
                                                      Remaining         Average                          Average
                                         Number      Contractual       Exercise         Number          Exercise
           Range of Exercise Price    Outstanding       Life             Price        Outstanding         Price
          ------------------------  --------------  --------------  --------------  --------------  --------------
          $  0.50 - $  4.00               844,593            5.08   $        2.33   $      704,037            2.05
          $  7.42 - $  9.75               161,450            6.91            9.12           47,826            8.58
          $14.17 - $26.00                 355,250            8.62           19.79           29,250           15.68

       The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 1996, 1997 and 1998 net earnings and earnings per share would have been:

                                               1996              1997              1998
                                        ----------------  ----------------  ---------------
Net Earnings
     As reported                        $      6,775,756  $      6,656,016  $      9,731,995
     Pro forma (unaudited)              $      6,705,592  $      6,549,799  $      9,438,256

Earnings per share
     Basic
          As reported                   $           1.03  $           0.96  $           1.37
          Pro forma (unaudited)         $           1.02  $           0.95  $           1.33
     Diluted
          As reported                   $           0.90  $           0.87  $           1.26
          Pro forma (unaudited)         $           0.89  $           0.85  $           1.22

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                           1996          1997          1998
                                                       ------------  ------------   -----------

                  Risk free interest rate                      6.2%          6.3%          6.1%
                  Expected life (years)                        6.6           6.6           6.6
                  Expected volatility                         33.2%         30.3%         30.4%
                  Expected dividend yield                      0.0%          0.0%          0.0%

       In accordance with SFAS 123, the weighted average fair value of options granted during 1996, 1997 and 1998 was $4.43, $7.28 and $10.59, respectively.

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

7.     INCOME TAXES

       Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense is comprised of the following components:

                                                Federal           State            Total
                                             ------------     ------------     ------------
         Year ended August 31, 1996
              Current                        $  3,835,706     $    770,743     $  4,606,449
              Deferred                              2,606              305            2,911
                                             ------------     ------------     ------------

                                             $  3,838,312     $    771,048     $  4,609,360
                                             ------------     ------------     ------------

         Year ended August 31, 1997
              Current                        $  3,957,913     $    465,636     $  4,423,549
              Deferred                             84,230            9,909           94,139
                                             ------------     ------------     ------------

                                             $  4,042,143     $    475,545     $  4,517,688
                                             ------------     ------------     ------------

         Year ended August 31, 1998
              Current                        $  5,526,322     $    968,030     $  6,494,352
              Deferred                             16,471            3,989           20,460
                                             ------------     ------------     ------------

                                             $  5,542,793     $    972,019     $  6,514,812
                                             ------------     ------------     ------------

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The components of the net deferred tax asset at August 31, 1997 and 1998 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                        1997                  1998
                                                  ---------------      ---------------
         Contracts                                $    (1,377,276)     $    (1,165,792)
         Goodwill                                        (463,159)            (768,671)
                                                  ---------------      ---------------

         Deferred tax liabilities                      (1,840,435)          (1,934,463)
                                                  ---------------      ---------------

         Accounts receivable                              693,562              708,064
         Vacation accruals                                595,947              638,918
         Miscellaneous accruals                           398,004              659,898
         Fixed assets/intangibles                         332,015              171,757
         Net operating loss carryforward                  520,715              435,174
                                                  ---------------      ---------------

         Deferred tax assets                            2,540,243            2,613,811
                                                  ---------------      ---------------

         Net deferred tax asset                   $       699,808      $       679,348
                                                  ===============      ===============

       At August 31, 1998, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $1,100,000. These carryforwards may be utilized to offset future years' income and will begin to expire during 2006 if unused prior to that date. These carryforwards are subject to annual utilization limits in accordance with IRC Section 382.

       The following is a reconciliation of income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Income:

                                                                     1996             1997             1998
                                                                 ------------     ------------     ------------
         Federal income taxes based on 35% (34% in 1996,
              1997) of book income                               $  3,871,753     $  3,846,623     $  5,698,268
         Meals and entertainment, goodwill amortization
              and other permanent adjustments                         249,236          198,464          252,838
         State income taxes and other adjustments                     488,371          472,601          563,706
                                                                 ------------     ------------     ------------

                                                                 $  4,609,360     $  4,517,688     $  6,514,812
                                                                 ------------     ------------     ------------

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

                 Year ended August 31,
                      1999                                                             $      1,614,520
                      2000                                                                    1,209,654
                      2001                                                                      964,954
                      2002                                                                      432,157
                      2003                                                                      238,752
                                                                                       ----------------

                                                                                       $      4,460,037
                                                                                       ================

       Rent expense for the years ended August 31, 1996, 1997, and 1998 totaled $864,931, $980,573, and $1,385,301, respectively.

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

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM. The purchase price was $20.0 million in cash subject to certain post-closing adjustments. The post-closing adjustments, which have not yet been finalized, are limited to $2,000,000.

       Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of lower contract management fees and in other cases has resulted in the termination or nonrenewal of the management contract. Certain of the Company's existing contracts may be similarly renegotiated.

       The Company is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation would not be in excess of any reserves or have a material adverse effect on the Company's financial position or results of operations.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     COMMON STOCK AND WARRANTS

       As part of the purchase of National Medical Management Services, effective January 3, 1995, the Company issued warrants to National Medical Enterprises, Inc. to purchase 171,793 shares of common stock at an exercise price of $0.000558 per share. The warrants were exercisable at any time subsequent to January 3, 1997 and the exercise price and number of shares were adjustable to maintain proportional ownership of the Company. The value of the warrants at the date of issuance was determined to be $389,350. The remaining warrants of 179,178 at August 11, 1997 were exercised in connection with the Specialty exchange (see
       Note 3). In conjunction with the purchase transaction the Company issued additional shares to existing management shareholders, other senior management and an outside shareholder. The proceeds from the sale of these shares were used in the purchase transaction. Certain management acquired shares through note receivable arrangements and the outstanding balance on these notes has been reflected as a reduction of shareholders' equity in the statement of changes in stockholders' equity. These notes were paid in full as of August 31, 1997.

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

10.      EARNINGS PER SHARE

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All prior earnings per share data presented has been restated in accordance with SFAS 128.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income.

                                                            FOR THE YEARS ENDED AUGUST 31,
                       ----------------------------------------------------------------------------------------------------------
                                     1996                               1997                                  1998
                       ---------------------------------  ----------------------------------  -----------------------------------
                         Income       Shares    Per Share   Income       Shares     Per Share   Income       Shares     Per Share
                        Numerator  Denominator   Amount    Numerator   Denominator   Amount    Numerator   Denominator    Amount
                       ----------  ------------ --------  -----------  -----------  --------  -----------  -----------  ---------

Net Income............ $6,775,756                         $ 6,656,016                         $ 9,731,995
BASIC EPS ............  6,775,756    6,561,481  $   1.03    6,656,016    6,928,827  $   0.96    9,731,995  7,120,303    $    1.37
                                                ========                            ========                            =========

EFFECT OF DILUTIVE
SECURITIES
Warrants and
options..........                      948,567                             752,442                           634,164
                                   -----------                         -----------                         ---------
DILUTED
EPS....................$6,775,756    7,510,048  $   0.90  $ 6,656,016    7,681,269  $   0.87  $ 9,731,995  7,754,467    $    1.26
                       ----------  -----------  --------  -----------  -----------  --------  -----------  ----------   ---------

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       During 1997 and 1998 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The computation of the quarter ended August 31, 1997 excluded 5,054 options with an option price of $26.00 The computation of the quarter ended November 30, 1997 excluded 15,000 options with an option price of $26.00. The computations of the quarter ended February 28, 1998 excluded 183,222 options with option prices ranging from $22.00 to $26.00. The computation of the quarter ended May 31, 1998 excluded 182,500 options with option prices ranging from $23.75 to $26.00. The computation of the quarter ended August 31, 1998 excluded 355,250 options with option prices ranging from $14.167 to $26.00. The year end calculations incorporate the above referenced exclusions within the applicable quarters.

       On September 1, 1998, the Company canceled 346,750 options with exercise prices ranging from $14.167 to $26.00, and granted 141,580 options with an exercise price of $7.00, the fair market value at the date of grant. In addition, the Company granted 428,000 options to employees and directors on September 1, 1998, with an exercise price of $7.00, the fair market value at the date of grant.


11.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of unaudited quarterly financial data for fiscal 1997 and 1998:

                                                           Operating          Net                 Earnings Per Share
                                           Revenues         Income           Income           Basic            Diluted
                                        -------------    ------------     ------------     ------------     ------------
            Quarter Ended:
                 November 30, 1996      $ 26,879,954     $  4,058,712     $  2,382,979     $       0.35     $       0.31
                 February 28, 1997        26,363,617        3,300,063        2,004,618             0.29             0.26
                 May 31, 1997             27,936,645        3,284,349        1,966,131             0.28             0.26
                 August 31, 1997          28,086,580          550,487          302,288             0.04             0.04

            Quarter Ended:
                 November 30, 1997      $ 29,322,412     $  4,193,319     $  2,523,995     $       0.36     $       0.23
                 February 28, 1998        29,400,471        4,417,075        2,555,886             0.36             0.33
                 May 31, 1998             28,827,606        4,081,228        2,726,335             0.38             0.35
                 August 31, 1998          36,267,360        3,515,548        1,925,779             0.27             0.25

12.    RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make matching contributions at its discretion. For the years ended August 31, 1996, 1997 and 1998 the Company recognized matching contributions of approximately $350,000, $534,000, and $254,000 respectively.

13.    SUBSEQUENT EVENT

       ACQUISITION OF CHOICEHEALTH, INC.: Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by $2.0 million from an advance under the Company's advance term loan facility.

                           HORIZON HEALTH CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED)

       STOCK REPURCHASE: On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company's term bank facility.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule.................................................... S-2

Schedule VIII Valuation and Qualifying Accounts...................................................................... S-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Horizon Health Corporation


Our audits of the consolidated financial statements referred to in our report dated October 12, 1998 appearing on page F-2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule as listed in Item 14(a) of the Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.




PRICEWATERHOUSECOOPERS LLP



Dallas, Texas
October 12, 1998

================================================================================

                           HORIZON HEALTH CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS



                                                          Additions
                                         Balance at       Charged to      Uncollectible                              Balance
                                         Beginning        Costs and          Accounts                                 at End
                                         of Period         Expenses        Written Off          Adjustments          of Period
                                        ------------     ------------     -------------        --------------      ------------

Year ended August 31, 1994:
Allowance for doubtful accounts         $    605,365     $    312,176     $   (160,565)             --             $    756,976

Year ended August 31, 1995:
Allowance for doubtful accounts              756,976        1,680,396       (1,331,434)          249,099(1,2)         1,355,037

Year ended August 31, 1996:
Allowance for doubtful accounts            1,355,037        1,435,049         (343,990)          (58,474)(2)          2,387,622

Year ended August 31, 1997:
Allowance for doubtful accounts            2,387,622        3,033,693       (4,023,355)          (40,537)(2)          1,357,423


Year ended August 31, 1998:
Allowance for doubtful accounts         $  1,357,423          759,467         (401,910)          187,132(3)        $  1,902,112


(1) As a result of Horizon's acquisition of the 27.5% minority interest of MHM in the Horizon LLC effective March 20, 1995, the Horizon LLC was consolidated with Horizon for accounting purposes as of March 1, 1995. Amounts represent bad debt expenses of the Horizon LLC which were accounted for as "Equity in Net Earnings of Horizon LLC" through February 28, 1995.

(2) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability.


(3) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability. In addition, adjustment reflects items reserved as other receivables, therefore their reserve is not included in the allowance for receivables.

                                INDEX TO EXHIBITS

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

   10.6 -  Letter Loan Agreement dated December 20, 1995 among North Central
           Development Company, as borrower, Texas Commerce Bank, National
           Association, ("TCB") as lender, and Horizon Mental Health Management,
           Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, and Mental Health Outcomes, Inc., a Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (the "November 1995 Form 10-Q").

   10.7 -  First Amendment to Letter Loan Agreement and Note Modification
           Agreement dated December 9, 1997 among North Central Development
           Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q for the quarter ended November 30, 1997.)

   10.8  - Lease Agreement dated as of December 20, 1995 between North Central
           Development Company and Horizon Mental Health Management, Inc., a
           Delaware corporation (incorporated herein by reference to Exhibit
           10.8 to the November 1995 Form 10-Q).

   10.9  - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended
           (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

   10.10 - Horizon Mental Health Management, Inc. 1995 Stock Option Plan
           (incorporated herein by reference to Exhibit 10.11 to the November
           1995 Form 10-Q).

   10.11 - Horizon Mental Health Management, Inc.  Amended and Restated 1995
           Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

   10.12 - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan
           (incorporated herein by reference to Exhibit 10.5 to the Company's
           Current Report on Form 8-K dated September 1, 1997).

   10.13 - Amendments to 1995 Stock Option Plan and 1995 First Amended and
           Restated Stock Option Plan for Eligible Outside Directors
           (incorporated herein by reference to Exhibit 10.6 to the Company's
           Current Report on Form 8-K dated September 1, 1997).

   10.14 - Horizon Mental Health Management Bonus Plan Fiscal 1997 (incorporated herein by reference to Exhibit 10.36 to Amendment No. 1 to the Company's Annual Report on Form 10-K/A for the fiscal year ended
           August 31, 1996 (the "1996 Form 10-K/A")).

   10.15 - Horizon Mental Health Management Contingent Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form
           10-K/A).

   10.16 - Horizon Health Corporation Bonus Plan Fiscal 1998 (incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997).

   10.17 - Horizon Health Corporation Bonus Plan Fiscal 1999 (filed herewith).

   10.18 - Amendment dated February 10, 1997 between the Company and the stockholders of Florida Professional Psychological Services, Inc.
           (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, as filed with the Commission on March 31, 1997 (the "February 1997 Form 10-Q)).

   10.19 - Stock Purchase Agreement dated as of February 24, 1997, among the
           Company and Geriatric Medical Care, Inc. and its stockholders, as amended (incorporated herein by reference to Exhibit 10.1 to the Company's February 1997 Form 10-Q).

   10.20 - Share Exchange Reorganization Agreement dated as of April 25, 1997, among the Company, Howard B. Finkel, John Harrison, Larry Reiff,
           Argentum Capital Partners, L.P., Denise Dailey, Ken Dorman, G.
           Phillip Woellner, and Michael S. McCarthy, and Specialty Healthcare
           Management, Inc., as amended by a First Amendment to Share Exchange
           Reorganization Agreement dated as of July 2, 1997 (incorporated herein by reference to Appendix A to the definitive Proxy Statement filed with the Commission by the Company on July 11, 1997, relating to a Special Meeting of Stockholders of the Company to be held on August 11, 1997).

   10.21 - Post-Closing Escrow Agreement dated August 11, 1997 between the
           Company and Howard B. Finkel, as Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated August 11, 1997).

   10.22 - Registration Rights Agreement dated August 11, 1997, between the
           Company and Howard B. Finkel, et al. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated August 11, 1997).

   10.23 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

   10.24 - Stock Purchase Agreement, dated October 20, 1997, among the Company,
           Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn
           Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

   10.25 - Credit Agreement dated December 9, 1997 among the Company, Texas
           Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           November 30, 1997).

   10.26 - Stock Purchase Agreement dated as of May 1, 1998, by and among
           Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the Company
           (incorporated herein by reference to Exhibit 10.1 to the Company's
           Current Report on Form 8-K dated June 2, 1998).

   11.1 - Statement Regarding Computation of Per Share Earnings (filed herewith).

   21.1  - List of Subsidiaries of the Company (filed herewith).

   23.1  - Consent of PricewaterhouseCoopers LLP (filed herewith).

   27.1  - Financial Data Schedule (filed herewith).

   (b) The Company filed the following report on Form 8-K during the last quarter of the period covered by this report: