Form 10-Q
period 1998-11-30
HORIZON HEALTH CORP /DE/
filed 1999-01-11
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    ---------------

                         Commission file number 1-13626

                           HORIZON HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        75-2293354
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

                          Yes [x]         No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of January 6, 1999 was 6,824,250.

                                      INDEX

                           HORIZON HEALTH CORPORATION



PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.....................................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1998
                  and November 30, 1998 (unaudited)............................................................3

                  Consolidated Statements of Operations for the three months ended
                  November 30, 1997 and 1998 (each unaudited)..................................................5

                  Consolidated Statements of Cash Flows for the three months ended November 30, 1997 and November 30, 1998 (each unaudited)...............................6

                  Notes to Consolidated Financial Statements (unaudited).......................................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................................................13


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                           AUGUST 31, 1998  NOVEMBER 30, 1998
                                                           ---------------  -----------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
    Cash and short-term investments                          $ 6,204,297     $ 2,205,240
    Accounts receivable less allowance for uncollectible
        accounts of $1,902,112 at August 31, 1998 and
        $2,526,689 at November 30, 1998                       13,464,705      16,900,011
    Receivable from employees                                     91,715          89,473
    Prepaid expenses and supplies                                211,288         788,046
    Income taxes receivable                                      317,197              --
    Other receivables                                            166,714         226,947
    Other current assets                                         469,540         696,781
    Current deferred taxes                                     2,006,880       2,096,079
                                                             -----------     -----------

          TOTAL CURRENT ASSETS                                22,932,336      23,002,577
                                                             -----------     -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                  5,874,100       6,244,203
    Building improvements                                        421,331         462,311
                                                             -----------     -----------
                                                               6,295,431       6,706,514

    Less accumulated depreciation                              2,868,062       3,162,240
                                                             -----------     -----------
                                                               3,427,369       3,544,274

Goodwill, net of accumulated amortization
    of $3,002,194 at August 31, 1998, and
    $3,352,168 at November 30, 1998                           51,310,574      53,651,956
Contracts, net of accumulated
    amortization of $4,099,012 at August 31, 1998
    and $4,505,905 at November 30, 1998                        8,227,689       7,999,806
Other assets                                                     774,100         723,369
                                                             ===========     ===========
           TOTAL ASSETS                                      $86,672,068     $88,921,982
                                                             ===========     ===========


           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 31, 1998  NOVEMBER 30, 1998
                                                               ---------------  -----------------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                             $ 2,314,404     $ 1,051,804
    Employee compensation and benefits                             6,166,226       6,452,411
    Accrued expenses                                               7,934,916      10,725,331
    Current debt maturities                                           18,470          83,105
                                                                 -----------     -----------
          TOTAL CURRENT LIABILITIES                               16,434,016      18,312,651

     Other liabilities                                               237,308         245,119
     Long-term debt, net of current debt maturities (Note 4)      26,010,901      26,469,180
     Deferred income taxes                                         1,327,532       1,373,652
                                                                 -----------     -----------
          TOTAL LIABILITIES                                       44,009,757      46,400,602
                                                                 -----------     -----------

Commitments and contingencies (Note 6)                                    --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                             --              --
    Common stock, $.01 par value, 40,000,000 shares
       authorized; 7,231,812 shares issued and outstanding
       at August 31, 1998 and 7,267,750 shares issued and
       outstanding at November 30, 1998                               72,318          72,678
    Additional paid-in capital                                    17,984,638      18,407,148
    Retained earnings                                             24,605,355      26,371,766
                                                                 -----------     -----------
                                                                  42,662,311      44,851,592

    Less: Treasury Stock - at Cost (300,000 shares) (Note 7)              --       2,330,212
                                                                 -----------     -----------

                                                                  42,662,311      42,521,380
                                                                 -----------     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                   $86,672,068     $88,921,982
                                                                 ===========     ===========




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     THREE MONTHS ENDED NOVEMBER 30,
                                                     -------------------------------
                                                         1997              1998
                                                     ------------      ------------
Revenues:
   Contract management                               $ 26,598,903      $ 24,171,856
   Premiums and fees                                    2,670,438        11,592,186
   Other                                                   53,071            84,520
                                                     ------------      ------------
Total revenues                                         29,322,412        35,848,562

Expenses:
   Salaries and benefits                               15,728,569        18,346,690
   Purchased services                                   4,858,679         9,490,372
   Provision for (recovery of) bad debts                  355,027          (692,881)
   Depreciation and amortization                          611,897         1,089,942
   Other                                                3,574,921         4,349,641
                                                     ------------      ------------
Total operating expenses                               25,129,093        32,583,764

Other income (expense):
   Interest expense                                       (61,555)         (408,644)
   Interest and other income                              105,613            61,519
   Gain on sale of fixed assets                                --               800
                                                     ------------      ------------

Income before income taxes and minority interest        4,237,377         2,918,473
Income tax expense                                      1,707,194         1,152,046
                                                     ------------      ------------

Income before minority interest                         2,530,183         1,766,427
Minority interest (Note 3)                                  6,188                --
                                                     ------------      ------------

Net income                                           $  2,523,995      $  1,766,427
                                                     ============      ============

Earnings per common share:
   Basic                                             $        .36      $        .25
                                                     ============      ============
   Diluted                                           $        .33      $        .24
                                                     ============      ============

Weighted average shares outstanding:
   Basic                                                6,980,086         7,153,603
                                                     ============      ============
   Diluted                                              7,761,243         7,513,275
                                                     ============      ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   THREE MONTHS ENDED NOVEMBER 30,
                                                                   -------------------------------
                                                                       1997              1998
                                                                   ------------      ------------
Operating Activities:
   Net income                                                      $  2,523,995      $  1,766,427
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                  611,897         1,089,942
         Minority interest                                                6,188                --
         Deferred income taxes                                            5,543            46,120
         Gain on sale of equipment                                           --              (800)
   Changes in net assets and liabilities
      Increase in accounts receivable                                (4,724,025)       (3,231,075)
      (Increase) decrease in other receivables                          (89,004)          259,206
      Decrease in income taxes receivable                               951,256                --
      Increase in prepaid expenses and supplies                         (54,810)         (550,528)
      Increase in other assets                                         (108,159)         (253,527)
      (Decrease) increase in accounts payable and accrued
         expenses                                                    (1,760,922)          351,650
      Increase in income taxes payable                                  734,839                --
      Increase in other liabilities                                      69,685             7,811
                                                                   ------------      ------------

   Net cash used by operating activities                             (1,833,517)         (514,774)
                                                                   ------------      ------------

Investing activities:
   Purchase of property and equipment                                  (292,037)         (170,565)
   Proceeds from sale of equipment                                           --               800
   Final payment for 80% purchase of Professional
Psychological Services, Inc., net of cash acquired                     (200,985)               --
   Payment for purchase of Acorn Behavioral HealthCare
        Management Corporation, net of cash acquired                (12,726,120)               --
   Payment for purchase of ChoiceHealth, Inc., net of cash
        acquired                                                             --        (1,797,692)
                                                                   ------------      ------------

   Net cash used in investing activities                            (13,219,142)       (1,967,457)
                                                                   ------------      ------------

Financing activities:
   Payments on long term debt                                            (3,691)       (6,009,484)
   Proceeds from long term borrowings                                11,000,000         6,400,000
   Net proceeds from issuance of common stock                           119,688           102,253
   Tax benefit related to stock option exercise                         177,955           320,617
   Cash used in purchase of treasury stock                                   --        (2,330,212)
                                                                   ------------      ------------

   Net cash provided by (used in) financing activities               11,293,952        (1,516,826)
                                                                   ------------      ------------



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                                              THREE MONTHS ENDED NOVEMBER 30,
                                                              -------------------------------
                                                                  1997              1998
                                                              ------------      ------------
Net decrease in cash and short term investments                 (3,758,707)       (3,999,057)
Cash and short-term investments at beginning of period           5,516,575         6,204,297
                                                              ------------      ------------
Cash and short-term investments at end of period                 1,757,868         2,205,240
                                                              ============      ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                      61,555           401,022
                                                              ============      ============
      Income taxes                                                  15,777            52,317
                                                              ============      ============

Supplemental disclosure of non-cash investing activities:
Payment for ChoiceHealth
Fair value of assets acquired                                 $         --      $  3,594,732
                                                              ------------      ------------
Cash paid                                                               --        (2,000,000)
                                                              ------------      ------------
Liabilities assumed                                           $         --      $  1,594,732
                                                              ============      ============


Final payment for 80% purchase of Professional
   Psychological Services, Inc.
Fair value of assets acquired                                 $    200,985      $         --
                                                              ------------      ------------
Cash paid                                                         (200,985)               --
                                                              ------------      ------------
Liabilities assumed                                           $         --      $         --
                                                              ============      ============

Payment for Acorn Behavioral HealthCare Management
   Corporation
Fair value of assets acquired                                 $ 12,904,189      $         --
                                                              ------------      ------------
Cash paid                                                      (12,726,357)               --
                                                              ------------      ------------
Liabilities assumed                                           $    177,832      $         --
                                                              ============      ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon"), formerly known as Horizon Mental Health Management, Inc., is a provider of employee assistance programs ("EAP") and mental health services to business and managed care organizations as well as a contract manager of clinical and related services, primarily of mental health programs, offered by general acute care hospitals in the United States. The management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; Denver, Colorado; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by $2.0 million from an advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. (See Note 3)

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at November 30, 1998, the consolidated statements of operations for the three month period ended November 30, 1997 and 1998, and the consolidated statements of cash flows for the three months ended November 30, 1997 and 1998 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1998. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 1998, and the results of operations for the three months ended November 30, 1997 and 1998.

       Operating results for the three month period are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


 2.    EARNINGS PER SHARE

       Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All prior-period earnings per share data presented has been restated in accordance with SFAS 128.


3.     ACQUISITIONS

       CHOICEHEALTH

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by $2.0 million from an advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $2,870,363, of which $2,691,354 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $724,369 and $1,594,732, respectively.

       FPM BEHAVIORAL HEALTH, INC.

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. ("FPM") of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at February 28, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively.

       ACORN

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behaviroal Health Care Management Corporation ("Acorn"). The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately
       $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as contracts.

       INVESTMENT IN PPS

       On July 31, 1996, the Company acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with the Company as of August 1, 1996. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater, Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The final purchase price of $3,324,310 was based primarily on a multiple of the 1996 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's net assets by $3,298,885 which is recorded as goodwill. Assets acquired and liabilities assumed totaled $540,960 and $515,535, respectively. Cash payments for the purchase of PPS, net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997.

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



4.     LONG-TERM DEBT

       At August 31, 1998 and November 30, 1998, the Company had the following long-term debt:

                                                                           AUGUST 31,      NOVEMBER 30,
                                                                              1998             1998
                                                                           -----------     ------------
         Chase Bank of Texas, National Association - Advance Term Loan
            Facility                                                       $23,000,000     $20,400,000
         Chase Bank of Texas, National Association - Revolving Credit
            Facility                                                         3,000,000       6,000,000
         Equipment Leases                                                       29,371          86,794
         Borealis Note                                                              --          65,491
                                                                           -----------     -----------
                                                                            26,029,371      26,552,285
         Less current maturities                                                18,470          83,105
                                                                           -----------     -----------
                                                                           $26,010,901     $26,469,180
                                                                           ===========     ===========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       On October 16, 1997, the Company increased its existing revolving line of credit from Chase Bank of Texas, National Association from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of November 30, 1998, the Company has borrowings of $6.0 million outstanding against the revolving credit facility and $20.4 million outstanding against the advance term loan facility.

       The New Credit Facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the LIBOR Rate plus the LIBOR Margin, as defined. The Base Rate Margin and LIBOR Margins vary depending on the debt coverage ratio of the Company.

       The revolving credit facility matures on November 30, 2000 and the advance term loan facility matures on November 30, 2002.

       The Company currently has various capitalized leases for computer and other equipment. The leases contain bargain purchase options. The Company acquired a custom software system upon the acquisition of ChoiceHealth. The system is financed by a note to Borealis Software Systems, Inc., the company who designed the system.


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

6.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

         Nine months ending August 31, 1999                      $  938,227
         For the year ending August 31, 2000                        970,019
         For the year ending August 31, 2001                        805,741
         For the year ending August 31, 2002                        382,921
         For the years ending August 31, 2003 and thereafter         20,819
                                                                 ----------
                                                                 $3,117,727
                                                                 ==========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Rent expense for the three months ended November 30, 1997, and 1998 totaled $243,174 and $510,518, respectively.

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

7.     STOCK REPURCHASE

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company's term bank facility. The Company had repurchased 300,000 shares of its common stock as of November 30, 1998, and 443,500 shares of its common stock as of January 6, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a growing provider of EAP and mental health services to business and managed care organizations, as well as the leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last six years, the Company has increased its management contracts from 43 to a total of 165 as of November 30, 1998, and currently operates in 37 states. Of those management contracts, 143 related to mental health programs and 22 related to physical rehabilitation programs. The 165 management contracts cover 268 various treatment programs. As of November 30, 1998, the Company had 227 contracts to provide EAP and mental health services covering approximately 2,330,000 million lives. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at November 30, 1998 provided outcome measurement services at 83 hospital locations.

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

       Recent amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The new regulations establish a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services to $10,534 and $19,104, respectively, subject to adjustments based on market indices. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or nonrenewal of the management contract. The new reimbursement limitations become applicable to the client hospitals at the beginning of their first respective Medicare fiscal years following enactment of the amendments.

         The trend of renegotiated fees and canceled contracts, resulting in reduced contract management fees due to these reimbursement changes, which Horizon first encountered in its fiscal 1998 second quarter, can be expected to continue on into the second quarter of fiscal 1999. However, due to the individual nature of each such renegotiation, the overall effect on the Company's future operating results is currently unclear, although the potential for a material negative impact from such renegotiations exists.

         Although the number of client hospitals with accounts receivable balances greater than 90 days outstanding has declined from 24 to 19 over the last four quarters, several hospitals have contributed to a larger bad debt expense in the current quarter and may represent additional exposure to the Company.

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

         Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. of Westminster, Colorado. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by $2.0 million from an advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $2,870,363, of which $2,691,354 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $724,369 and $1,594,732, respectively.

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

         On February 27, 1998, the Company acquired sixteen percent (16%) of the outstanding common stock of PPS. The purchase price of $831,879 was based primarily on a 5.0 multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively. Effective March 10, 1998, the Company acquired the remaining 4% of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The purchase price exceeded the fair value of PPS's tangible net assets acquired by $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. These acquisitions were funded by cash and incurring debt of $1.0 million under the term loan facility. The Company had previously acquired eighty percent (80%) of the outstanding common stock of PPS in July 1996.

         Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as service contracts.

The following schedule represents revenues and operating results for the quarter ended November 30, 1998 by operating subsidiary:

                              (A)            (B)            (C)            (D)            (E)
                                           Horizon                        Mental
                            Horizon         Mental       Specialty        Health
                           Behavioral       Health         Rehab        Outcomes,       Support        Inter-Co
                            Services      Management     Management        Inc.         Services      Eliminations     Consolidated
                           ----------     ----------     ----------     ----------     ----------     ------------     ------------
Revenues                   11,517,048     21,881,321      2,278,601         91,985         79,607              --      35,848,562

Inter Company Revenues         12,927             --             --        427,495             --        (440,422)             --

Earnings before interest,
taxes, depreciation and
amortization                  471,931      5,451,344        357,883        125,829     (2,052,247)             --       4,354,740


(A) Horizon Behavioral Services consist of two divisions, Managed Care, located in Winter Park, Florida and the EAP/Employer Division located in the Philadelphia metropolitan area.

(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals in the United States.

(C) Specialty Rehab Management provides contract management services to physical rehabilitation programs.

(D) Mental Health Outcomes, Inc. provides outcome information regarding the effectiveness of a provider's mental health programs.

(E) Support Services represents the National Support Center located in Lewisville, Texas which provides management and financial, human resource, recruiting, information system, and sales support for the company.



                            SUMMARY STATISTICAL DATA

                                                AUGUST 31,    AUGUST 31,    AUGUST 31,    NOVEMBER 30,
                                                   1996         1997          1998          1998
                                                ----------    ----------    ----------    ------------
EAP AND MENTAL HEALTH SERVICES

Covered Lives                                     204,291       288,519     1,874,323     2,330,553


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                       163           181           161           155
Contract locations signed and unopened                 16            14            11            10
                                                ---------     ---------     ---------     ---------
Total contract locations                              179           195           172           165
                                                =========     =========     =========     =========

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                             156           166           149           139
Partial Hospitalization                                84           104           102            98
Outpatient                                             20            24            32            29
Home health                                            13            17            10            11
CQI Plus (under contract)                              64            86            82            83

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                       144           197           189           179
Adult psychiatric                                      82            75            67            62
Substance abuse                                        20            10             8             8
Physical Rehabilitation                                22            20            20            20
Other                                                   5             9             9             8

RESULTS OF OPERATIONS

     The following table sets forth for the three months ended November 30, 1997 and 1998, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each period.

                                                            THREE MONTHS
                                                          ENDED NOVEMBER 30,

                                                          1997       1998
                                                          -----      -----
      Revenues:
        Contract management revenues                       90.7%      67.4%
        Premiums and fees                                   9.1       32.3
        Other                                                .2         .3
                                                          -----      -----

      Total revenues                                      100.0      100.0

      Operating revenues
        Salaries and benefits                              53.6       51.1
        Purchased services                                 16.6       26.5
        Provision for (recovery of) bad debts               1.2       (1.9)
        Depreciation and amortization                       2.1        3.0
        Other                                              12.2       12.2
                                                          -----      -----

      Total operating expenses                             85.7       90.9
                                                          -----      -----

      Operating income                                     14.3        9.1
                                                          -----      -----

      Interest and other income(expenses), net               .2       (1.0)
                                                          -----      -----

      Income before taxes                                  14.5        8.1

      Income tax expense                                    5.9        3.2
                                                          -----      -----

      Income before minority interest                       8.6        4.9

      Minority interest                                      --         --
                                                          -----      -----

      Net income                                            8.6%       4.9%
                                                          =====      =====

      Number of contracts in operation, end of period       179        155

     THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED
                               NOVEMBER 30, 1997

         Revenue. Revenues for the three months ended November 30, 1998 were $35.8 million representing an increase of $6.5 million, or 22.3%, as compared to revenues of $29.3 million for the corresponding period in the prior fiscal year. Premiums and Fees increased by $8.9 million as a result of the revenue recorded for FPM and ChoiceHealth. Horizon acquired 100% of the outstanding voting stock of FPM and ChoiceHealth effective June 1, 1998 and October 5, 1998, respectively. This increase in premiums and fees was offset by a $2.4 million decrease in contract management revenue as compared to the corresponding period in the prior fiscal year. This decrease is due to the average number of contract locations in operation decreasing from 181.5 for the three months ended November 30, 1997, to 156.5 for the three months ended November 30, 1998, a decrease of 13.8%.

         Salaries and Benefits. Salaries and benefits for the three months ended November 30, 1998 were $18.3 million representing an increase of $2.6 million, or 16.6%, as compared to salaries and benefits of $15.7 million for the three months ended November 30, 1997. Salaries and benefits increased $2.7 million and $348,000 as a result of the acquisitions of FPM and ChoiceHealth, respectively. Salary and benefits cost per full time equivalent for the three months ended November 30, 1998 were $14,954 representing an increase of $608 per full time equivalent, or 4.2% as compared to salary and benefits cost of $14,346 per full time equivalent for the three months ended November 30, 1997. These increases are offset by a decline of approximately 40 full time equivalents resulting from the 13.8% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended November 30, 1998 were $1,090,000, representing an increase of $478,000, or 78.1%, as compared to depreciation and amortization expenses of $612,000 for the corresponding period in the prior fiscal year. An increase of $179,000 is due to the amortization of goodwill of $23.4 million, $9.3 million, and $2.6 million resulting from the acquisitions of FPM, Acorn and ChoiceHealth. Amortization expense also increased $138,000 in relation to the value placed on the contracts of FPM, Acorn, and ChoiceHealth. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 1998 were $13.1 million representing a increase of $4,359,000, or 49.6%, as compared to other operating expenses of $8.8 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $4,941,000 increase in medical claims for behavioral managed care services for the three months ended November 30, 1998 as compared to the same period in the prior fiscal year as a result of the acquisition of FPM on June 1, 1998 and ChoiceHealth on October 5, 1998. In addition, medical director stipends decreased $234,000. This decrease is a result of the decrease in the number of contract locations in operation, from
181.5 at November 30, 1997 to 156.5 at November 30, 1998. Consulting-contracted fees also decreased $100,000.

         Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $1.0 million, for the three months ended November 30, 1998, as compared to $355,000 for the three months ended November 30, 1997, an increase of $703,000. Approximately $630,000 of this increase is related to the non-timely payment from four contracted hospital clients.

         Other operating expense was $4.3 million for the three months ended November 30, 1998 as compared to $3.6 million for the three months ended November 30, 1997. Other operating expenses increased $768,000 and $85,000 as a result of the acquisition of FPM and ChoiceHealth, respectively.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended November 30, 1998 was a net expense of $346,000, as compared to net interest income of $44,000 for the corresponding period in the prior fiscal year. This change results primarily from an increase in interest expense of $347,000 related to amounts borrowed under the credit facility for the acquisitions of FPM and ChoiceHealth.

         Income Tax Expense. For the three month period ended November 30, 1998, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 39.5%. For the three month period ended November 30, 1997, the Company recorded federal and state income taxes of $1.7 million resulting in a combined tax rate of 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At November 30, 1998, the revolving credit facility and advance term loan facility had $6.0 million and $20.4 million outstanding, respectively.

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

         The Company is the borrower under the Credit Facility which is unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Advance Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Once a drawdown is made under the Advance Term Loan Facility, the commitment thereunder will be reduced by the amount funded. Amounts outstanding under the Advance Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999).

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods, with the exception of the restriction referenced below), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock. As a result of this amendment a limit of $10 million for cumulative acquisitions was imposed for the period of September 30, 1998 through August 31, 1999.

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

         The Company believes that its future cash flows from operations, cash of $2.2 million at November 30, 1998 and $4.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $1.2 million. The Company is likely to require additional capital to fund any further acquisition, $8.0 million of which is available under the current acquisition line through August 31, 1999, and $19.6 million which will be available thereafter.

         Effective October 5, 1998, The Company acquired all the outstanding capital stock of ChoiceHealth for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the term loan facility.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of November 30, 1998 it had completed approximately 55% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 45% of the initiatives are in process and are expected to be completed by December 31, 1999.

                                                                                                     PERCENT
                       YEAR 2000 INITIATIVE                          TIME PERIOD                    COMPLETE
       Initial IT systems identification and assessment     April 1998 to March 1999                   90%

       Remediation and testing of IT systems                July 1998 to June 1999                     25%

       Identification and assessment of non-IT systems      September 1998 to April 1999               30%

       Remediation and testing of non-IT systems            January 1999 to December 1999               0%

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

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $110,000, which expenditures will be funded from operating cash flows. All of the $110,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such an amount would represent an immaterial percentage of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of November 30, 1998, the Company had incurred costs of approximately $55,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management, EAP or managed care contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory provisions relating to mental health or physical rehabilitation services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

                           PART II - OTHER INFORMATION

ITEM 5.  DIRECTOR/EXECUTIVE OFFICER CHANGES

         During the period covered by this report, James K. Newman retired as Chief Executive Officer of the Company but remained as Chairman of the Board of Directors and as a consultant to the Company. James W. McAtee, previously Executive Vice President, succeeded Mr. Newman as President and Chief Executive Officer.

         During the period covered by this report, John F. DeVaney voluntarily resigned as a Senior Vice President.


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

10.1 Second Amendment to Credit Agreement and Third Amendment to Letter Loan Agreement dated as of September 30, 1998, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (filed herewith).

10.2 Stock Purchase Agreement dated as of October 5, 1998 by and among Gary M. Unruh, Lawrence H. Nelson II, Leon Evans, M.D. and Andrew L. Bruan and Choicehealth, Inc. and Horizon Behavioral Services, Inc. (filed herewith).

11.1              Statement Regarding Computation of Per Share Earnings
                  (filed herewith).

27.1 Financial Data Schedule for the Three Months Ended November 30, 1998 (filed herewith).



                  b) The Company filed the following report on Form 8-K during the quarter covered by this report:

                      Current Report on Form 8-K/A dated June 2, 1998 and filed with the Commission on October 16, 1998. The item reported was Item 7, which included the financial statements and pro forma financial information omitted from the Company's Current Report on Form 8-K filed with the Commission on June 17, 1998 relating to the consummation of the Company's acquisition of FPM Behavioral Health, Inc. on June 2, 1998.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JANUARY 8, 1999

                                  HORIZON  HEALTH  CORPORATION


                                  BY:         /s/ JAMES W. MCATEE
                                     -------------------------------------------
                                                  JAMES W. MCATEE
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                             TREASURER AND SECRETARY

                               INDEX TO EXHIBITS

NUMBER           EXHIBIT
------           -------
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

10.1              Second Amendment to Credit Agreement and Third Amendment to
                  Letter Loan Agreement dated as of September 30, 1998, among the Company, Chase Bank of Texas, National Association, as
                  Agent, and the banks named therein (filed herewith).

10.2 Stock Purchase Agreement dated as of October 5, 1998 by and among Gary M. Unruh, Lawrence H. Nelson II, Leon Evans, M.D.
                  and Andrew L. Bruan and Choicehealth, Inc. and Horizon
                  Behavioral Services, Inc. (filed herewith).

11.1              Statement Regarding Computation of Per Share Earnings
                  (filed herewith).

27.1              Financial Data Schedule for the Three Months Ended
                  November 30, 1998 (filed herewith).



                  b) The Company filed the following report on Form 8-K during the quarter covered by this report:

                      Current Report on Form 8-K/A dated June 2, 1998 and filed with the Commission on October 16, 1998. The item reported was Item 7, which included the financial statements and pro forma financial information omitted from the Company's
                      Current Report on Form 8-K filed with the Commission on June 17, 1998 relating to the consummation of the Company's acquisition of FPM Behavioral Health, Inc. on
                      June 2, 1998.