Form 10-Q
period 1999-02-28
HORIZON HEALTH CORP /DE/
filed 1999-03-31
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999

                                       or

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

                              Yes [ x ]    No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of March 29, 1999, was 6,830,878.

                                      INDEX

                           HORIZON HEALTH CORPORATION





PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................................3

          HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1998
                  and February 28, 1999 (unaudited).............................................3

                  Consolidated Statements of Operations for the three months ended
                  February 28, 1998 and 1999 (each unaudited)...................................5

                  Consolidated Statements of Operations for the six months ended
                  February 28, 1998 and 1999 (each unaudited)...................................6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 28, 1998 and 1999 (each unaudited)...................................7

                  Notes to Consolidated Financial Statements (unaudited)........................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..................................................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................24

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................25

ITEM 5.  OTHER INFORMATION.....................................................................25

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                         AUGUST 31, 1998  FEBRUARY 28, 1999
                                                         ---------------  -----------------
                                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and short-term investments                          $ 6,204,297     $ 1,796,536
    Accounts receivable less allowance for uncollectible
        accounts of $1,902,112 at August 31, 1998 and
        $2,621,950 at February 28, 1999                       13,464,705      16,567,130
    Receivable from employees                                     91,715          70,187
    Prepaid expenses and supplies                                211,288         696,938
    Income taxes receivable                                      317,197          55,583
    Other receivables                                            166,714         222,766
    Other current assets                                         469,540         608,065
    Current deferred taxes                                     2,006,880       2,326,444
                                                             -----------     -----------

          TOTAL CURRENT ASSETS                                22,932,336      22,343,649
                                                             -----------     -----------

PROPERTY AND EQUIPMENT:
    Equipment                                                  5,874,100       6,376,360
    Building improvements                                        421,331         462,311
                                                             -----------     -----------
                                                               6,295,431       6,838,671

    Less accumulated depreciation                              2,868,062       3,510,344
                                                             -----------     -----------
                                                               3,427,369       3,328,327

Goodwill, net of accumulated amortization
    of $3,002,194 at August 31, 1998, and
    $3,690,570 at February 28, 1999                           51,310,574      52,239,845
Contracts, net of accumulated
    amortization of $4,099,012 at August 31, 1998
    and $4,915,203 at February 28, 1999                        8,227,689       7,590,509
Other assets                                                     774,100         706,735
                                                             -----------     -----------
           TOTAL ASSETS                                      $86,672,068     $86,209,065
                                                             ===========     ===========






           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             AUGUST 31, 1998  FEBRUARY 28, 1999
                                                             ---------------  -----------------
                                                                                 (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                             $ 2,314,404     $ 1,383,988
    Employee compensation and benefits                             6,166,226       6,597,785
    Accrued expenses                                               7,934,916      11,050,367
    Current debt maturities                                           18,470       1,235,919
                                                                 -----------     -----------
          TOTAL CURRENT LIABILITIES                               16,434,016      20,268,059

     Other liabilities                                               237,308         260,226
     Long-term debt, net of current debt maturities (Note 4)      26,010,901      21,893,750
     Deferred income taxes                                         1,327,532       1,403,935
                                                                 -----------     -----------
          TOTAL LIABILITIES                                       44,009,757      43,825,970
                                                                 -----------     -----------

Commitments and contingencies (Note 6)                                  --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                           --              --
    Common stock, $.01 par value, 40,000,000 shares
       authorized; 7,231,812 shares issued and outstanding
       at August 31, 1998 and 7,267,750 shares issued and
       6,693,150 shares outstanding at February 28, 1999              72,318          72,678
    Additional paid-in capital                                    17,984,638      18,554,840
    Retained earnings                                             24,605,355      28,010,752
                                                                 -----------     -----------
                                                                  42,662,311      46,638,270

    Less: Treasury Stock - at Cost (574,600 shares) (Note 7)            --         4,255,175
                                                                 -----------     -----------

                                                                  42,662,311      42,383,095
                                                                 -----------     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                   $86,672,068     $86,209,065
                                                                 ===========     ===========





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     THREE MONTHS ENDED FEBRUARY 28,
                                                     -------------------------------
                                                         1998               1999
                                                     ------------      -------------
Revenues:
   Contract management                               $ 25,197,604      $ 24,442,823
   Premiums and fees                                    4,137,325        11,985,605
   Other                                                   65,542           216,216
                                                     ------------      ------------
Total revenues                                         29,400,471        36,644,644

Expenses:
   Salaries and benefits                               16,347,702        19,260,179
   Purchased services                                   4,910,917         8,783,222
   Provision for (recovery of) bad debts                  (74,124)          348,309
   Depreciation and amortization                          740,314         1,095,803
   Other                                                3,058,587         4,152,245
                                                     ------------      ------------
Total operating expenses                               24,983,396        33,639,758

Other income (expense):
   Interest expense                                      (169,198)         (364,231)
   Interest and other income                              107,582            82,979
                                                     ------------      ------------

Income before income taxes and minority interest        4,355,459         2,723,634
Income tax expense                                      1,771,801         1,084,664
                                                     ------------      ------------

Income before minority interest                         2,583,658         1,638,970
Minority interest (Note 3)                                 27,772              --
                                                     ------------      ------------

Net income                                           $  2,555,886      $  1,638,970
                                                     ============      ============

Earnings per common share:
   Basic                                             $        .36      $        .24
                                                     ============      ============
   Diluted                                           $        .33      $        .23
                                                     ============      ============

Weighted average shares outstanding:
   Basic                                                7,070,265         6,779,213
                                                     ============      ============
   Diluted                                              7,742,168         7,115,345
                                                     ============      ============









          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     SIX MONTHS ENDED FEBRUARY 28,
                                                     ------------------------------
                                                         1998              1999
                                                     ------------      ------------
Revenues:
   Contract management                               $ 51,796,507      $ 48,522,695
   Premiums and fees                                    6,807,763        23,577,790
   Other                                                  118,613           392,720
                                                     ------------      ------------
Total revenues                                         58,722,883        72,493,205

Expenses:
   Salaries and benefits                               32,076,271        37,606,869
   Purchased services                                   9,769,596        18,273,594
   Provision for (recovery of) bad debts                  280,903          (344,573)
   Depreciation and amortization                        1,352,211         2,185,745
   Other                                                6,633,508         8,501,887
                                                     ------------      ------------
Total operating expenses                               50,112,489        66,223,522

Other income (expense):
   Interest expense                                      (230,753)         (772,875)
   Interest and other income                              213,195           144,499
   Gain on sale of fixed assets                              --                 800
                                                     ------------      ------------

Income before income taxes and minority interest        8,592,836         5,642,107
Income tax expense                                      3,478,995         2,236,710
                                                     ------------      ------------

Income before minority interest                         5,113,841         3,405,397
Minority interest (Note 3)                                 33,960              --
                                                     ------------      ------------

Net income                                           $  5,079,881      $  3,405,397
                                                     ============      ============

Earnings per common share:
   Basic                                             $        .72      $        .49
                                                     ============      ============
   Diluted                                           $        .66      $        .47
                                                     ============      ============

Weighted average shares outstanding:
   Basic                                                7,025,176         6,966,408
                                                     ============      ============
   Diluted                                              7,751,705         7,314,310
                                                     ============      ============









          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              SIX MONTHS ENDED FEBRUARY 28,
                                                                             ------------------------------
                                                                                1998               1999
                                                                             ------------      ------------
Operating Activities:
   Net income                                                                $  5,079,881      $  3,405,397
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                          1,352,211         2,185,745
         Minority interest                                                         33,960              --
         Deferred income taxes                                                     18,195            76,403
         Gain on sale of fixed assets                                                --                (800)
   Changes in assets and liabilities:
      Increase in accounts receivable                                          (3,650,506)       (2,898,194)
      Increase in other receivables                                              (469,322)          (34,525)
      Decrease in income taxes receivable                                         951,256           261,614
      Increase in prepaid expenses and supplies                                   (75,166)         (459,421)
      Increase in other assets                                                 (1,158,366)         (378,542)
      (Decrease) increase in accounts payable and accrued expenses             (2,557,756)          969,323
      Increase in other liabilities                                               257,322            22,918
                                                                             ------------      ------------

   Net cash provided by (used in) operating activities                           (218,291)        3,149,918
                                                                             ------------      ------------

Investing activities:
   Purchase of property and fixed assets                                         (549,154)         (302,728)
   Proceeds from sale of fixed assets                                                --                 800
   Payment for 16% purchase of Professional Psychological
        Services, Inc., net of cash acquired                                     (831,879)             --
   Final payment for 80% purchase of Professional Psychological
        Services, Inc., net of cash acquired                                     (200,985)             --
   Payment for purchase of Acorn Behavioral HealthCare
        Management Corporation, net of cash acquired                          (12,726,120)             --
   Payment for purchase of ChoiceHealth, Inc., net of cash acquired                  --          (1,797,692)
   Proceeds from purchase price adjustment of FPM Behavioral Health Inc.             --           1,222,193
                                                                             ------------      ------------

   Net cash used in investing activities                                      (14,308,138)         (877,427)
                                                                             ------------      ------------

Financing activities:
   Payments on long term debt                                                     (13,033)      (15,495,639)
   Proceeds from long term borrowings                                          11,000,000        12,500,000
   Net proceeds from issuance of common stock                                     203,687           102,253
   Tax benefit related to stock option exercise                                   386,238           468,309
   Cash used in purchase of treasury stock                                           --          (4,255,175)
                                                                             ------------      ------------

   Net cash provided by (used in) financing activities                         11,576,892        (6,680,252)
                                                                             ------------      ------------






          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (Continued)

                                                              SIX MONTHS ENDED FEBRUARY 28,
                                                              ------------------------------
                                                                  1998              1999
                                                              ------------      ------------
Net decrease in cash and short term investments                 (2,949,537)       (4,407,761)
Cash and short-term investments at beginning of period           5,516,575         6,204,297
                                                              ------------      ------------
Cash and short-term investments at end of period                 2,567,038         1,796,536
                                                              ============      ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                $    230,753      $    456,530
                                                              ------------      ------------
      Income taxes                                            $  2,809,944      $  1,749,949
                                                              ============      ============

Supplemental disclosure of non-cash investing activities:
Payment for ChoiceHealth
Fair value of assets acquired                                 $       --        $  3,594,732
                                                              ------------      ------------
Cash paid                                                             --          (2,000,000)
                                                              ------------      ------------
Liabilities assumed                                           $       --        $  1,594,732
                                                              ============      ============

Proceeds form purchase price adjustment of FPM Behavioral
     Health, Inc.
Adjustment to fair value of assets acquired                   $       --        $ (1,073,710)
                                                              ------------      ------------
Cash received                                                 $       --        $  1,222,193
                                                              ------------      ------------
Liabilities assumed                                           $       --        $    148,483
                                                              ============      ============

Payment for 16% purchase of Professional Psychological
     Services, Inc.
Fair value of assets acquired                                 $    911,472      $       --
                                                              ------------      ------------
Cash Paid                                                         (831,879)             --
                                                              ------------      ------------
Liabilities assumed                                           $     79,593      $       --
                                                              ============      ============

Final payment for 80% purchase of Professional
     Psychological Services, Inc.
Fair value of assets acquired                                 $    200,985      $       --
                                                              ------------      ------------
Cash paid                                                         (200,985)             --
                                                              ------------      ------------
Liabilities assumed                                           $       --        $       --
                                                              ============      ============

Payment for Acorn Behavioral HealthCare Management
     Corporation
Fair value of assets acquired                                 $ 12,904,189      $       --
                                                              ------------      ------------
Cash paid                                                      (12,726,357)             --
                                                              ------------      ------------
Liabilities assumed                                           $    177,832      $       --
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

       The accompanying consolidated balance sheet at February 28, 1999, the consolidated statements of operations for the three and six month periods ended February 28, 1998 and 1999, and the consolidated statements of cash flows for the six months ended February 28, 1998 and 1999 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1998. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 1999, and the results of operations for the three and six months ended February 28, 1998 and 1999.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income.

                                                       1998                                      1999
                                       -------------------------------------    --------------------------------------
                                        Income        Shares       Per Share     Income         Shares       Per Share
                                       Numerator    Denominator      Amount     Numerator     Denominator     Amount
                                       ---------    -----------    ---------    ---------     -----------    ---------

For the three months ended February 28.

       Net Income..................    $2,555,886                               $1,638,970
       Basic EPS...................     2,555,886     7,070,265       $.36       1,638,970      6,779,213       $.24
                                                                      ----                                      ----
      Effect of Dilutive Securities
       Warrants and options........                     671,903                                   336,132
                                                      ---------                                 ---------
       Diluted EPS.................    $2,555,886     7,742,168       $.33      $1,638,970      7,115,345       $.23
                                       ==========     =========       ====      ==========      =========       ====

For the six months ended February 28.

       Net Income..................    $5,079,881                               $3,405,397
       Basic EPS...................     5,079,881     7,025,176       $.72       3,405,397      6,966,408       $.49
                                                                      ----                                      ----
      Effect of Dilutive Securities
       Warrants and options........                     726,529                                   347,902
                                                      ---------                                 ---------
       Diluted EPS.................    $5,079,881     7,751,705       $.66      $3,405,397      7,314,310       $.47
                                       ==========     =========       ====      ==========      =========       ====

3.     ACQUISITIONS

       CHOICEHEALTH

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $2,870,363, of which $2,691,354 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $724,369 and $1,594,732, respectively.

       FPM BEHAVIORAL HEALTH, INC.

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. ("FPM") of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at February 28, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 was recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively. During the quarter ended February 28, 1999, the Company was awarded a post closing adjustment, net of tax effects, of $1,222,193. After the adjustment, the purchase price exceeded the fair value of FPM's tangible net assets by $21,096,948 of which $19,592,202 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,621,027, respectively.

       ACORN

       Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral Health Care Management Corporation ("Acorn"). The Company accounted for the acquisition of Acorn by the purchase method as required by generally accepted accounting principles. Acorn provides employee

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as contracts.

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

4.     LONG-TERM DEBT

       At August 31, 1998 and February 28, 1999, the Company had the following long-term debt:

                                                                          AUGUST 31,     FEBRUARY 28,
                                                                            1998            1999
                                                                         -----------     -----------
       Chase Bank of Texas, National Association - Advance Term Loan
          Facility                                                       $23,000,000     $23,000,000
       Chase Bank of Texas, National Association - Revolving Credit
          Facility                                                         3,000,000            --
       Equipment Leases                                                       29,371          75,139
       Borealis Note                                                            --            54,530
                                                                         -----------     -----------
                                                                          26,029,371      23,129,669
       Less current maturities                                                18,470       1,235,919
                                                                         -----------     -----------
                                                                         $26,010,901     $21,893,750
                                                                         ===========     ===========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       On October 16, 1997, the Company increased its existing revolving line of credit from Chase Bank of Texas, National Association from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of February 28, 1999, the Company has borrowings of $23.0 million outstanding against the advance term loan facility.

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


5.     STOCK OPTIONS

       On October 17, 1997, the board of directors adopted the 1998 Stock Option Plan and such plan was approved by the stockholders of the Company on January 23, 1998. The 1998 Stock Option Plan authorizes the granting of nonqualified stock options to purchase up to 500,000 shares of common stock, which have been reserved for issuance under this plan, to such directors, officers, employees, and consultants of the Company and its subsidiaries as may be designated by the Compensation and Option Committee of the board of directors. The options generally vest over six years from the date of grant and terminate 10 years from the date of grant.


6.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases which expire at various dates:

       Six months ending August 31, 1999                          $    937,895
       For the year ending August 31, 2000                           1,466,250
       For the year ending August 31, 2001                           1,155,557
       For the year ending August 31, 2002                             643,046
       For the years ending August 31, 2003 and thereafter             231,194
                                                                  ------------
                                                                  $  4,433,942
                                                                  =============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Rent expense for the six months ended February 28, 1998, and 1999 totaled $550,867 and $1,084,160, respectively.

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


7.     STOCK REPURCHASE

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company's term bank facility. The Company had repurchased 574,600 shares of its common stock as of February 28, 1999, and 589,900 shares of its common stock as of March 31, 1999, of which 153,028 has been reissued pursuant to the exercise of certain stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a growing provider of EAP and mental health services to business and managed care organizations, as well as the leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last six years, the Company has increased its management contracts from 43 to a total of 164 as of February 28, 1999, and currently operates in 38 states. Of those management contracts, 141 related to mental health programs and 23 related to physical rehabilitation programs. The 164 management contracts cover 268 various treatment programs. As of February 28, 1999, the Company had 223 contracts to provide EAP and mental health services covering approximately 2,250,000 lives. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at February 28, 1999 provided outcome measurement services at 97 hospital locations.

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

         The number of client hospitals with accounts receivable balances greater than 90 days outstanding has increased from 18 to 26 over the last four quarters. These hospitals have contributed to a larger bad debt expense in the current fiscal year and may represent additional exposure to the Company.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare, but not earlier than January 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage adjusted rate of $208.25, which could lower Medicare reimbursement levels to hospitals for partial hospitalization services. This could adversely affect the ability of the company to obtain management contracts for partial hospitalization services and the amount of fees paid to the company under such contracts.

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

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at February 28, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 was recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively. During the quarter ended February 28, 1999, the Company was awarded a post closing adjustment, net of tax effects, of $1,222,193. After the adjustment, the purchase price exceeded the fair value of FPM's tangible net assets by $21,096,948 of which $19,592,202 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,621,027, respectively.

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

The following schedule represents revenues and operating results for the six months ended February 28, 1999 by operating subsidiary:

                                (A)          (B)            (C)           (D)          (E)
                                            Horizon                      Mental
                              Horizon        Mental      Specialty       Health
                             Behavioral      Health        Rehab        Outcomes,     Support       Intercompany
                              Services     Management    Management       Inc.        Services      Eliminations   Consolidated
                             -----------   -----------   -----------   -----------   -----------    ------------   ------------
Revenues                     $23,405,640   $43,947,433   $ 4,808,010   $   236,161   $    95,961    $      --      $72,493,205

Inter Company Revenues            19,763          --            --         856,998          --         (876,761)          --


Earnings before
interest,
  taxes, depreciation
  and amortization (EBITDA)    1,283,245     9,870,542       537,131       236,568    (3,472,058)          --        8,455,428


(A) Horizon Behavioral Services consist of two divisions, Managed Care, located in the Orlando metropolitan area and the EAP/Employer Division located in the Philadelphia metropolitan area.
(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals in the United States.
(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals in the United States.
(D) Mental Health Outcomes, Inc. provides outcome information regarding the effectiveness of a provider's mental health programs.
(E) Support Services represents the National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company.


                            SUMMARY STATISTICAL DATA

                                                AUGUST 31,    AUGUST 31,    AUGUST 31,   NOVEMBER 30,  FEBRUARY 28,
                                                  1996          1997          1998          1998           1999
                                                ---------     ---------     ---------    -----------   ------------
EAP AND MENTAL HEALTH SERVICES

Covered Lives                                     204,291       288,519     1,874,323     2,330,553     2,251,765


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                       163           181           161           155           156
Contract locations signed and unopened                 16            14            11            10             8
                                                ---------     ---------     ---------     ---------     ---------
Total contract locations                              179           195           172           165           164
                                                =========     =========     =========     =========     =========

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                             156           166           149           139           142
Partial Hospitalization                                84           104           102            98            98
Outpatient                                             20            24            32            29            28
Home health                                            13            17            10            11            10
CQI +(under contract)                                  64            86            82            83            97

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                       144           197           189           179           180
Adult psychiatric                                      82            75            67            62            63
Substance abuse                                        20            10             8             8             6
Physical Rehabilitation                                22            20            20            20            23
Other                                                   5             9             9             8             6

RESULTS OF OPERATIONS

     The following table sets forth for the three and six months ended February 28, 1998 and 1999, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each period.

                                                        THREE MONTHS          SIX MONTHS
                                                      ENDED FEBRUARY 28,  ENDED FEBRUARY 28,

                                                      1998       1999       1998      1999
                                                      ----       ----       ----      ----
Revenues:
  Contract management revenues                         85.7 %     66.7 %     88.2 %    66.9 %
  Premiums and fees                                    14.1       32.7       11.6      32.5
  Other                                                  .2         .6         .2        .6
                                                      -----      -----      -----     -----

Total revenues                                        100.0      100.0      100.0     100.0

Operating revenues
  Salaries and benefits                                55.7       52.5       54.6      51.9
  Purchased services                                   16.7       24.0       16.6      25.2
  Provision for (recovery of) bad debts                 (.3)       1.0         .5       (.5)
  Depreciation and amortization                         2.5        3.0        2.3       3.0
  Other                                                10.4       11.3       11.3      11.8
                                                      -----      -----      -----     -----

Total operating expenses                               85.0       91.8       85.3      91.4
                                                      -----      -----      -----     -----

Operating income                                       15.0        8.2       14.7       8.6
                                                      -----      -----      -----     -----

Interest and other income(expenses), net                (.2)       (.8)       --        (.9)
                                                      -----      -----      -----     -----

Income before taxes                                    14.8        7.4       14.7       7.7

Income tax expense                                      6.0        3.0        5.9       3.0
                                                      -----      -----      -----     -----

Income before minority interest                         8.8        4.4        8.8       4.7

Minority interest                                        .1        --          .1       --
                                                      -----      -----      -----     -----

Net income                                              8.7 %      4.4 %      8.7 %     4.7 %
                                                      =====      =====      =====     =====

Number of contracts in operation, end of period         172        156        172       156

         THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

         Revenue. Revenues for the three months ended February 28, 1999, were $36.6 million representing an increase of $7.2 million, or 24.6%, as compared to revenues of $29.4 million for the corresponding period in the prior fiscal year. Premiums and Fees increased by $7.8 million as a result of the revenue recorded for FPM and ChoiceHealth. Horizon acquired 100% of the outstanding voting stock of FPM and ChoiceHealth effective June 1, 1998 and October 5, 1998, respectively. This increase in premiums and fees was offset by a $755,000 decrease in contract management revenue as compared to the corresponding period in the prior fiscal year. This decrease is due to the average number of contract locations in operation decreasing from 174.9 for the three months ended February 28, 1998, to 157.2 for the three months ended February 28, 1999, a decrease of 10.1%. However, same store sales for contract management revenues, that is contracts in operation for the entire quarter ended February 28, 1998 and February 28, 1999 increased $804,000 or 4.1%

         Salaries and Benefits. Salaries and benefits for the three months ended February 28, 1999 were $19.3 million representing an increase of $3.0 million, or 17.8%, as compared to salaries and benefits of $16.3 million for the three months ended February 28, 1998. Salaries and benefits increased by $2.3 million and $602,000 as a result of the acquisitions of FPM and ChoiceHealth, respectively. Salary and benefits cost per full time equivalent for the three months ended February 28, 1999, were $14,836 representing an increase of $473 per full time equivalent, or 3.0% as compared to salary and benefits cost of $14,363 per full time equivalent for the three months ended February 28, 1998. These increases are offset by a decline in full time equivalents resulting from the 10.1% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 28, 1999 were $1.1 million representing an increase of $355,000, or 48.0%, as compared to depreciation and amortization expenses of $740,000 for the corresponding period in the prior fiscal year. An increase of $128,000 is due to the amortization of goodwill of $19.6 million and $2.7 million resulting from the acquisitions of FPM and ChoiceHealth, respectively. Amortization expense also increased $60,000 in relation to the value placed on the contracts of FPM and ChoiceHealth. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended February 28, 1999 were $13.3 million representing an increase of $5.4 million or 68.2%, as compared to other operating expenses of $7.9 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $3.9 million increase in medical claims for behavioral managed care services for the three months ended February 28, 1999 as compared to the same period in the prior fiscal year as a result of the acquisition of FPM on June 1, 1998 and ChoiceHealth on October 5, 1998. Medical director stipends decreased $329,000 in the three months ended February 28, 1999. This decrease is a result of the decrease in the average number of contract locations in operation, from 174.9 for the three months ended February 28, 1998 to 157.2 for the three months ended February 28, 1999.

         Bad debt expense was $348,000 for the three months ended February 28, 1999, as compared to a recovery of bad debt expense of $74,000 for the three months ended February 28, 1998, an increase of $422,000. Of this increase, $334,000 is related to the declaration of bankruptcy of one client hospital and $202,000 is related to the contract termination of another client hospital. These increases were offset by debt payments by two contract locations.

         Other operating expense was $4.2 million for the three months ended February 28, 1999 an increase of $1.1 million or 35.8% as compared to $3.1 million for the three months ended February 28, 1998. Other operating expenses increased $955,000 and $133,000 as a result of the acquisition of FPM and ChoiceHealth, respectively.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended February 28, 1999 was a net expense of $281,000, as compared to net expense of $62,000 for the corresponding period in the prior fiscal year. This change results primarily from an increase in interest expense of $192,000 related to amounts borrowed under the credit facility for the acquisitions of FPM and ChoiceHealth.

         Income Tax Expense. For the three month period ended February 28, 1999, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.8%. For the three month period ended February 28, 1998, the Company recorded federal and state income taxes of $1.8 million resulting in a combined tax rate of 40.7%.

         SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1998

         Revenue. Revenues for the six months ended February 28, 1999 were $72.5 million representing an increase of $13.8 million, or 23.5%, as compared to revenues of $58.7 million for the corresponding period in the prior fiscal year. Premiums and fees increased by $16.8 million as a result of the revenue recorded for Acorn, FPM and ChoiceHealth. Horizon acquired 100% of the outstanding voting stock of Acorn, FPM and ChoiceHealth effective November 1, 1997, June 1, 1998 and October 5, 1998, respectively. The increase in premiums and fees was offset by a $3.3 million decrease in contract management revenue as compared to the corresponding period in the prior fiscal year. This decrease is due to the average number of contract locations in operation decreasing from 178.2 for the six months ended February 28, 1998, to 156.8 for the six months ended February 28, 1999, a decrease of 12.0%. However, same store sales for contract management revenues, that is contracts in operation for an entire quarter in both the current fiscal year and prior fiscal year, increased for the six months ended February 28, 1999. The average quarterly increase for the quarters ended November 30, 1998 and February 28, 1999 was $542,000 or 3.0%.

         Salaries and Benefits. Salaries and benefits for the six months ended February 28, 1999 were $37.6 million representing an increase of $5.5 million, or 17.2%, as compared to salaries and benefits of $32.1 million for the six months ended February 28, 1998. Salaries and benefits increased by $4.3 million, $950,000 and $167,000 as a result of the acquisitions of FPM, ChoiceHealth and Acorn, respectively. Salary and benefits cost per full time equivalent for the six months ended February 28, 1999, were $29,452 representing an increase of $710 per full time equivalent, or 2.5% as compared to salary and benefits cost of $28,742 per full time equivalent for the six months ended February 28, 1998. These increases are offset by a decline in full time equivalents resulting from the 12.0% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 28, 1999 were $2.2 million representing an increase of $834,000, or 61.6%, as compared to depreciation and amortization expenses of $1.4 million for the corresponding period in the prior fiscal year. An increase of $315,000 is due to the amortization of goodwill of $19.6 million, $9.3 million, $2.7 million and $702,000 resulting from the acquisitions of FPM, Acorn, ChoiceHealth and PPS, respectively. Amortization expense also increased $214,000 in relation to the value placed on the contracts of Acorn, PPS, FPM and ChoiceHealth, respectively. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the six months ended February 28, 1999 were $26.4 million representing a increase of $9.7 million or 58.4%, as compared to other operating expenses of $16.7 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $8.9 million increase in medical claims for behavioral managed care services for the six months ended February 28, 1999 as compared to the same period in the prior fiscal year as a result of the acquisition of Acorn, FPM, and ChoiceHealth effective November 1, 1997, June 1, 1998 and October 5, 1998. Medical director stipends decreased $563,000 in the six months ended February 28, 1999. This decrease is a result of the decrease in the average number of contract locations in operation, from 178.2 for the six months ended February 28, 1998 to 156.8 for the six months ended February 28, 1999.

         Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $1.4 million, for the six months ended February 28, 1999, as compared to $281,000 for the six months ended February 28, 1998, an increase of $1.1 million. Of this increase, $334,000 is related to the declaration of bankruptcy of one client hospital and $202,000 is related to the contract termination of another client hospital. The remaining increase resulted from the non-timely payments by client hospitals.

         Other operating expense was $8.5 million for the six months ended February 28, 1999, an increase of $1.9 million or 28.2% as compared to $6.6 million for the six months ended February 28, 1998. Other operating expenses increased $1.8 million and $225,000 as a result of the acquisition of FPM and ChoiceHealth, respectively.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the six months ended February 28, 1999 was a net expense of $628,000, as compared to net expense of $18,000 for the corresponding period in the prior fiscal year. This change results primarily from an increase in interest expense of $536,000 related to amounts borrowed under the credit facility for the acquisitions of FPM and ChoiceHealth.

         Income Tax Expense. For the six month period ended February 28, 1999, the Company recorded federal and state income taxes of $2.2 million resulting in a combined tax rate of 39.6%. For the six month period ended February 28, 1998, the Company recorded federal and state income taxes of $3.5 million resulting in a combined tax rate of 40.5%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At February 28, 1999, the advance term loan facility had $23.0 million outstanding.

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

         The Company is also subject to a provision requiring a prepayment of a portion of the outstanding advance term loan balance. If the aggregate outstanding principal amount of the term loans equals or exceeds $15 million as of the date ninety days after the end of a fiscal year, then the Company is required to prepay the term loans in an amount equal to 50% of the excess cash flow (as defined in the credit agreement) calculated for the fiscal year then most recently ended based on the audited financial statements of the Company. The Company will either make voluntary prepayments of more than $8 million prior to November 30, 1999 or will be subject to the excess cash flow prepayment requirement of approximately $4.0 million.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock. As of February 28, 1999, the Company had repurchased 574,600 shares of its common stock. As a result of this amendment a limit of $10 million for cumulative acquisitions was imposed for the period of September 30, 1998 through August 31, 1999.

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

         The Company believes that its future cash flows from operations, cash of $1.8 million at February 28, 1999, and $10.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $800,000. The Company is likely to require additional capital to fund any further acquisitions, $8.0 million of which is available under the current acquisition line through August 31, 1999, and $17.0 million which will be available thereafter.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of February 28, 1999, it had completed approximately 55% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 45% of the initiatives are in process and are expected to be completed by December 31, 1999.

                   YEAR 2000 INITIATIVE                            TIME PERIOD               PERCENT COMPLETE
      Initial IT systems identification and assessment     April 1998 to June 1999                   90%

      Remediation and testing of IT systems                July 1998 to September 1999               25%

      Identification and assessment of non-IT systems      September 1998 to August 1999             30%

      Remediation and testing of non-IT systems            April 1999 to December 1999                0%

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

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $150,000, which expenditures will be funded from operating cash flows. All of the $150,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such an amount would represent an immaterial percentage of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of February 28, 1999, the Company had incurred costs of approximately $55,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         At February 28, 1999, the Company had approximately $23.0 million of debt obligations outstanding with variable interest rates with a weighted average interest rate of 5.8833%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 1999, would change interest expense by approximately $230,000 annually.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 28,1999. At the meeting , James Ken Newman, James W. McAtee, Jack R. Anderson, George E. Bello, William H. Longfield, Donald E. Steen, James E. Buncher and Howard B. Finkel were re-elected to the Board of Directors. A total of 6,175,617 votes were cast for each nominee, other than Mr. Anderson, Mr. Steen, and Mr. Finkel, and a total of 12,664 votes were withheld. A total of 6,175,417 votes were cast for Mr. Anderson, and a total of 12,864 votes were withheld. A total of 6,175,467 votes were cast for Mr. Steen, and a total of 12,814 votes were withheld. A total of 5,735,360 votes were cast for Mr. Finkel and a total of 452,921 votes were withheld.

         At the annual meeting of stockholders, the stockholders also ratified the appointment of PricewaterhouseCoopers, LLP as the independent accountants for the Company for the fiscal year ending August 31, 1999. At the meeting, a total of 6,184,575 votes were cast for this proposal, a total of 796 votes were cast against this proposal, a total of 2,909 shares abstained and 1 share was unvoted. There were no broker non-votes with respect to this proposal.

ITEM 5.  OTHER INFORMATION

         Effective March 22, 1999, the Company appointed Frank Baumann to the Position of President of Specialty Rehab Management, Inc. ("Specialty"), the Company's physical rehabilitation contract management operating subsidiary. The appointment follows the resignations of Robert Lefton as President of Specialty and Gary Kagan as Executive Vice President of Development. Mr. Lefton and Mr. Kagan left to pursue other unrelated business pursuits.

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Six Months Ended February 28, 1999 (filed herewith).

         (b)      Reports on Form 8-K.

                      No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 1999
                                            HORIZON HEALTH CORPORATION


                                            BY: /s/ James W. McAtee
                                               --------------------------------
                                                     JAMES W. MCATEE
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER,
                                                AND CHIEF FINANCIAL OFFICER

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1              Financial Data Schedule for the Six Months Ended February 28,
                  1999 (filed herewith).