Form 10-Q
period 1999-05-31
HORIZON HEALTH CORP /DE/
filed 1999-07-09
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

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

                             Yes [x]        No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of July 7, 1999, was 6,796,028.

                                     INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1998
                  and May 31, 1999 (unaudited)..................................................3

                  Consolidated Statements of Operations for the three months ended
                  May 31, 1998 and 1999 (each unaudited)........................................5

                  Consolidated Statements of Operations for the nine months ended
                  May 31, 1998 and 1999 (each unaudited)........................................6

                  Consolidated Statements of Cash Flows for the nine months
                  ended May 31, 1998 and 1999 (each unaudited)..................................7

                  Notes to Consolidated Financial Statements (unaudited)........................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...................................................14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................25

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.....................................................................26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................................26

                        PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                          HORIZON HEALTH CORPORATION

                         CONSOLIDATED BALANCE SHEETS

                                                            AUGUST 31, 1998   MAY 31, 1999
                                                            ---------------   ------------
                                                                               (UNAUDITED)
CURRENT ASSETS:
Cash and short-term investments                               $ 6,204,297      $ 1,307,464
Accounts receivable less allowance for uncollectible
accounts of $1,902,112 at August 31, 1998 and
$3,171,046 at May 31, 1999                                     13,464,705       15,736,066
Receivable from employees                                          91,715           55,537
Prepaid expenses and supplies                                     211,288          763,880
Income taxes receivable                                           317,197           96,946
Other receivables                                                 166,714          209,566
Other current assets                                              469,540          513,247
Current deferred taxes                                          2,006,880        2,616,136
                                                              -----------      -----------

       TOTAL CURRENT ASSETS                                    22,932,336       21,298,842
                                                              -----------      -----------

PROPERTY AND EQUIPMENT:
   Equipment                                                    5,874,100        6,479,831
   Building improvements                                          421,331          462,311
                                                              -----------      -----------
                                                                6,295,431        6,942,142

   Less accumulated depreciation                                2,868,062        3,860,960
                                                              -----------      -----------
                                                                3,427,369        3,081,182

Goodwill, net of accumulated amortization of $3,002,194
   at August 31, 1998, and $4,046,078 at May 31, 1999          51,310,574       53,837,163
Contracts, net of accumulated amortization of $4,099,012
   at August 31, 1998, and $5,330,978 at May 31, 1999           8,227,689        7,446,789
Other assets                                                      774,100          701,193
                                                              -----------      -----------
       TOTAL ASSETS                                           $86,672,068      $86,365,169
                                                              ===========      ===========

          See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                AUGUST 31, 1998   MAY 31, 1999
                                                                ---------------   ------------
                                                                                   (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                              $ 2,314,404      $ 1,116,647
    Employee compensation and benefits                              6,166,226        7,162,868
    Accrued expenses                                                7,934,916        9,761,314
    Current debt maturities                                            18,470        4,070,928
                                                                  -----------      -----------
         TOTAL CURRENT LIABILITIES                                 16,434,016       22,111,757

    Other liabilities                                                 237,308          312,486
    Long-term debt, net of current debt maturities (Note 4)        26,010,901       17,549,891
    Deferred income taxes                                           1,327,532        1,569,619
                                                                  -----------      -----------
         TOTAL LIABILITIES                                         44,009,757       41,543,753
                                                                  -----------      -----------

Commitments and contingencies (Note 6)                                     --               --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                              --               --
    Common stock, $.01 par value, 40,000,000 shares
       authorized;  7,231,812 shares issued and outstanding
       at August 31, 1998 and 7,267,750 shares issued and
       6,827,528 shares outstanding at May 31, 1999                    72,318           72,678
    Additional paid-in capital                                     17,984,638       18,286,500
    Retained earnings                                              24,605,355       29,721,166
                                                                  -----------      -----------
                                                                   42,662,311       48,080,344

    Less: Treasury Stock - at Cost (440,222 shares) (Note 7)               --        3,258,928
                                                                  -----------      -----------

                                                                   42,662,311       44,821,416
                                                                  -----------      -----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $86,672,068      $86,365,169
                                                                  ===========      ===========


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED MAY 31,
                                              -------------------------------
                                                  1998               1999
                                              ------------       ------------
Revenues:
   Contract management                        $ 24,840,481       $ 24,526,051
   Premiums and fees                             3,923,748         11,713,000
   Other                                            63,377            161,636
                                              ------------       ------------
Total revenues                                  28,827,606         36,400,687

Expenses:
   Salaries and benefits                        15,759,483         19,118,917
   Purchased services                            4,848,716          8,241,335
   Provision for (recovery of) bad debts          (196,195)           559,730
   Depreciation and amortization                   757,477          1,124,206
   Other                                         3,576,897          4,228,665
                                              ------------       ------------
Total operating expenses                        24,746,378         33,272,853

Other income (expense):
   Interest expense                               (141,567)          (341,793)
   Interest and other income                       585,304             55,007
                                              ------------       ------------

Income before income taxes                       4,524,965          2,841,048
Income tax expense                               1,798,630          1,130,634
                                              ------------       ------------


Net income                                    $  2,726,335       $  1,710,414
                                              ============       ============

Earnings per common share:
   Basic                                      $        .38       $        .25
                                              ============       ============
   Diluted                                    $        .35       $        .24
                                              ============       ============

Weighted average shares outstanding:
   Basic                                         7,199,047          6,810,529
                                              ============       ============
   Diluted                                       7,797,400          7,120,857
                                              ============       ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          NINE MONTHS ENDED MAY 31,
                                                      ---------------------------------
                                                         1998                 1999
                                                      -------------       -------------
Revenues:
   Contract management                                $  76,636,988       $  73,048,746
   Premiums and fees                                     10,731,511          35,290,790
   Other                                                    181,990             554,356
                                                      -------------       -------------
Total revenues                                           87,550,489         108,893,892

Expenses:
   Salaries and benefits                                 47,835,754          56,725,786
   Purchased services                                    14,618,312          26,514,929
   Provision for bad debts                                   84,708             215,157
   Depreciation and amortization                          2,109,688           3,309,951
   Other                                                 10,210,405          12,730,552
                                                      -------------       -------------
Total operating expenses                                 74,858,867          99,496,375

Other income (expense):
   Interest expense                                        (372,320)         (1,114,668)
   Interest and other income                                798,499             199,506
   Gain on sale of fixed assets                                  --                 800
                                                      -------------       -------------

Income before income taxes and minority interest         13,117,801           8,483,155
Income tax expense                                        5,277,625           3,367,344
                                                      -------------       -------------

Income before minority interest                           7,840,176           5,115,811
Minority interest (Note 3)                                   33,960                  --
                                                      -------------       -------------

Net income                                            $   7,806,216       $   5,115,811
                                                      =============       =============

Earnings per common share:
   Basic                                              $        1.10       $         .74
                                                      =============       =============
   Diluted                                            $        1.01       $         .71
                                                      =============       =============

Weighted average shares outstanding:
   Basic                                                  7,083,133           6,914,448
                                                      =============       =============
   Diluted                                                7,766,937           7,249,825
                                                      =============       =============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 NINE MONTHS ENDED MAY 31,
                                                                              -------------------------------
                                                                                 1998               1999
                                                                              ------------       ------------
Operating Activities:
   Net income                                                                 $  7,806,216       $  5,115,811

   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           2,109,688          3,309,951
         Minority interest                                                          33,960                 --
         Deferred income taxes                                                       3,372            135,985
         Gain on sale of fixed assets                                                   --               (800)
   Changes in assets and liabilities:
      Increase in accounts receivable                                           (3,767,212)        (1,913,862)
      Increase in other receivables                                               (387,930)            (6,674)
      Decrease in income taxes receivable                                          951,256            220,251
      Increase in prepaid expenses and supplies                                    (76,336)          (526,363)
      Increase in other assets                                                  (1,357,947)          (539,998)
      Decrease in accounts payable and accrued expenses                         (3,530,676)          (293,579)
      Increase in other liabilities                                               (159,579)            75,178
                                                                              ------------       ------------

   Net cash provided by operating activities                                     1,624,812          5,575,900
                                                                              ------------       ------------

Investing activities:
   Purchase of property and fixed assets                                          (697,447)          (385,863)
   Proceeds from sale of fixed assets                                                   --              3,300
   Payment for 16% purchase of Professional Psychological
        Services, Inc., net of cash acquired                                      (831,879)                --
   Payment for 4% purchase of Professional Psychological
        Services, Inc., net of cash acquired                                      (207,970)                --
   Final payment for 80% purchase of Professional Psychological
        Services, Inc., net of cash acquired                                      (200,985)                --
   Payment for purchase of Acorn Behavioral HealthCare
        Management Corporation, net of cash acquired                           (12,726,120)                --
   Payment for purchase of ChoiceHealth, Inc., net of cash acquired                     --         (1,847,390)
   Proceeds from purchase price adjustment of FPM Behavioral Health                     --          1,222,193
Inc.
   Payment for purchase of Resources in Employee Assistance and
       Corporate Health, Inc., net of cash acquired                                     --         (1,936,352)
                                                                              ------------       ------------

   Net cash used in investing activities                                       (14,664,401)        (2,944,112)
                                                                              ------------       ------------

Financing activities:
   Payments on long term debt                                                   (5,517,533)       (19,020,417)
   Proceeds from long term borrowings                                           13,500,000         14,500,000
   Net proceeds from issuance of common stock                                      474,632            102,252
   Tax benefit related to stock option exercise                                    599,404            881,592
   Cash used in purchase of treasury stock                                              --         (4,462,159)
   Cash provided by issuance of treasury stock                                          --            470,111
                                                                              ------------       ------------

   Net cash provided by (used in) financing activities                           9,056,503         (7,528,621)
                                                                              ------------       ------------


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)

                                                                               NINE MONTHS ENDED MAY 31,
                                                                            -------------------------------
                                                                               1998                 1999
                                                                            ------------       ------------
Net decrease in cash and short term investments                               (3,983,086)        (4,896,833)
Cash and short-term investments at beginning of period                         5,516,575          6,204,297
                                                                            ------------       ------------
Cash and short-term investments at end of period                               1,533,489          1,307,464
                                                                            ============       ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                              $    372,320       $  1,104,841
                                                                            ============       ============
      Income taxes                                                          $  4,458,688       $  2,678,164
                                                                            ============       ============

Supplemental disclosure of non-cash investing activities:
Payment for ChoiceHealth
Fair value of assets acquired                                               $         --       $  3,594,732
                                                                            ------------       ------------
Cash paid                                                                             --         (2,000,000)
                                                                            ------------       ------------
Liabilities assumed                                                         $         --       $  1,594,732
                                                                            ============       ============

Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.
Adjustment to fair value of assets acquired                                 $         --       $ (1,073,710)
                                                                            ------------       ------------
Cash received                                                                         --          1,222,193
                                                                            ------------       ------------
Liabilities assumed                                                         $         --       $    148,483
                                                                            ============       ============

Payment for Resource in Employee Assistance and
    Corporate Health, Inc.
Fair value of assets acquired                                               $         --       $  2,434,311
                                                                            ------------       ------------
Cash paid                                                                             --         (2,000,000)
                                                                            ------------       ------------
Liabilities assumed                                                         $         --       $    434,311
                                                                            ============       ============

Payment for 4% purchase of Professional Psychological Services, Inc.
    Fair value of assets acquired                                           $    227,868       $         --
                                                                            ------------       ------------
    Cash paid                                                                   (207,970)                --
                                                                            ------------       ------------
    Liabilities assumed                                                     $     19,898       $         --
                                                                            ============       ============

Payment for 16% purchase of Professional Psychological Services,
   Inc
Fair value of assets acquired                                               $    911,472       $         --
                                                                            ------------       ------------
Cash Paid                                                                       (831,879)                --
                                                                            ------------       ------------
Liabilities assumed                                                         $     79,593       $         --
                                                                            ============       ============

Final payment for 80% purchase of Professional Psychological
Services,
    Inc
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

       Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH"). The Company accounted for the acquisition of REACH by the purchase method as required by generally accepted accounting principals. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had annualized revenues of approximately $1.4 million (unaudited) based on actual revenues for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association.
       (See Note 3)

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

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at May 31, 1999, the consolidated statements of operations for the three and nine month periods ended May 31, 1998 and 1999, and the consolidated statements of cash flows for the nine months ended May 31, 1998 and 1999 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1998. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 1999, and the results of operations for the three and nine months ended May 31, 1998 and 1999.

       Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for a full year or any portion thereof.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.     EARNINGS PER SHARE

       Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income.

                                                          1998                                      1999
                                         ----------------------------------------   ---------------------------------------
                                         Net Income        Shares       Per Share   Net Income       Shares       Per Share
                                         Numerator       Denominator      Amount    Numerator      Denominator      Amount
                                         ----------      -----------    ---------   ----------     -----------    ---------
For the three months ended May 31,
   BASIC EPS .........................   $2,726,335       7,199,047      $    .38   $1,710,414       6,810,529      $   .25
                                                                         --------                                   -------

EFFECT OF DILUTIVE SECURITIES
    OPTIONS ..........................                      598,353                                    310,328
                                                         ----------                                 ----------
    DILUTED EPS ......................   $2,726,335       7,797,400      $    .35   $1,710,414       7,120,857      $   .24
                                         ==========      ==========      ========   ==========      ==========      =======
For the nine months ended May 31,

          BASIC EPS ..................   $7,806,216       7,083,133      $   1.10   $5,115,811       6,914,448      $   .74
                                                                         --------                                   -------

EFFECT OF DILUTIVE SECURITIES
   OPTIONS ...........................                      683,804                                    335,377
                                                         ----------                                 ----------
   DILUTED EPS .......................   $7,806,216       7,766,937      $   1.01   $5,115,811       7,249,825      $   .71
                                         ==========      ==========      ========   ==========      ==========      =======

3.     ACQUISITIONS

       REACH

       Effective April 1, 1999, the Company acquired all of the outstanding capital stock of REACH. The Company accounted for the acquisition of REACH by the purchase method as required by generally accepted accounting principals. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had annualized revenues of approximately $1.4 million (unaudited) based on actual revenues for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of REACH's tangible net assets by $2,263,241, of which $1,991,186 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $171,070 and $434,311, respectively.

       CHOICEHEALTH

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       was funded by a $2.0 million advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The preliminary allocation of the purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $2,870,363, of which $2,691,354 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $724,369 and $1,594,732, respectively.

       FPM BEHAVIORAL HEALTH, INC.

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. ("FPM") of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at May 31, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 was recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively. During the quarter ended February 28, 1999, the Company was awarded a post closing adjustment, net of tax effects, of $1,222,193. After the adjustment, the purchase price exceeded the fair value of FPM's tangible net assets by $21,096,948 of which $19,592,202 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,621,027, respectively.

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

       INVESTMENT IN PPS

       On July 31, 1996, the Company acquired eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc. ("PPS"), and PPS has been consolidated with the Company as of August 1, 1996. The Company accounted for the acquisition of PPS by the purchase method as required by generally accepted accounting principles. Based in Clearwater,

       Florida, PPS specializes in full risk, capitated managed behavioral health programs and employee assistance programs. The final purchase price of $3,324,310 was based primarily on a multiple of the 1996 pre-tax income of PPS. The purchase price exceeded the fair value of PPS's net assets by $3,298,885, which is recorded as goodwill. Assets acquired and liabilities assumed totaled $540,960 and $515,535, respectively. Cash payments for the purchase of PPS, net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

4.     LONG-TERM DEBT

       At August 31, 1998 and May 31, 1999, the Company had the following long-term debt:

                                                                    AUGUST 31,       MAY 31,
                                                                      1998             1999
                                                                   -----------      -----------
Chase Bank of Texas, National Association - Advance Term Loan
     Facility                                                      $23,000,000      $21,500,000
Chase Bank of Texas, National Association - Revolving Credit
     Facility                                                        3,000,000               --
Equipment Leases                                                        29,371           77,499
Borealis Note                                                               --           43,320
                                                                   -----------      -----------
                                                                    26,029,371       21,620,819
Less current maturities                                                 18,470        4,070,928
                                                                   -----------      -----------
                                                                   $26,010,901      $17,549,891
                                                                   ===========      ===========

       On October 16, 1997, the Company increased its existing revolving line of credit from Chase Bank of Texas, National Association from $11.0 million to $14.0 million.

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of May 31, 1999, the Company has borrowings of $21.5 million outstanding against the now $30.5 million term loan facility.

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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.     STOCK OPTIONS

       On October 17, 1997, the board of directors adopted the 1998 Stock Option Plan and such plan was approved by the stockholders of the Company on January 23, 1998. The 1998 Stock Option Plan authorizes the granting of nonqualified stock options to purchase up to 500,000 shares of common stock, which have been reserved for issuance under this plan, to such directors, officers, employees, and consultants of the Company and its subsidiaries as may be designated by the Compensation and Option Committee of the board of directors. The options generally vest over four to five years from the date of grant and terminate 10 years from the date of grant.

6.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

         Three months ending August 31, 1999                      $  488,772
         For the year ending August 31, 2000                       1,516,966
         For the year ending August 31, 2001                       1,186,927
         For the year ending August 31, 2002                         657,936
         For the years ending August 31, 2003 and thereafter         237,841
                                                                  ----------
                                                                  $4,088,442
                                                                  ==========

       Rent expense for the nine months ended May 31, 1998 and 1999 totaled $708,789 and $1,674,651 respectively.

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

7.     STOCK REPURCHASE

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company's term bank facility. The Company had repurchased 603,000 shares of its common stock as of May 31, 1999, of which 162,778 has been reissued pursuant to the exercise of certain stock options, and had repurchased 634,500 shares of its common stock as of July 7, 1999.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of EAP and mental health services to business and managed care organizations, as well as the leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the number of its management contracts and the variety of its treatment programs and services. The Company was formed in July 1989 as the successor to Horizon Health Management Company, which had been engaged in the mental health contract management business since 1981. During the period from 1989 to 1994, the Company grew primarily from its internal sales efforts as it focused its business operations entirely on the contract management of mental health programs. In 1995, the Company began to pursue acquisitions as an additional source of growth. Over the last six years, the Company has increased its management contracts from 43 to a total of 164 as of May 31, 1999, and currently operates in 35 states. Of those management contracts, 139 related to mental health programs and 25 related to physical rehabilitation programs. The management contracts cover 274 various treatment programs. As of May 31, 1999, the Company had 277 contracts to provide EAP and mental health services covering approximately 2,400,000 lives. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and at May 31, 1999 had contracts to provide outcome measurement services at 111 hospital locations.

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

         Amendments to the Medicare regulations in 1997, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The regulations established a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services, for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to adjustments based on market indices. The reimbursement amounts were raised to $10,787 and $20,071, respectively, for Medicare fiscal years beginning October 1, 1998 and later. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations under a cost based system, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiations of a lower contract management fee structure for the Company and in other cases has resulted in the termination or nonrenewal of the management contract. As a result of these limitations, six fewer contracts were signed by the Company and the direct operating margin of the Company's mental health contracts has decreased approximately six percentage points for the nine months ended May 31, 1999 as compared to the nine months ended May 31, 1998.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare, but not earlier than January 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change will adversely affect the ability of the Company to obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         Revenues from partial hospitalization services were $15.6 million, or 21.4% of total contract management revenue for the nine months ended May 31, 1999. Of the Company's 164 management contracts at May 31, 1999, 115 or 70.1% of the contracts include partial hospitalization services. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.0 million or more annually.

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

         Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH"). The Company accounted for the acquisition of REACH by the purchase method as required by generally accepted accounting principals. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had annualized revenues of approximately $1.4 million (unaudited) based on actual revenues for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The purchase price exceeded the fair value of REACH's tangible net assets by $2,263,241, of which $1,991,186 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $171,070 and $434,311, respectively.

         Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado. The Company accounted for the acquisition of ChoiceHealth by the purchase method as required by generally accepted accounting principles. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had annualized revenues of approximately $7.6 million (unaudited) based on actual revenues for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by $2.0 million from an advance under the Company's existing term loan credit facility with Chase Bank of Texas, National Association. The preliminary allocation of the purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $2,870,363, of which $2,691,354 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $724,369 and $1,594,732, respectively.

       Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. of Winter Park, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method as required by generally accepted accounting principles. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9 million for the nine months ended March 31, 1998 and, at May 31, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 was recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively. During the quarter ended May 31, 1999, the Company was awarded a post closing adjustment, net of tax effects, of $1,222,193. After the adjustment, the purchase price exceeded the fair value of FPM's tangible net assets by $21,096,948 of which $19,592,202 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,621,027, respectively.

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

The following schedule represents revenues and operating results for the nine months ended May 31, 1999 by operating subsidiary:

                                 (A)            (B)            (C)           (D)         (E)
                                              HORIZON                      MENTAL
                              HORIZON          MENTAL       SPECIALTY      HEALTH
                             BEHAVIORAL        HEALTH         REHAB       OUTCOMES,     SUPPORT     INTERCOMPANY
                              SERVICES       MANAGEMENT     MANAGEMENT      INC.        SERVICES    ELIMINATIONS    CONSOLIDATED
                            ------------    ------------   ------------   ----------  ------------  -------------   ------------
Revenues                    $ 35,067,372    $ 65,829,586   $  7,555,000   $  304,456  $    137,478  $          --   $108,893,892

Inter Company Revenues            47,937              --             --    1,317,321            --     (1,365,258)            --


Earnings before interest,
 taxes, depreciation and
 amortization (EBITDA)         2,204,632      15,424,698        584,873      166,247    (5,672,982)            --     12,707,468

(A) Horizon Behavioral Services consist of two divisions, Managed Care, located in the Orlando metropolitan area and the EAP/Employer Division located in the Philadelphia metropolitan area.
(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals in the United States.
(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals in the United States.
(D) Mental Health Outcomes, Inc. provides outcome information regarding the effectiveness of a provider's mental health programs.
(E) Support Services represents the National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.

                            SUMMARY STATISTICAL DATA

                                                AUGUST 31,    AUGUST 31,    AUGUST 31,  NOVEMBER 30,  FEBRUARY 28,     MAY 31,
                                                   1996          1997          1998         1998          1999          1999
                                                ----------    ----------    ----------  ------------   -----------    ---------
EAP AND MENTAL HEALTH SERVICES

Covered Lives                                     204,291       288,519     1,874,323     2,356,664     2,249,939     2,432,250


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                       163           181           161           155           156           155
Contract locations signed and unopened                 16            14            11            10             8             9
                                                ---------     ---------     ---------     ---------     ---------     ---------
Total contract locations                              179           195           172           165           164           164
                                                =========     =========     =========     =========     =========     =========

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                             156           166           149           139           142           144
Partial Hospitalization                                84           104           102            98            98            95
Outpatient                                             20            24            32            29            28            27
Home health                                            13            17            10            11            10             8
CQI + (under contract)                                 64            86            82            83            97           111

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                       144           197           189           179           180           182
Adult psychiatric                                      82            75            67            62            63            60
Substance abuse                                        20            10             8             8             6             5
Physical Rehabilitation                                22            20            20            20            23            23
Other                                                   5             9             9             8             6             4

                             RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 1998 and 1999, the percentage relationship to total net revenues of certain costs, expenses and income and the number of management contracts in operation at the end of each period.

                                                       THREE MONTHS          NINE MONTHS
                                                       ENDED MAY 31,         ENDED MAY 31,

                                                     1998        1999       1998       1999
                                                    -----       -----       -----      -----
Revenues:
Contract management revenues                         86.2%       67.4%       87.5%      67.1%
Premiums and fees                                    13.6        32.2        12.3       32.4
Other                                                  .2          .4          .2         .5
                                                    -----       -----       -----      -----

Total revenues                                      100.0       100.0       100.0      100.0

Operating revenues
   Salaries and benefits                             54.7        52.5        54.6       52.1
   Purchased services                                16.8        22.7        16.7       24.4
   Provision for (recovery of) bad debts              (.7)        1.5          .1         .2
   Depreciation and amortization                      2.6         3.1         2.4        3.0
   Other                                             12.4        11.6        11.7       11.7
                                                    -----       -----       -----      -----

Total operating expenses                             85.8        91.4        85.5       91.4
                                                    -----       -----       -----      -----

Operating income                                     14.2         8.6        14.5        8.6
                                                    -----       -----       -----      -----

Interest and other income(expenses), net              1.5         (.8)         .5        (.8)
                                                    -----       -----       -----      -----

Income before taxes                                  15.7         7.8        15.0        7.8

Income tax expense                                    6.2         3.1         6.0        3.1
                                                    -----       -----       -----      -----

Income before minority interest                       9.5         4.7         9.0        4.7

Minority interest                                      --          --          --         --
                                                    -----       -----       -----      -----

Net income                                            9.5%        4.7%        9.0%       4.7%
                                                    =====       =====       =====      =====

Number of contracts in operation, end of period       166         155         166        155

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1998

         Revenue. Revenues for the three months ended May 31, 1999, were $36.4 million representing an increase of $7.6 million, or 26.3%, as compared to revenues of $28.8 million for the corresponding period in the prior fiscal year. Premiums and Fees increased by $7.8 million as a result of the revenue recorded for FPM, ChoiceHealth and REACH. Horizon acquired 100% of the outstanding voting stock of FPM, ChoiceHealth and REACH effective June 1, 1998, October 5, 1998, and April 1, 1999, respectively. This increase in premiums and fees was offset by a $314,000 decrease in contract management revenue as compared to the corresponding period in the prior fiscal year. This decrease is due to the average number of contract locations in operation decreasing from
169.8 for the three months ended May 31, 1998, to 155.5 for the three months ended May 31, 1999, a decrease of 8.4%. However, same store sales for contract management revenues, that is contracts in operation for the entire quarter ended May 31, 1998 and May 31, 1999 increased $1,100,000 or 5.8%

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 1999 were $19.1 million representing an increase of $3.3 million, or 20.9%, as compared to salaries and benefits of $15.8 million for the three months ended May 31, 1998. Salaries and benefits increased by $2.7 million, $577,000, and $102,000 as a result of the acquisitions of FPM, ChoiceHealth, and REACH, respectively. Salary and benefits cost per full time equivalent for the three months ended May 31, 1999, were $14,720, representing an increase of $195 per full time equivalent, or 1.3% as compared to salary and benefits cost of $14,525 per full time equivalent for the three months ended May 31, 1998. This increase is offset by a decline in full time equivalents resulting from the 8.4% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 1999 were $1.1 million representing an increase of $367,000, or 48.5%, as compared to depreciation and amortization expenses of $757,000 for the corresponding period in the prior fiscal year. An increase of $145,000 is due to the amortization of goodwill of $19.6 million, $2.6 million, and $2.0 million resulting from the acquisitions of FPM, ChoiceHealth, and REACH, respectively. Amortization expense also increased $66,000 in relation to the value placed on the contracts of FPM, ChoiceHealth, and REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 1999 were $13.0 million representing an increase of $4.8 million or 58.5%, as compared to other operating expenses of $8.2 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $3.4 million increase in medical claims for behavioral managed care services for the three months ended May 31, 1999 as compared to the same period in the prior fiscal year as a result of the acquisition of FPM on June 1, 1998, ChoiceHealth on October 5, 1998, and REACH on April 1, 1999. Medical director stipends decreased $399,000 in the three months ended May 31, 1999. This decrease is a result of the decrease in the average number of contract locations in operation, from 169.8 for the three months ended May 31, 1998 to 155.5 for the three months ended May 31, 1999.

         Bad debt expense was $560,000 for the three months ended May 31, 1999, as compared to a recovery of bad debt expense of $196,000 for the three months ended May 31, 1998, an increase of $756,000. Bad debt expense increased $256,000 as a result of the untimely payment of claims against insurance carriers. In addition, bad debt expense increased $132,000 due to the contract termination of one client hospital. The remaining increase resulted from the untimely payments by client hospitals.

         Other operating expense was $4.2 million for the three months ended May 31, 1999 an increase of $600,000 or 16.7% as compared to $3.6 million for the three months ended May 31, 1998. Other operating expenses increased $993,000, $141,000, and $31,000 as a result of the acquisition of FPM, ChoiceHealth, and REACH, respectively.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended May 31, 1999 was a net expense of $287,000, as compared to interest income, interest expense and other income of $444,000 for the corresponding period in the prior fiscal year. This change results primarily from other income of $514,000, which relates to the final receipt of the rent obligation and the rent abatement for Mountain Crest Hospital during the prior fiscal year. The change also resulted from an increase in interest expense of $198,000 related to amounts borrowed under the credit facility for the acquisitions of FPM, ChoiceHealth, and REACH.

         Income Tax Expense. For the three month period ended May 31, 1999, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.8%. For the three month period ended May 31, 1998, the Company recorded federal and state income taxes of $1.8 million resulting in a combined tax rate of 39.7%.

NINE MONTHS ENDED MAY 31, 1999 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1998

         Revenue. Revenues for the nine months ended May 31, 1999 were $108.9 million representing an increase of $21.3 million, or 24.4%, as compared to revenues of $87.6 million for the corresponding period in the prior fiscal year. Premiums and fees increased by $24.6 million as a result of the revenue recorded for Acorn, FPM, ChoiceHealth, and REACH. Horizon acquired 100% of the outstanding voting stock of Acorn, FPM, ChoiceHealth, and REACH effective November 1, 1997, June 1, 1998, October 5, 1998, and April 1, 1999,
respectively. The increase in premiums and fees was offset by a $3.6 million decrease in contract management revenue as compared to the corresponding period in the prior fiscal year. This decrease is due to the average number of contract locations in operation decreasing from 175.5 for the nine months ended May 31, 1998, to 156.4 for the nine months ended May 31, 1999, a decrease of 10.9%. However, same store sales for contract management revenues, that is contracts in operation for an entire quarter in both the current fiscal year and prior fiscal year, increased for the nine months ended May 31, 1999. The average quarterly increase for the quarters ended November 30, 1998, February 28, 1999, and May 31, 1999 was $774,000 or 4.0%.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 1999 were $56.7 million representing an increase of $8.9 million, or 18.6%, as compared to salaries and benefits of $47.8 million for the nine months ended May 31, 1998. Salaries and benefits increased by $8.2 million, $1.5 million, and $102,000, as a result of the acquisitions of FPM, ChoiceHealth, and REACH, respectively. Salary and benefits cost per full time equivalent for the nine months ended May 31, 1999, were $44,118 representing an increase of $900 per full time equivalent, or 2.1% as compared to salary and benefits cost of $43,218 per full time equivalent for the nine months ended May 31, 1998. These increases are offset by a decline in full time equivalents resulting from the 10.9% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 1999 were $3.3 million representing an increase of $1.2 million, or 56.9%, as compared to depreciation and amortization expenses of $2.1 million for the corresponding period in the prior fiscal year. An increase of $460,000 is due to the amortization of goodwill of $19.6 million, $9.3 million, $2.6 million, $702,000, and $2.0 million resulting from the acquisitions of FPM, Acorn, ChoiceHealth, PPS, and REACH respectively. Amortization expense also increased $281,000 in relation to the value placed on the contracts of Acorn, PPS, FPM, ChoiceHealth, and REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 1999 were $39.4 million representing an increase of $14.5 million or 68.2%, as compared to other operating expenses of $24.9 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Purchased services included a $12.1 million increase in medical claims for behavioral managed care services for the nine months ended May 31, 1999 as compared to the same period in the prior fiscal year as a result of the acquisition of Acorn, FPM, ChoiceHealth and REACH, on November 1, 1997, June 1, 1998, October 5, 1998, and April 1, 1999, respectively. Medical director stipends decreased $826,000 in the nine months ended May 31, 1999. This decrease is a result of the decrease in the average number of contract locations in operation, from 175.5 for the nine months ended May 31, 1998 to
156.4 for the nine months ended May 31, 1999.

         Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $1.9 million, for the nine months ended May 31, 1999, as compared to $85,000 for the nine months ended May 31, 1998, an increase of $1.8 million. Bad debt expense increased $596,000 as a result of the acquisition of FPM, ChoiceHealth, REACH, and Acorn, on June 1, 1998, October 5, 1998, April 1, 1999, and November 1, 1997. Of this increase $368,000 resulted from the untimely payment of claims against insurance carriers. In addition, bad debt expense increased $334,000 due to the declaration of bankruptcy of one client hospital and $334,000 due to the contract termination of two other client hospitals. The remaining increase resulted from the untimely payments of client hospitals.

         Other operating expense was $12.7 million for the nine months ended May 31, 1999, an increase of $2.5 million or 24.5% as compared to $10.2 million for the nine months ended May 31, 1998. Other operating expenses increased $2.3 million, $366,000, and $31,000 as a result of the acquisition of FPM, ChoiceHealth, and REACH, respectively.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the nine months ended May 31, 1999 was a net expense of $914,000, as compared to interest income, interest expense and other income of $426,000 for the corresponding period in the prior fiscal year. This change results primarily from other income of $514,000, which relates to the final receipt of the rent obligation and the rent abatement for Mountain Crest Hospital during the prior fiscal year. The change also resulted from an increase in interest expense of $734,000 related to amounts borrowed under the credit facility for the acquisitions of FPM, ChoiceHealth, and REACH.

         Income Tax Expense. For the nine month period ended May 31, 1999, the Company recorded federal and state income taxes of $3.4 million resulting in a combined tax rate of 39.7%. For the nine month period ended May 31, 1998, the Company recorded federal and state income taxes of $5.3 million resulting in a combined tax rate of 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At May 31, 1999, the term loan facility had $21.5 million outstanding against the now $30.5 million term loan facility.

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

         The Company is the borrower under the Credit Facility, which is unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Advance Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Once a drawdown is made under the Advance Term Loan Facility, the commitment thereunder will be reduced by the amount funded. Amounts outstanding under the Advance Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999).

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

         The Company is also subject to a provision requiring a prepayment of a portion of the outstanding advance term loan balance. If the aggregate outstanding principal amount of the term loans equals or exceeds $15 million as of the date ninety days after the end of a fiscal year, then the Company is required to prepay the term loans in an amount equal to 50% of the excess cash flow (as defined in the credit agreement) calculated for the fiscal year then most recently ended based on the audited financial statements of the Company. The Company will be subject to an excess cash flow prepayment requirement of approximately $4.6 million for fiscal year 1999, of which all but approximately $500,000 has been paid as of June 7, 1999.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock. As of May 31, 1999, the Company had repurchased 603,000 shares of its common stock, of which 162,778 has been reissued pursuant to the exercise of certain stock options. As a result of this amendment a limit of $10 million for cumulative acquisitions was imposed for the period of September 30, 1998 through August 31, 1999.

         Effective September 1996, the Company entered into a lease agreement with a term of five years for a building, which had been constructed, to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term in September 2001 if either the building is not sold to a third party or the Company does not extend its lease.

         The Company believes that its future cash flows from operations, cash of $1.3 million at May 31, 1999, and $10.0 million currently available under the revolving credit facility will be sufficient to cover all cash requirements over the next twelve months, including estimated capital expenditures of $800,000, and scheduled repayments of term loan debt of approximately $4.0 million. The Company is likely to require additional capital to fund any further acquisitions, $6.0 million of which is available under the current acquisition line through August 31, 1999, and $9.0 million which will be available thereafter.

         Recent amendments to the Medicare statutes provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare, but not earlier than January 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change will adversely affect the ability of the Company to obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         Revenues from partial hospitalization services were $15.6 million, or 21.4% of total contract management revenues for the nine months ended May 31, 1999. Of the Company's 164 management contracts at May 31, 1999, 115 contracts or 70.1% of the contracts include partial hospitalization services. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.0 million or more annually.

         Effective October 5, 1998, the Company acquired all the outstanding capital stock of ChoiceHealth for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the term loan facility.

         Effective April 1, 1999, the Company acquired all the outstanding capital stock of REACH for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the term loan facility.

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of May 31, 1999, it had completed approximately 75% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 25% of the initiatives are in process and are expected to be completed by December 31, 1999.


                      YEAR 2000 INITIATIVE                            TIME PERIOD             PERCENT COMPLETE
      Initial IT systems identification and assessment     April 1998 to July 1999                   99%

      Remediation and testing of IT systems                July 1998 to September 1999               75%

      Identification and assessment of non-IT systems      September 1998 to August 1999             65%

      Remediation and testing of non-IT systems            April 1999 to December 1999                5%

         The Company is beginning assessment of the Year 2000 readiness of its suppliers. Such assessment will include hardware, software and service suppliers. The Company expects to complete its assessment of suppliers' Year 2000 readiness by September 1999. The Company is beginning assessment of the Year 2000 readiness of its customers. Such assessment will include contacting significant customers regarding their state of Year 2000 readiness. The Company expects to complete its assessment of customers' Year 2000 readiness by September 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $150,000, which expenditures will be funded from operating cash flows. All of the $150,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such an amount would represent an immaterial percentage of the Company's total actual and anticipated IT expenditures for fiscal 1998 and 1999. As of May 31, 1999, the Company had incurred costs of approximately $75,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

         The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worse case scenario, and such scenario has not yet been clearly identified. The Company plans to complete such cost analysis and contingency planning by August 1999.

         The costs of the Company's Year 2000 identification, assessment, remediation and testing efforts and the date by which the Company believes it will complete such efforts are based upon management's best estimates, which are derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. However, there can be no assurance that these estimates will prove to be accurate and actual results could differ materially from those currently anticipated. Specific factors that might cause such material differences include but are not limited to the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology, and similar uncertainties.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management, EAP or managed care contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory provisions relating to mental health or physical rehabilitation services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

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

         At May 31, 1999, the Company had approximately $21.5 million of debt obligations outstanding with variable interest rates with a weighted average interest rate of 6.047%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 1999, would change interest expense by approximately $130,000 annually. This would be funded out of cash flows from operations, which were $5.6 million for the nine months ended May 31, 1999.

                          PART II - OTHER INFORMATION

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

27.1 Financial Data Schedule for the Nine Months Ended May 31, 1999 (filed herewith).

    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 8, 1999

                                         HORIZON HEALTH CORPORATION

                                     BY:      /S/ JAMES W. MCATEE
                                        ----------------------------------------
                                                 JAMES W. MCATEE
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER, AND
                                               PRINCIPAL FINANCIAL OFFICER

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

27.1 Financial Data Schedule for the Nine Months Ended May 31, 1999 (filed herewith).