Form 10-K
period 1999-08-31
HORIZON HEALTH CORP /DE/
filed 1999-11-05
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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

                               Title of each class
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [x]                No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 4, 1999 there were 6,658,828 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $30,641,895. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 21, 2000.

                                TABLE OF CONTENTS


                           HORIZON HEALTH CORPORATION


PART I                                                                                                    PAGE

         Item 1.           Business ..................................................................     3

         Item 2.           Properties ................................................................     20

         Item 3.           Legal Proceedings .........................................................     20

         Item 4.           Submission of Matters to a Vote of Security Holders .......................     21


PART II

         Item 5.           Market for the Company's Common Equity
                           and Related Stockholder Matters ...........................................     23

         Item 6.           Selected Financial Data ...................................................     24

         Item 7.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations .......................................     27

         Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ................     39

         Item 8.           Financial Statements and Supplementary Data ...............................     39

         Item 9.           Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure .......................................     39


PART III

         Item 10.          Directors and Executive Officers of the Registrant ........................     40

         Item 11.          Executive Compensation ....................................................     40

         Item 12.          Security Ownership of Certain Beneficial Owners and Management ............     40

         Item 13.          Certain Relationships and Related Transactions ............................     40



PART IV

         Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..........     41


PART 1


ITEM 1.  BUSINESS


         Unless the context otherwise requires, when used herein the term "Company" refers to Horizon Health Corporation, formerly known as Horizon Mental Health Management, Inc., and its subsidiaries.


GENERAL

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations, and a leading contract manager of clinical programs offered by general acute care hospitals in the United States. The Company has grown through acquisitions, as well as internally, increasing both the variety of its treatment programs and services and the number of its contracts. As of August 31, 1999, the Company had 272 contracts to provide EAP and managed mental health services covering over
2.4 million lives. Over the last seven years, the Company has increased its management contracts from 43 to a total of 153 as of August 31, 1999 and currently has contract locations in 34 states. Of its management contracts, 128 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 1999 the Company provided outcome measurement services at 106 contract locations. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health treatment programs for general acute care hospitals in 1981.

         The Company's strategy is to enhance its position as the leader in the contract management of mental health treatment programs and to further expand the range of services which it offers to its client hospitals to include other clinical and related services and programs. A significant challenge in obtaining clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals by marketing its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services. Its management contracts increasingly cover multiple services. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically-sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members.

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

         See Note 12 to the Consolidated Financial Statements of the Company included herein for certain financial information regarding industry segments of the Company.

         MENTAL HEALTH SERVICES

         The Company believes that there continues to be substantial opportunities to provide mental health contract management services to general acute care hospitals in the United States. A major shift in the delivery of mental health services is occurring as payors are increasingly using managed care methods to review and require pre-approval for mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the demands of managed care companies and other third-party payors. The Company also believes that it costs general acute care hospitals less to provide inpatient and partial hospitalization mental health services than it costs freestanding psychiatric hospitals in part due to the ability of acute care hospitals to utilize excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical care on-site and in a more cost effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals which are not presently eligible.

         The Company believes that, due to the increasing emphasis on cost-effective treatment, significant demand exists for a complete continuum of mental health services. In response to this demand, it has expanded the mental health programs it manages to include partial hospitalization (or day treatment), outpatient treatment, short-term crisis intervention and residential treatment as alternatives and complements to inpatient care. The Company believes it is uniquely positioned to capitalize on the increased demand for mental health contract management services as a result of its ability to provide a full continuum of mental health services, its proprietary quality and outcomes measurement system and its demonstrated industry expertise. In addition, the Company believes its position as the leading contract manager of mental health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate accounting and administrative functions.

         The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 1999, 72.4% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain recently enacted caps on reimbursement amounts, the Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization and home health services that permit the patient to be treated in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below.

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

         Amendments to the Medicare regulations in 1997, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The regulations established a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services, for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to adjustments based on market indices. The reimbursement amounts were raised to $11,100 and $20,129 respectively for Medicare fiscal years beginning October 1, 1999 and later. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations, subject to certain adjustments. The 1997 limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee and in other cases has resulted in the termination or nonrenewal of the management contract. Seven fewer contracts were signed by the Company and the direct operating margin of the Company's mental health contracts has decreased approximately six percentage points for the fiscal year ended August 31, 1999 as compared to the fiscal year ended August 31, 1998.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare. Thereafter, reimbursement for partial hospitalization services will be based on the Medicare outpatient prospective payment system and will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services and therefore cause lower fees to be paid to the Company under contracts for partial hospitalization services.

         Revenues from partial hospitalization services were $20.5 million or 20.9% of total contract management revenue for the year ended August 31, 1999. Of the Company's 153 management contracts at August 31, 1999, 103 or 67.3% of the contracts include partial hospitalization services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income by $5 million or more annually.

         CQI+ OUTCOMES MEASUREMENT SYSTEM

         The Company has developed and markets a proprietary mental health outcome measurement system. The CQI+ Outcomes Measurement System, (the "CQI+ System") provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the care provided, and to market such programs to patients and providers. When included with contract management services, it provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. In addition, the Company provides outcome measurement services to acute care hospital based programs, free-standing psychiatric hospitals, community mental health centers, residential treatment centers and outpatient clinics. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), as part of its hospital accreditation process, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures. Each year, the requirements for the number of measures will increase. The Company's CQI+ System has met the initial criteria for inclusion in the accreditation process and is included on JCAHO's list of acceptable systems. The Company is committed to meeting the requirements as established by JCAHO. Since developing the CQI+ System over four years ago, the Company has compiled a database containing outcome measurement data on over 32,000 patients. With the growth of managed care and the JCAHO accreditation requirement, the Company believes that its CQI+ System will become an important component of the mental health services it provides.

         PSYCHSCOPE OUTCOMES DATABASE SERVICES

         The Company developed and began to market in fiscal 1999 PsychScope Outcomes Database Services, which are based on outcomes measurement data collected from over 32,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers, contract research organizations, and research based teaching universities to access information on the clinical treatment of patients in hospital based behavioral health programs across the U.S. PsychScope Services can be accessed by customers as either standard quarterly reports by diagnosis which track and trend key variables such as drug usage, patient health status, severity of illness, patient functioning, and symptoms, or as custom research studies which are completely customer driven. PsychScope Services support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive pharmaceutical market.

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

         Recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period beginning October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on the Medicare prospective payment system utilizing a fixed reimbursement amount for specified diagnoses could lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
         PROGRAMS

         The Company is a provider of mental health managed care, utilization management and employee assistance programs (EAP). The Company provides a client employer with quality, cost-effective programs for administration and management of behavioral health and substance abuse services. The Company also maintains extensive involvement on a national level in the at-risk management of mental health services under employer plans and commercial programs. Beginning with the acquisition of Florida Professional Psychological Services, Inc. ("Florida PPS"), in August 1996, and continuing with the acquisitions of Acorn Behavioral Health Care Management Corporation ("Acorn"), Inc. in October 1997, and FPM Behavioral Health, Inc. ("FPM") in June 1998, the Company expanded its services to include provision of full risk, capitated managed care mental health services for health maintenance organizations ("HMOs") and self-insured employers and the operation of employee assistance programs for employers. The Company further expanded its services in this area with the acquisitions of ChoiceHealth, Inc. and Resources in Employee Assistance and Corporate Health, Inc., effective October 5, 1998 and April 1, 1999, respectively.

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

SERVICES

         MENTAL HEALTH SERVICES

         The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 128 of the Company's 153 management contracts at August 31, 1999.

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

         CQI+ OUTCOMES MEASUREMENT SYSTEM

         The Company began offering its CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for the clinical staff to evaluate the clinical effectiveness of treatment programs and to make adjustments in the programs in order to improve quality and appropriateness of care. In addition, the CQI+ System enables client hospitals to demonstrate to third-party payors the effectiveness of the treatment programs and provides a valuable tool to the hospital in marketing to patients and providers. The CQI+ System also assists the hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs. JCAHO, as part of its accreditation process, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures. Each year, the requirements for the number of measures and the percentage of the population will increase. The Company's CQI+ System has met the initial criteria for inclusion in the accreditation process and is included on

JCAHO's list of acceptable systems. The Company is committed to meeting future requirements as established by JCAHO. At August 31, 1999, 69 of the Company's management contracts included the CQI+ System and there were 37 stand-alone CQI+ contracts. The CQI+ System provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals.

         Since offering CQI+ System, the Company has compiled a database containing outcome measurement data on over 32,000 patients. Sample data is collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. PricewaterhouseCoopers LLP provides a periodic written examination of the CQI+ System to insure that stated data sampling and analytical procedures are followed and that the data collection process adheres to the Company's procedures and patient and client confidentiality policies. Each client is provided a copy of the attestation report.

         PSYCHSCOPE OUTCOMES DATABASE SERVICES

         The Company developed and began to market in fiscal 1999 PsychScope Outcomes Database Services, which are based on outcomes measurement data collected from over 32,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers, contract research organizations, and research based teaching universities to access information on the clinical treatment of patients in hospital based behavioral health programs across the U.S. PsychScope services are sold to customers in two different service package offerings. The first offering allows customers to purchase standard quarterly reports which report key variables such as drug usage, patient health status, severity of illness, patient functioning, and symptoms by either diagnosis or drug class. This service allows customers the opportunity to track and trend the data over time for use in marketing projects and clinical research. The second PsychScope offering allows customers to design retrospective and prospective research studies using the PsychScope database. This offering is used to support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive pharmaceutical market. Due to the U.S. launches of several new psychiatric drugs, the psychiatric database services market is expected to grow significantly.

         PHYSICAL REHABILITATION SERVICES

         The Company provides contract management for a broad range of physical rehabilitation programs including (i) acute physical medicine and rehabilitation, (ii) subacute physical therapy and rehabilitation, and (iii) outpatient rehabilitation. Physical rehabilitation services represented 25 of the Company's 153 management contracts at August 31, 1999.

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

         Outpatient Rehabilitation. Outpatient rehabilitation serves as an adjunct to inpatient physical therapy and rehabilitation programs at the acute and/or sub-acute levels. The program provides the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury.

         Cardiac Rehabilitation. The Company manages cardiac rehabilitation programs for general hospitals. Today, an aging population and increased incidence of heart disease in both men and women combine to make cardiac services an essential part of the health care continuum. The Company's Cardiac Rehabilitation program is based on a comprehensive approach to helping individuals with heart disease reach their optimum level of functioning through a program of monitored progressive physical activity, risk factor modification, education, and psychological support. The programs with congenital heart disease, as well as individuals who are recovering from a heart attack, angina pectoris, heart transplant, angioplasty, pacemaker implantation, and cardiovascular, coronary bypass, or valve surgery.

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
         PROGRAMS

The Company began offering mental health care services to HMOs and employee assistance programs to self-insured employers with the acquisition of Florida PPS in 1996 and continuing with the acquisitions of Acorn in October 1997 and FPM in June 1998. During fiscal year 1999, the Company expanded its services in this area by acquiring ChoiceHealth and REACH on October 5, 1998 and April 1, 1999, respectively. As of August 31, 1999, the Company provided EAP and managed mental health care services for approximately 2,420,174 total members of various health plans with which it had contracted. The Company contracts with HMOs to provide the mental health care component of the general health plans offered by such entities. The contracts are on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan. The mental health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. In addition, the Company operates nine clinics within the state of Florida which perform related services. The Company reimburses the independent professionals and institutions on a discounted fee-for-service basis.

         The Company utilizes a specialized network of contract providers to operate employee assistance programs for employers. Many of the providers in the managed care network also participate in the EAP network. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have four to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. Often the employee is referred by the employer after observing a change in work performance. The Company frequently provides training to employer personnel for identifying troubled employees. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company is paid a set fee per month per employee for its services.

OPERATIONS

         GENERAL

         The Company operates its mental health management contract business through a regional structure with offices in the Chicago, Dallas, Los Angeles and Tampa metropolitan areas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the four regional offices is staffed to have the capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to ten mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. Presently, the Company's physical rehabilitation management contracts are operated in the same manner out of its Dallas office with plans to develop a comparable regional structure as it expands that area of its operations.

         At August 31, 1999, the Company had approximately 1,007 program employees at its contract locations and approximately 170 employees at its regional and national support center offices.

         The Company develops and operates its outcomes measurement system primarily out of its Dallas office. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database from which reports are developed, reviewed and analyzed by the CQI+ System staff of 23 employees.

         During fiscal year 1998, the Company combined its three managed care subsidiaries (Florida PPS, Acorn, and FPM Behavioral Health) into Horizon Behavioral Services to promote a national integrated organization. Under the new operating structure, the Company's managed care business is centered in Orlando, Florida, and the EAP/Employer business is centered in the Philadelphia metropolitan area.

         The Company's managed care operations have 57 licensed clinicians providing services in the nine clinic locations in Florida, an additional 193 employees working in administrative and clinical management positions, and has provider network contracts with approximately 5,160 providers and facilities.

         There are 49 employees located in the Philadelphia office. The EAP network has contracts with approximately 11,500 individual providers located in all 50 states.

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

         Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1997, 1998 and 1999, the Company had successfully retained 78%, 73% and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes that among the most frequent reasons why the client hospitals do not renew a contract is that they desire to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 1999, the Company refunded approximately $295,718 of its fees in relation to these denials.

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

         Program Staffing

         Each mental health program has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a clinical assessment coordinator and additional social workers or therapists as needed. Each physical rehabilitation program generally has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director generally has a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are usually employees of the Company. At August 31, 1999, the Company had an average of seven employees per contract location.

         Program Marketing

         Because the treatment programs managed by the Company are offered by general acute care hospitals, most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Each contract location has a community relations coordinator who works with a development committee consisting of Company and hospital personnel to educate prospective referral sources. The outreach coordinator informs physicians and other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital. The community relations coordinator also designs and offers community educational programs regarding various health issues.

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

         Contract Locations

         At August 31, 1999, the Company had a total of 153 management contracts with general acute care hospitals located in 34 states, as shown below:

                                         NUMBER OF
                      STATE              CONTRACTS
                      -----              ---------
             Alabama...................      2
             Arizona...................      4
             Arkansas..................     11
             California................     18
             Colorado..................      1
             Connecticut...............      2
             Florida...................      8
             Georgia...................      6
             Illinois..................      6
             Indiana...................      2
             Iowa......................      2
             Kansas....................      1
             Kentucky..................      4
             Louisiana.................      1
             Maryland..................      1
             Massachusetts.............      7
             Michigan..................      6
             Mississippi...............      2
             Missouri..................      5
             Nebraska..................      1
             Nevada....................      2
             New Jersey................      5
             New York..................      5
             North Carolina............      4
             Ohio......................      7
             Oklahoma..................      3
             Oregon....................      1
             Pennsylvania..............     10
             South Carolina............      2
             South Dakota .............      1
             Tennessee.................      9
             Texas.....................      8
             Washington................      4
             Wisconsin.................      2



         Client Hospitals

         The Company's clients are primarily small to medium sized hospitals and include some large tertiary care hospitals. At August 31, 1999, 40.5% of the Company's management contracts were with proprietary hospitals. The remainder are with primarily community not-for-profit hospitals.


MANAGED CARE AND EMPLOYEE ASSISTANCE CONTRACTS

         The Company delivers its EAP and managed care services through provider networks as well as through employees and clinics in the Jacksonville, Orlando and Tampa/St. Petersburg areas. Claims processing is currently done at the Philadelphia and Orlando locations. The Company intends to consolidate all claims processing to the Orlando location during fiscal year 2000.

SALES AND MARKETING

         At August 31, 1999, the Company's subsidiary Horizon Mental Health Management employed six full-time Vice Presidents of Development and two Senior Vice Presidents of Development for mental health and physical rehabilitation management contracts. The Company compiles information from numerous databases to identify prospective clients. The Company has developed profiles of over 6,500 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation, employee assistance or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A vice president of development, who typically acts as the point person on the sales team for such region, directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time a Senior Vice President of Development will assist the Vice President of

Development and will sometimes assume the role of point person for the sales effort and, in addition, will generally become involved at the end of the sales process and negotiate the final terms of the management contract. The Company believes it can increase sales of rehabilitation management contracts by applying its expertise in winning mental health management contracts to the solicitation of rehabilitation management contracts. In addition, the Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

         The subsidiary Mental Health Outcomes ("MHO") markets the CQI+ Outcomes Measurement System to 1,700 medical/surgical hospitals with psychiatric inpatient units and 300 free-standing psychiatric hospitals nationwide and PsychScope Outcomes Database Services to pharmaceutical companies contract research organizations, and research based teaching universities. MHO employs a full-time Director of Market Development and Manager of Market Development who market the CQI+ System to hospitals through understanding psychiatric unit outcomes measurement needs and application of the most compatible CQI+ System module. MHO also contracts for telemarketing assistance to support initial "cold" calling to prospective customers. In addition, CQI+ is marketed as an "add-on" service to the contract managed psychiatric programs provided by Horizon Mental Health Management through efforts of the seven Vice Presidents of Development. MHO also employs a full-time Director of Market Development who markets PsychScope services by providing decision support expertise to researchers and pharmaceutical marketers.

         The subsidiary Horizon Behavioral Services markets employee assistance programs and managed behavioral health programs to employers and HMO's nationwide. HBS employs a full-time Vice President of Sales and five Regional Directors of Sales and Development to market both the EAP and managed behavioral health services. The HBS sales staff markets the EAP to employers by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP model. In addition, EAP services are marketed by the eight Horizon Mental Health Management Vice Presidents of Development to hospitals as a benefit for their employees. The HBS sales staff markets the managed behavioral health care services to HMOs who wish to outsource management of the behavioral health benefit to an experienced provider.

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

         The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract therapy companies for the services of physical, occupational and speech therapists. These specialists are in limited supply and there can be no assurance that the Company will be able to attract a sufficient number of therapists for its growing needs.

         The behavioral health care marketplace includes two large national providers (Magellan Health Services and Value Options) who control a dominant share of the market. The rest of the market consists of other organizations from medium size regional operations to very small local providers in the EAP business. The primary factor affecting competition in the EAP business is the range of services provided. In addition, quality of service and price are also of importance to EAP customers. Price is the primary factor in obtaining additional managed care customers. All companies involved in behavioral health care must plan to overcome obstacles related to increased customer and government scrutiny. Customers require sophisticated data that provides information regarding clinical outcomes, patient and provider satisfaction, and administrative performance information. National Committee for Quality Assurance ("NCQA") accreditation is also becoming a necessary element for behavioral health care companies and is essential in competing with large national providers. The Company is actively pursuing NCQA accreditation in fiscal year 2000.

GOVERNMENT REGULATION

         The Company's business is affected by federal, state and local laws and regulations concerning, among other matters, mental health and physical rehabilitation facilities and reimbursement for mental health and physical rehabilitation services. These regulations impact the development and operation of mental health and physical rehabilitation programs managed by the Company for its client hospitals. Licensing, certification, reimbursement and other applicable government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the mental health or physical rehabilitation sectors.

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

         MEDICARE AND MEDICAID; REIMBURSEMENT FOR SERVICES

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. While fees paid to the Company by its client hospitals are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment, or its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, any changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's client hospitals and, in turn, on the Company.

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

         The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided in Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C. u 1395c et seq.) is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. u 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B. In addition, the 1997 Balanced Budget Act added a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

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

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals which qualify for an exemption are deemed to be Distinct Part Units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered. At August 31, 1999, of the 228 mental health treatment programs managed by the Company, 165 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare. Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The regulations established a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation service, for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to adjustments based on market indices and on costs for other similar units. The reimbursement amounts were raised to $11,100 and $20,129, respectively for Medicare fiscal years beginning October 1, 1999, and later. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in termination or nonrenewal of the management contract. As a result of these limitations, seven fewer contracts were signed by the Company and the direct operating margin of the Company's mental health contracts has decreased approximately six percentage points for the fiscal year ended August 31, 1999 as compared to the fiscal year ended August 31, 1998.

         Qualified outpatient rehabilitation services are exempt from the Prospective Payment System. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from the Prospective Payment System, generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under the Prospective Payment System and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a cost-based reimbursement system. As of August 31, 1999, 21 of the Company's managed physical rehabilitation programs were exempt from the Prospective Payment System. The remaining four programs will apply for exemption as soon as they are eligible. A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on the Prospective Payment System could significantly lower Medicare reimbursements to hospitals and thus have a material adverse effect on the business, operations and financial results of the Company.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 1999, the Company refunded approximately $295,718 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation could adversely affect the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

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

         Medicare regulations limit reimbursement for mental health, physical rehabilitation and other health care charges paid to related parties. A party is considered "related" to a provider if it is deemed to be controlled by the provider. One test for determining control for this purpose is whether the percentage of the total revenues of the party received from services rendered to the provider is so high that it effectively constitutes control. Although the Company believes that it does not receive sufficient revenues from any customer that would make it a related party, it is possible that such regulations could limit the number of management contracts that the Company could have with a particular client.

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

         The Medicare and Medicaid anti-kickback statute, 42 U.S.C. Section 1320a-7b, prohibits the knowing and willful solicitation or receipt of any remuneration "in return for" referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration "to induce" a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors.

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

         Additionally, the Health Insurance Portability and Accountability Act of 1996 granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

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

EMPLOYEES

         At August 31, 1999, the Company employed 1,491 people, including 1,152 full-time employees, 301 part-time employees, and 38 temporary employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 1999, the Company had administrative services contracts with 202 physicians to serve as medical directors for clinical programs managed by the Company.

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

ITEM 2.  PROPERTIES

         The Company leases a building consisting of approximately 40,000 square feet for its National Support Center in Lewisville, Texas under a lease term expiring on September 26, 2001. In addition, for its contract management business the Company leases an aggregate of 7,211 square feet of space for three regional offices in the Chicago, Los Angeles and Tampa metropolitan areas, with lease terms expiring from January 2000 to April 2001. Except for one partial hospitalization program operating in approximately 3,150 square feet of space, the space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

         For its managed behavioral health care services and employee assistance programs, the Company leases approximately 53,549 square feet of office space primarily in the Orlando, Philadelphia, and Denver metropolitan areas, with small offices in Phoenix, AZ, Morgantown, WV, and Stow, MA, under lease terms expiring from April 2000 to October 2004. In addition, the Company leases approximately 29,393 square feet in various locations throughout the state of Florida with lease terms expiring from November 1999 to May 2003 for its managed behavioral health care clinical operations.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any pending claims are material, there can be no assurance that the Company's insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim which is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


         NAME                        AGE                    POSITION
         ----                        ---                    --------
         James W. McAtee...........  54        President, Chief Executive Officer, Secretary and Director
         Ronald C. Drabik..........  53        Senior Vice President - Finance and Administration and Treasurer
         Linda A. Laitner..........  51        Senior Vice President - Operations
         David S. Tingue...........  44        Senior Vice President - Marketing
         David K. White, Ph.D. ....  43        Senior Vice President - Operations
         Frank J. Baumann..........  40        Senior Vice President - Operations

         James W. McAtee has been President and Chief Executive Officer of the Company since November 1, 1998. He has been Secretary of the Company since September 1990 and has been a director of the Company since July 1995. He formerly served as Chief Financial Officer and Treasurer from September 1990 to July 1999. He was Executive Vice President - Finance & Administration of the Company from February 1992 to October 1998 and was a Senior Vice President of the Company from September 1990 to February 1992.

         Ronald C. Drabik has been Senior Vice President - Finance and Administration and Treasurer since July 12, 1999. He was previously Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Cuno, Inc., a multinational manufacturer of filtration products, from 1996 to 1999. He was previously Vice President Finance for Acme Cleveland, a multinational manufacturer of telecommunications and electronic products, from 1995 to 1996. He also served as President and CEO of Met-Coil Systems Corp., a machine tool manufacturer, from 1993 to 1995.

         Linda A. Laitner has been Senior Vice President - Operations since November 1, 1998. She has been President - Horizon Behavioral Services since February 1998. She was previously Vice President Operations Government Programs for CMG Health, a national managed behavioral healthcare organization, from January 1997 to January 1998. She also served as Vice President Operations - Implementation for CMG Health from January 1994 to January 1997 and as a Regional Vice President from January 1993 to 1994.

         David S. Tingue has been Senior Vice President - Marketing since November 1, 1998. He has been President - Mental Health Outcomes since October 1997. He formerly served as Executive Vice President, Marketing from July 1998 to October 1998. He was previously Vice President Operations for SDMS Inc, a consulting and service company focusing on disease and population management in the managed healthcare marketplace, from January 1997 to September 1997. He also served as Vice President, Strategic Planning for SDMS from March 1996 to December 1996 and Vice President, Marketing from July 1994 to March 1996. Prior to this, he was a Regional Business Director for Zeneca Pharmaceuticals, a United Kingdom based healthcare company, from September 1992 to June 1994.

         David K. White, Ph.D. has been Senior Vice President - Operations since November 1, 1998. He formerly served as Executive Vice President - Operations from February 1998 to October 1998. He was a Regional Vice President from September 1996 to January 1998. He also served as a Regional Director of Operations from April 1995 to August 1996. He was President and Chief Executive Officer of Charles River Health Management, Inc., a contract management company focusing on the public and private sector, from December 1990 to November 1994.

         Frank J. Baumann has been Senior Vice President - Operations since March 22, 1999. He has been President - Specialty Rehab Management since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a free-standing psychiatric hospital, from August 1994 to November 1996.

         Officers of the Company are elected by the Board of Directors of the Company and serve at the pleasure of the Board of Directors until their respective successors are elected and qualified.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HORC".

         The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                                                  High                   Low
                                                                                  ----                   ---
FISCAL YEAR ENDED AUGUST 31, 1999:
    June 1, 1999 - August 31, 1999 .........................................     $ 7.75                $ 6.38
    March 1, 1999 - May 31, 1999 ...........................................       8.00                  6.00
    December 1, 1998 -- February 28, 1998 ..................................       8.19                  5.16
    September 1, 1998 -- November 30, 1998 .................................       9.13                  5.63

FISCAL YEAR ENDED AUGUST 31, 1998:
    June 1, 1998 -- August 31, 1999 ........................................      19.00                  4.50
    March 1, 1998 -- May 31, 1999 ..........................................      24.63                 17.25
    December 1, 1997 -- February 28, 1998 ..................................      23.75                 19.00
    September 1, 1997 -- November 30, 1997 .................................      29.13                 20.50

         As of November 3, 1999, there were 40 stockholders of record of the Common Stock of the Company.

         The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain future earnings for use in the expansion and operation of its business. Future borrowings may limit the Company's ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

         The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1999, 1998 and 1997, and at August 31, 1999 and August 31, 1998, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1996 and 1995, and at August 31, 1997, 1996 and 1995, are derived from the audited consolidated financial statements of the Company not included herein. Effective August 11, 1997, Horizon acquired Specialty Healthcare Management, Inc. ("Specialty") in a share exchange transaction with the stockholders of Specialty which was accounted for as a pooling of interests. The Consolidated Financial Statements of the Company give effect to the Specialty exchange by combining (a) the financial statements of Horizon for the years ended August 31, 1996 and 1995 with the financial statements of Specialty for the years ended December 31, 1996 and 1995 and (b) the results of operations of Horizon for the year ended August 31, 1997 with the results of operations of Specialty for the twelve month period ended August 31, 1997, in each case on a pooling of interests basis. Specialty was a division of National Medical Enterprises, Inc. during the year ended December 31, 1994. The operations of Specialty for the four month period ended December 31, 1996 resulting in net revenues and net income of $10.8 million and $849,000, respectively, have been included in the restated statement of operations for both the year ended August 31, 1997 and the year ended August 31, 1996. The effect of including Specialty's net income for the four months in both periods is eliminated in stockholders' equity in the Consolidated Financial Statements of the Company. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                     FISCAL YEAR ENDED AUGUST 31,
                                                       ------------------------------------------------------
                                                         1999                  1998                   1997
                                                       ---------             ---------              ---------
                                                               (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues                        $  97,837            $  102,156             $  102,263
   Premiums and fees                                      47,452                21,383                  6,154
   Other(2)                                                  712                   279                    850
                                                       ---------             ---------              ---------
              Total revenues                             146,001               123,818                109,267
Operating expenses:
   Salaries and benefits                                  75,741                65,725                 60,048
   Medical claims                                         20,960                 9,081                  1,830
   Purchased services                                     13,735                14,124                 14,636
   Provision for bad debts                                   589                   760                  3,034
   Other                                                  17,877                14,755                 12,796
   Depreciation and amortization                           4,460                 3,166                  2,201
   Merger expenses                                            --                    --                  3,528
                                                       ---------             ---------              ---------
Operating income                                          12,639                16,207                 11,194
Interest and other income (expense), net                 (1,176)                    74                    120
                                                       ---------             ---------              ---------
Income before income taxes                                11,463                16,281                 11,314
Income tax expense                                         4,562                 6,515                  4,518
                                                       ---------             ---------              ---------
Income before equity in net earnings of
 Horizon LLC and minority interest                         6,901                 9,766                  6,796
Equity in net earnings of Horizon LLC                         --                    --                     --
Minority interest                                             --                  (34)                  (140)
                                                       ---------             ---------              ---------
Net income                                             $   6,901             $   9,732              $   6,656
                                                       =========             =========              =========

Basic earnings per share   (3)                         $    1.00             $    1.37              $    0.96
                                                       =========             =========              =========
Weighted average shares outstanding (3)                    6,875                 7,120                  6,929 (4)
                                                       =========             =========              =========
Diluted earnings per share   (3)                       $    0.96             $    1.26              $    0.87
                                                       =========             =========              =========
Weighted average shares and dilutive
  potential common shares outstanding (3)                  7,200                 7,754                  7,681 (4)
                                                       =========             =========              =========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments                        $   5,439             $   6,204              $   5,517
Working capital                                              581                 6,498                  5,064
Intangible assets (net) (5)                               60,065                59,538                 26,005
Total assets                                              86,536                86,672                 48,728
Total debt                                                20,036                26,029                     --
Stockholders' equity                                      45,806                42,662                 31,682

                                                            FISCAL YEAR ENDED AUGUST 31,
                                                          -------------------------------
                                                             1996                1995(1)
                                                          ---------             ---------
                                                        (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues                           $  95,244             $  68,721
   Premiums and fees                                            437                    --
   Other(2)                                                     558                   634
                                                          ---------             ---------
              Total revenues                                 96,239                69,355
Operating expenses:
   Salaries and benefits                                     55,810                40,083
   Medical claims                                               147                    --
   Purchased services                                        13,733                10,794
   Provision for bad debts                                    1,435                 1,680
   Other                                                     11,848                 9,189
   Depreciation and amortization                              1,812                 1,133
   Merger expenses                                               --                    --
                                                          ---------             ---------
Operating income                                             11,454                 6,476
Interest and other income (expense), net                       (67)               (1,003)
                                                          ---------             ---------
Income before income taxes                                   11,387                 5,473
Income tax expense                                            4,609                 1,695
                                                          ---------             ---------
Income before equity in net earnings of
 Horizon LLC and minority interest                            6,778                 3,778
Equity in net earnings of Horizon LLC                            --                 1,568
Minority interest                                               (2)                    --
                                                          ---------             ---------
Net income                                                $   6,776             $   5,346
                                                          =========             =========
Basic earnings per share   (3)                            $    1.03             $    1.05
                                                          =========             =========
Weighted average shares outstanding (3)                       6,561 (4)             5,111 (4)
                                                          =========             =========
Diluted earnings per share   (3)                          $    0.90             $    0.89
                                                          =========             =========
Weighted average shares and dilutive
  potential common shares outstanding (3)                     7,510 (4)             5,997 (4)
                                                          =========             =========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments                           $   8,346             $   3,249
Working capital                                               8,751                 4,394
Intangible assets (net) (5)                                  19,887                14,998
Total assets                                                 45,214                33,587
Total debt                                                    3,576                 3,216
Stockholders' equity                                         25,149                17,225



                                                 AUG. 31,    MAY 31,     FEB. 28,    NOV. 30,   AUG. 31,      MAY 31,     FEB. 28,
                                                  1999        1999         1999        1998       1998         1998         1998
                                                ---------   ---------   ---------   ---------   ---------     -------     -------
STATISTICAL DATA:
Covered lives ...............................   2,420,174   2,432,250   2,249,939   2,356,664   1,874,323     762,414     783,560
NUMBER OF CONTRACT LOCATIONS (6):
Contract locations in operation .............         147         155         156         155         161         166         172
Contract locations signed and unopened ......           6           9           8          10          11          16          12
                                                ---------   ---------   ---------   ---------   ---------     -------     -------
Total contract locations ....................         153         164         164         165         172         182         184
                                                =========   =========   =========   =========   =========     =======     =======
SERVICES COVERED BY CONTRACTS (6):
Inpatient ...................................         133         144         142         139         149         152         159
Partial hospitalization .....................          86          95          98          98         102         109         107
Outpatient ..................................          27          27          28          29          32          33          30
Home health .................................           7           8          10          11          10          13          12
CQI+ ........................................         106         111          97          83          82          83          88
TYPES OF TREATMENT PROGRAMS (6):
Geropsychiatric .............................         165         184         180         179         189         193         195
Adult psychiatric ...........................          54          59          63          62          67          75          72
Substance abuse .............................           4           4           6           8           8          12          12
Physical rehabilitation .....................          25          23          23          20          20          19          20
Other mental health .........................           5           4           6           8           9           8           9

                                                   NOV. 30,    AUG. 31,
                                                     1997        1997
                                                   --------    --------
STATISTICAL DATA:
Covered lives ...............................      744,103     288,519
NUMBER OF CONTRACT LOCATIONS (6):
Contract locations in operation .............          179         181
Contract locations signed and unopened ......           15          14
                                                   -------     -------
Total contract locations ....................          194         195
                                                   =======     =======
SERVICES COVERED BY CONTRACTS (6):
Inpatient ...................................          165         166
Partial hospitalization .....................          103         104
Outpatient ..................................           27          24
Home health .................................           13          17
CQI+ ........................................           87          86
TYPES OF TREATMENT PROGRAMS (6):
Geropsychiatric .............................          193         197
Adult psychiatric ...........................           70          75
Substance abuse .............................           12          10
Physical rehabilitation .....................           21          20
Other mental health .........................           12           9

(1) Effective August 1, 1994, the Company and Mental Health Management, Inc. ("MHM") formed Horizon Mental Health Management Company, L.L.C., a Delaware limited liability company ("Horizon LLC"). Horizon LLC assumed management responsibility for all of the then existing management contracts of the Company and MHM. Certain provisions of the limited liability company agreement which required the consent of MHM for certain transactions prevented the Company from having the ability to control Horizon LLC under generally accepted accounting principles and therefore Horizon LLC was not consolidated with Horizon for accounting purposes through February 28, 1995. As a result, the revenues and expenses of Horizon LLC for the period August 1, 1994 through February 28, 1995 are not included in the revenues and expenses of the Company; instead, for such periods the Company accounted for its investment in Horizon LLC by the equity method and reflected its share of Horizon LLC's net income for the period in question as "Equity in Earnings of Horizon LLC." Effective with the acquisition of the minority interest in Horizon LLC of MHM on March 20, 1995, the MHM contracts were assigned to the Company and Horizon LLC became a wholly owned subsidiary of Horizon. Horizon LLC was consolidated with the Company effective March 1, 1995. The Company's share of Horizon LLC's net earnings was $1,567,720 from September 1, 1994 through February 28, 1995. The Horizon LLC agreement stipulated that MHM, as a member of Horizon LLC, would be allocated the first $1,750,000 of Horizon LLC net earnings in each of the fiscal years ending August 31, 1995 and 1996. $1,750,000 was allocated to MHM during the six months ended February 28, 1995.

(2) Other revenues for the fiscal years ended August 31, 1995 and 1996 consist primarily of revenues earned from a psychiatric hospital formerly operated by the Company, patient services and physician contract management fees, or subsequent adjustments for Medicare settlements recognized during the respective period. The Company subleased the operations of the hospital to a third party effective July 31, 1994. Other revenues for the fiscal years ended August 31, 1998 and 1997 consist primarily of physician contract management fees and a favorable cost report adjustment. Other revenues for the year ended August 31, 1999 consist primarily of physician contract management fees and revenues related to the Company's Mental Health Outcomes business.

(3) Adjusted to reflect a three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

(4) Adjusted for the Specialty transaction based on historical share amounts, converting each outstanding share of Specialty Common Stock into 147.4616 shares of Horizon Common Stock.

(5) Intangible assets consist of goodwill and service contracts related to various acquisitions of the Company.

(6)  Represents combined information for both Horizon and Specialty.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. As of August 31, 1999, the Company had 272 contracts to provide EAP and managed behavioral health services covering over 2.4 million lives. Over the last seven years, the Company has increased its management contracts from 43 to a total of 153 as of August 31, 1999 and currently has contract locations in 34 states. Of its management contracts, 128 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 1999, the Company provided outcome measurement services at 106 contract locations as well as data services under various arrangements.

         The Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically-sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members. The Company's strategy is to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its client hospitals to include other clinical and related services and programs. A significant challenge in marketing clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals by marketing its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company is pursuing the development of such opportunities as a primary part of its business strategy. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services. Its management contracts increasingly cover multiple services.

         REVENUES

         Managed Behavioral Health Care Services and Employee Assistance
Programs

         Through its subsidiary Horizon Behavioral Services, Inc., the Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third-party payors. Revenues are derived from EAP services, administrative services only contracts, and at risk managed behavioral health services.

         Revenues from employee assistance programs, are typically based on a per employee per month capitated rate multiplied by the number of eligible employees. The rate for EAP plans is dependent upon services provided under the contract terms. Each plan is specifically written to fulfill the clients' needs and can offer different numbers of counseling sessions and other benefits, such as child care and elder care consultation, referral resources and critical incident debriefing and intervention.

         Revenues for administrative services only contracts relate to the management of behavioral health benefits and are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per employee per month fee multiplied by the number of eligible members. The client is able to benefit from the mental health professionals employed or independently contracted by the Company at favorably discounted rates, as well as the Company's expertise in clinical case management.

         The primary factors affecting revenues derived from managed care services are the behavioral health benefits provided and the number of members covered. Fees are based on a per employee per month capitated fee. The capitated rate is dependent upon the benefit designs of the customer and is set forth in the contract, usually as a per member per month capitated rate, which is multiplied by the number of eligible members to determine a monthly fee.

         The nine company owned clinics operated in the state of Florida derive income from counseling and therapy services rendered. They also provide services to patients who are employees of customers under various EAP or managed care contracts.

         Mental Health Services

         The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the number of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community and increasingly cover multiple treatment programs and services. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more mental health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping) in connection with the operations of its programs. As the Company has expanded the breadth of treatment programs it offers to hospitals, it began to move from managing one treatment program under a single contract with a hospital to managing multiple treatment programs under such contract.

         Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 1999, 1998 and 1997, the Company had successfully retained 78%, 73% and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves. In addition, a number of contracts have not renewed since passage of the 1997 Balanced Budget Act due to a decline in profitability, resulting from unfavorable changes in Medicare reimbursement.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient volume, a fixed monthly fee or reimbursement for direct program costs plus a fixed fee. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on an inpatient basis will decrease and, as an alternative, the number of patients served on a per diem, episodic or capitated basis will increase in the future. However, additional changes in Medicare reimbursement may also unfavorably impact these groups as well.

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

         The Company's mix of programs has changed over the last four years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs as a percentage of the Company's total mental health programs have increased from approximately 57% to 72% during that period.

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. Under many of its management contracts the Company is obligated to refund all or a portion of its fee if either Medicare denies reimbursement to the client hospital for individual patient treatment or if the fee paid to the Company is denied by Medicare as a reimbursable cost. During the fiscal years ended August 31, 1999 and 1998, the Company refunded approximately $295,718 and $207,801, respectively, of its fees as a result of these denials.

         Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The regulations established a nationwide cap limiting the reimbursement amount on a per case basis for mental health and physical rehabilitation services for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to adjustments based on market indices. The reimbursement amounts were raised to $11,100 and $20,129 respectively for Medicare fiscal years beginning October 1, 1999 and later. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee and in other cases has resulted in the termination or nonrenewal of the management contract. Primarily as a result of these limitations, seven fewer contracts were signed by the Company and the direct operating margin of the Company's mental health contracts has decreased approximately six percentage points for the fiscal year ended August 31, 1999 as compared to the fiscal year ended August 31, 1998. The impact of the renegotiation, termination, or nonrenewal of management contracts was reduced by an increase in same store sales, that is contracts in operation for the entire year in both the current fiscal year and prior fiscal year, of 3.2% for the fiscal year ended August 31, 1999. In addition, revenues per average number of contract locations in operation increased 6.2% for fiscal year 1999 as compared to the prior fiscal year.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare. Thereafter, reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system ("PPS") will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services and therefore cause lower fees to be paid to the Company under contracts for partial hospitalization services.

         Revenues from partial hospitalization services were $20.5 million or 20.9% of total contract management revenue for the year ended August 31, 1999. Of the Company's 153 management contracts at August 31, 1999, 103 or 67.3% of the contracts include partial hospitalization services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income approximately by $5 million annually.

         A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and thus could have a material adverse effect on the business, operations and financial results of the Company.

         OPERATING EXPENSES

         The primary factor affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period. Operating expenses consist primarily of salaries and benefits paid to its therapists and supporting personnel. Each mental health program managed by the Company generally has a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community relations coordinator and additional social workers or therapists as needed. Each physical rehabilitation program managed by the Company generally has an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Each medical director has a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are generally employees of the Company. At August 31, 1999, the Company had an average of seven employees per contract location.

         Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised of approximately 35% salaries and benefits and approximately 48% medical claims from network providers. Medical claims includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as marketing costs and expenses, accounting and legal fees and expenses, employee relocation expenses, rent, utility and property taxes.

         ACQUISITIONS

         Acquisitions during the last four years have significantly affected the Company's results of operation and financial condition. Details of these acquisitions are included in Note 3 to Consolidated Financial Statements included elsewhere herein this Form 10-K.

         On April 1, 1999, the Company acquired all of the outstanding capital stock of REACH for approximately $2.0 million. REACH provides employee assistance programs and other related behavioral services to self-insured employers.

         On October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth for approximately $2.0 million. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self insured employers.

         On June 1, 1998, the Company acquired all of the outstanding capital stock of FPM for approximately $20.0 million, subject to certain post closing adjustments. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self insured employers. During the fiscal year ending 1999, the Company received post closing adjustments, net of tax effects, of $1,222,193 and $1,201,337.

         On October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn for approximately $12.7 million in cash. Acorn provides employee assistance programs and other related services to self-insured employers.

         On August 11, 1997, Horizon acquired Specialty in a transaction accounted for as a pooling of interests, resulting in a restatement of the Company's financial results for the fiscal years ended August 31, 1997, 1996 and 1995. Included in the Company's financial statements for the fiscal years ended August 31, 1996 and 1995 are the financial results of Specialty for the years ended December 31, 1996 and 1995, respectively. Included in the Company's financial statements for the fiscal year ended August 31, 1997 are the financial results of Specialty for the twelve months ended August 31, 1997. The treatment of the Specialty acquisition as a pooling of interests resulted in the Company recognizing merger-related expenses of approximately $3,528,000 and an offsetting tax benefit of approximately $1,340,000.

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

         RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended August 31, 1999, 1998 and 1997, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts in operation and covered lives at the end of each fiscal year.


                                                                                 FISCAL YEAR ENDED AUGUST 31,
                                                                       --------------------------------------------
                                                                           1999            1998            1997
                                                                       ------------     ------------    -----------
Revenues:
  Contract management revenues ..................................            67.0%           82.5%          93.6%
  Premiums and fees .............................................            32.5            17.3            5.6
  Other .........................................................             0.5             0.2            0.8
                                                                        ---------        --------        -------

Total revenues ..................................................           100.0           100.0          100.0

Operating expenses
  Salaries and benefits .........................................            51.9            53.1           55.0
  Medical claims ................................................            14.4             7.3            1.7
  Purchased services ............................................             9.4            11.4           13.4
  Provision for bad debts .......................................             0.4             0.6            2.8
  Other .........................................................            12.2            11.9           11.7
  Depreciation and amortization .................................             3.0             2.6            2.0
  Merger expenses ...............................................              --              --            3.2
                                                                        ---------        --------        -------

Total operating expenses ........................................            91.3            86.9           89.8
                                                                        ---------        --------        -------

Operating income ................................................             8.7            13.1           10.2
                                                                        ---------        --------        -------

Interest and other income (expense), net ........................            (0.8)            0.1            0.1
                                                                        ---------        --------        -------

Income before taxes .............................................             7.9            13.2           10.3

Income tax expense ..............................................             3.2             5.3            4.1
                                                                        ---------        --------        -------

Income before minority interest .................................             4.7             7.9            6.2

Minority interest ...............................................              --              --            0.1
                                                                        ---------        --------        -------

Net income ......................................................             4.7%            7.9%           6.1%
                                                                        =========       =========        =======

Number of management contracts in operation, end of year ........             153             161            181

Covered lives ...................................................       2,420,174       1,874,323        288,519

                        FISCAL YEAR ENDED AUGUST 31, 1999
                 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998

         Revenue. Revenues for the fiscal year ended August 31, 1999 were $146.0 million representing an increase of $22.2 million, or 17.9%, as compared to revenues of $123.8 million for the prior fiscal year. Premiums and fees increased $26.1 million primarily as a result of revenue recorded for FPM, ChoiceHealth, and REACH. Horizon acquired 100% of the voting stock of FPM, ChoiceHealth, and REACH effective June 1, 1998, October 5, 1998, and April 1, 1999, respectively. The increase in premiums and fees were offset by a $3.8 million decrease in contract management and other revenue as compared to fiscal year 1998. This decrease is due to the average number of contract locations in operation decreasing from 172.8 for fiscal year 1998 to 155.8 for fiscal year 1999, a decrease of 9.8%. However, same store sales for contract management revenues, that is contracts in operation for the entire year in both the current fiscal year and prior fiscal year, increased by $2.2 million or 3.2% for fiscal year 1999.

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 1999 were $75.7 million representing an increase of $10.0 million, or 15.2%, as compared to salaries and benefits of $65.7 million for the prior fiscal year. Salaries and benefits increased by $8.9 million, $2.0 million, and $110,000 as a result of the acquisitions of FPM, ChoiceHealth, and REACH, respectively. Salary and benefits cost per full time equivalent for fiscal year 1999 was $58,594 representing an increase of $1,304 per full time equivalent, or 2.3%, as compared to salary and benefits cost of $57,290 per full time equivalent for the prior fiscal year. These increases are offset by a decrease of 29.2 full time equivalents resulting from the 9.8% decrease in the average number of contract locations in operation.

         Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 1999 were $4.5 million representing an increase of $1.3 million or 40.9%, as compared to depreciation and amortization expenses of $3.2 million for the prior fiscal year. An increase of $416,000 is due to the amortization of goodwill of $18.8 million, $2.9 million, and $2.1 million resulting from acquisitions of FPM, ChoiceHealth, and REACH, respectively. Amortization expense also increased $201,000 in relation to the value placed on the contracts of FPM, ChoiceHealth, and REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract manangement and managed care businesses.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for fiscal year 1999 were $53.2 million representing an increase of $14.4 million or 37.5%, as compared to other operating expenses of $38.7 million for the prior fiscal year. The major components of the variances between the periods reported are:

         Medical claims included an $11.9 million increase for fiscal year 1999 resulting from the acquisitions of FPM on June 1, 1998, ChoiceHealth on October 5, 1998, and REACH on April 1, 1999.

         Purchased Services for the fiscal year ended August 31, 1999 were $13.7 million representing a decrease of $389,000, or 2.8%, as compared to $14.1 million for the prior fiscal year.

         Bad Debt expense, excluding the recovery of $1.75 million related to one former Specialty Healthcare Management, Inc. contract, was $2.3 million for fiscal year 1999, as compared to $759,000 for fiscal year 1998. Bad debt expense increased $337,000 as a result of the acquisition of FPM, ChoiceHealth, and Reach. In addition, bad debt expense increased $334,000 due to the declaration of bankruptcy of one client hospital and $334,000 relating to the contract termination of two other client hospitals. The remaining increase resulted from an increase in reserves related to the untimely payments of client hospitals.

         Other operating expense was $17.9 million for fiscal year 1999, an increase of $3.1 million or 20.9% as compared to $14.8 million for fiscal year 1998. Other operating expenses increased $3.1 million, $450,000, and $68,000 as a result of the acquisitions of FPM, ChoiceHealth, and Reach, respectively. This increase was offset by a decline of $490,000 in other operating expenses resulting from the 9.8% decrease in the average number of contract locations in operation.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for fiscal year 1999 was a net expense of $1.2 million as compared to $74,000 in net income for the prior fiscal year. This change results from an increase in interest expense of $664,000 related to amounts borrowed under the credit facility primarily for acquisitions. In addition, other income for the prior year 1998 include $623,000 due to the dissolution of Mountain Crest Hospital in the prior fiscal year.

         Income Tax Expense. Income tax expense for fiscal year 1999 was $4.6 million representing a decrease of $1.9 million, or 29.2%, as compared to income tax expense of $6.5 million for the prior fiscal year. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for fiscal years 1999 and 1998 were 39.8% and 40.0% respectively.

                        FISCAL YEAR ENDED AUGUST 31, 1998
                 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997

         Revenue. Revenues for fiscal year 1998 were $123.8 million representing an increase of $14.5 million, or 13.2%, as compared to revenues of $109.3 million for the prior fiscal year. Premiums and fees increased $15.2 million primarily as a result of revenue recorded for Acorn and FPM. Horizon acquired 100% of the voting stock of Acorn and FPM effective October 31, 1997 and June 1, 1998, respectively. The increase in premiums and fees was offset by a decrease in other revenues of $571,000, a favorable cost report adjustment for Mountain Crest Hospital, the prior fiscal year having included.

         Salaries and Benefits. Salaries and benefits for fiscal year 1998 were $65.7 million representing an increase of $5.6 million, or 9.3%, as compared to salaries and benefits of $60.1 million for the prior fiscal year. Salary and benefits cost per full time equivalent for fiscal 1998 was $57,290 representing an increase of $404 per full time equivalent, or 0.7%, as compared to salary and benefits cost of $56,821 per full time equivalent for the prior fiscal year. The number of full time equivalents for fiscal year 1998 was approximately 1,147, representing an increase of 90, or 8.6%, as compared to approximately 1,057 full time equivalents in the prior fiscal year. FTE's increased by 52 as a result of the acquisition of Acorn, and by 160 as a result of the acquisition of FPM. These increases are offset by a decline in FTE's resulting from a decrease in the number of contract locations in operation, from 181 at August 31, 1997 to 161 at August 31, 1998, a decrease of 11%.

         Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 1998 were $3.2 million representing an increase of $965,000, or 43.8%, as compared to depreciation and amortization expenses of $2.2 million for the prior fiscal year. $928,000 of the increase resulted from additional depreciation and amortization arising from the acquisitions of Acorn and FPM. The remainder of the increase resulted from the depreciation expense associated with additional capital expenditures during the fiscal year.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for fiscal year 1998 were $38.7 million representing an increase of $6.4 million, or 19.8%, as compared to other operating expenses of $32.3 million for the previous fiscal year. The following components identify the variances between the periods reported.

         Medical claims included a $7.3 million increase for the fiscal year ended August 31, 1998, as compared to the prior fiscal year. This increase is the result of the acquisitions of Acorn and FPM.

         Purchased services for the fiscal year ended August 31, 1998 were $14.1 million representing a decrease of $511,000, or 3.5%, as compared to $14.6 million for the prior fiscal year.

         Bad debt expense was $759,000, for the fiscal year ended August 31, 1998, as compared to $3.0 million for the fiscal year ended August 31, 1997. Bad debt expense of $2.1 million, related to one Specialty contract which terminated April 30, 1997, was recognized in the fiscal year ended August 31, 1997.

         Other operating expense was $14.8 million for the fiscal year ended August 31, 1998, an increase of $2.0 million, or 15.6%, as compared to $12.8 million for the fiscal year ended August 31, 1997. Other operating expenses increased $1.3 million resulting from the acquisitions of Acorn and FPM.

         Merger Expenses. Merger expenses were $3.5 million for the fiscal year ended August 31, 1997. The Company did not have merger expenses for the fiscal year ended August 31, 1998.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for fiscal year 1998 was $74,000 in net income, as compared to $120,000 in net income for the prior fiscal year. This change primarily results from an increase in interest expense of $405,000 related to amounts borrowed under the Company's new credit facility primarily for acquisitions. This decrease is offset by an increase in other income of $514,000 due to the final receipt of the rent obligation for Mountain Crest Hospital. In addition, interest income decreased by $126,000 when compared to the corresponding period in the prior fiscal year due to the use of cash for acquisitions.

         Income Tax Expense. Income tax expense for fiscal year 1998 was $6.5 million representing an increase of $2.0 million, or 44.4%, as compared to income tax expense of $4.5 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for fiscal years 1998 and 1997 were 40.0% and 39.9% respectively.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Advance Term Loan Facility"). The Credit Facility replaced the Company's existing $14.0 million revolving credit facility. At August 31, 1999, the Company had $20.0 million outstanding against the now $29.0 million term loan facility.

         The following summary of certain material provisions of the Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Credit Agreement, a copy of which was filed as
Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended November 30, 1997, as filed with the Securities and Exchange Commission (the "Commission") on December 19, 1997, which is herein incorporated by reference thereto.

         The Company is the borrower under the Credit Facility which is unconditionally guaranteed by all material subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Once a drawdown is made under the Term Loan Facility, the commitment thereunder will be reduced by the amount funded. Amounts outstanding under the Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999).

         The Company is subject to certain covenants which include prohibitions, unless advance approval or waivers are obtained, against (i) incurring additional debt or liens, except specified permitted debt or permitted liens,
(ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) declaring, ordering or paying any sum for any dividend or other distribution (v) certain management vacancies at the Company, and (vi) material change in the nature of business conducted. In addition, the terms of the Credit Facility require the Company to satisfy certain ongoing financial covenants. The Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         The Company is also subject to a provision requiring a prepayment of a portion of the outstanding advance term loan balance. If the aggregate outstanding principal amount of the term loans equals or exceeds $15 million as of the date ninety days after the end of a fiscal year, the Company is required to prepay the term loans in an amount equal to 50% of the excess cash flow (as defined in the credit agreement) calculated for the fiscal year then most recently ended based on the audited financial statements of the Company. The Company was subject to an excess cash flow prepayment requirement of approximately $4.5 million for fiscal year 1999, all of which had been paid as of August 31, 1999.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock up to $9.0 million. As of August 31, 1999, the Company had repurchased 766,100 shares of common stock, for approximately $5.6 million (of which 162,778 shares have been reissued pursuant to the exercise of certain stock options). As a result of this amendment, a limit of $10.0 million for cumulative acquisitions was imposed for the period of September 30, 1998, through August 31, 1999, which limit has now expired.

         Effective September 1996, the Company entered into a lease agreement with a term of five years for a building which had been constructed to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term in September 2001 if either the building is not sold to a third party or the Company does not extend its lease. The Company's current intention is to extend the lease.

         The Company believes that its future cash flow from operations, (subject to the potential unfavorable impacts of additional changes in Medicare reimbursement discussed previously under "Revenues") cash of $5.4 million at August 31, 1999 and the $10.0 million currently available under the revolving credit facility will be sufficient to cover cash requirements over the next twelve months, including estimated capital expenditures of $800,000 and scheduled repayments of term loan debt of approximately $4.0 million. The Company generated $11.5 million in net cash from operations during the year ended August 31, 1999. The Company may require additional capital to fund any further acquisitions, $9.0 million of which is available under the current acquisition line.

         Effective April 1, 1999, the Company acquired all of the outstanding capital stock of REACH for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the term loan facility.

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

         On October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn for approximately $12.7 million. To fund the acquisition, the Company utilized approximately $1.7 million of existing cash and incurred debt of approximately $11.0 million under the revolving credit facility.

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

         In July 1996, the Company acquired 80% of the outstanding common stock of Florida PPS for approximately $3.3 million. In February and March 1998, the Company acquired the remaining outstanding common stock of PPS for approximately $1,030,000.

         The Company acquired the assets of National Medical Management Services effective January 1, 1995. In the transaction, Specialty paid approximately $3.95 million in cash and a note of approximately $731,000 payable to NME as payment for the assets. The Company also issued to NME a warrant to acquire common stock of Specialty, which warrant was subsequently exercised as part of Horizon's acquisition of Specialty in August 1997. The NME promissory note was paid in January 1996. In April, 1996 the Company acquired The Parkside Company, a contract manager of mental health programs, in a merger in which common stock was issued and approximately $2.6 million was paid in cash which was financed under a bank credit facility.

CERTAIN EARNINGS DATA

         The following table sets forth for the fiscal years ended August 31, 1999 and 1998, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax, and operating cash flow per share based on net income plus depreciation and amortization expense, less capital expenditures.

                                                                                        1999              1998
                                                                                        ----              ----
         Earnings per share
         (Net income plus amortization related to goodwill, net of tax)                 $1.09             $1.34

         Operating cash flow per share
         (Net income plus depreciation and amortization, less capital expenditures)     $1.44             $1.55

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

         The Company has undertaken various initiatives intended to ensure that the computer equipment and software used by the Company will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems thought of as information technology ("IT") systems, including accounting, data processing and telephone/PBX systems and other miscellaneous systems that may contain embedded technology, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems that may contain embedded technology. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software systems it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of August 31, 1999 it had completed approximately 95% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The projects comprising the remaining 5% of the initiatives are in process and are expected to be completed by December 31, 1999.

                                                                                                     PERCENT
                      YEAR 2000 INITIATIVE                               TIME PERIOD                 COMPLETE
                      --------------------                               -----------                 --------
      Initial IT systems identification and assessment      April 1998 to September 1999               100%

      Remediation and testing of IT systems                 July 1998 to November 1999                  95%

      Identification and assessment of non-IT systems       September 1998 to October 1999             100%

      Remediation and testing of non-IT systems             April 1999 to December 1999                 95%



         The Company is beginning assessment of the Year 2000 readiness of its suppliers. Such assessment will include hardware, software and service suppliers. The Company expects to complete its assessment of suppliers' Year 2000 readiness by November 1999. The Company is beginning assessment of the Year 2000 readiness of its customers. Such assessment will include contacting significant customers regarding their state of Year 2000 readiness. The Company expects to complete its assessment of customers' Year 2000 readiness by November 1999.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $150,000, which expenditures will be funded from the operating cash flows. The $150,000 relates to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such an amount would represent an immaterial percentage of the Company's total actual and anticipated IT expenditures for fiscal 1999 and 1998. As of October 20, 1999, the Company had incurred costs of approximately $110,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's result of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

         The Company has completed an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has been developed for dealing with the most reasonably likely worse case scenario.

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

INFLATION

         The Company's management contracts and employee assistance contracts generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the last three years, inflation has had no significant effects on the Company's business.

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

         At August 31, 1999, the Company had approximately $20.0 million of debt obligations outstanding with an interest rate of 6.50%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 1999, would change annual interest expense by approximately $130,000.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 21, 2000 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

         The information called for by this Item 10 and Item 401 of Regulation S-K with respect to executive officers of the Company appears under the caption EXECUTIVE OFFICERS OF THE REGISTRANT following Item 4 of Part I of this Report, and is incorporated by reference into this Item 10.

         Mr. Howard B. Finkel, who had served as a director since August 1997, resigned effective October 27, 1999.

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

         None.

PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)       (1) Financial Statements - Reference is made to the Index to
                   Consolidated Financial Statements appearing at page F-1 of this report.

               (2) Financial Statement Schedules - Reference is made to the
                   Index to Financial Statement Schedules appearing at page S-1 of this report.

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

     10.1 - Agreement dated August 31, 1999 between Horizon Health Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (filed herewith).

     10.2 - Letter Loan Agreement dated December 20, 1995 among North Central Development Company, as borrower, Texas Commerce Bank, National Association, ("TCB") as lender, and Horizon Mental Health Management, Inc., a Delaware corporation, Horizon Mental Health Management, Inc., a Texas corporation, and Mental Health Outcomes, Inc., a Delaware corporation, as guarantors (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (the "November 1995 Form 10-Q").

     10.3 - First Amendment to Letter Loan Agreement and Note Modification Agreement dated December 9, 1997 among North Central Development Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.)

     10.4 - Second Amendment to Credit Agreement and Third Amendment to Letter Loan Agreement dated as of September 30, 1998, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

     10.5 - Third Amendment to Credit Agreement and Fourth Amendment to Letter Loan Agreement dated as of November 6, 1998, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (filed herewith).

     10.6 - Fourth Amendment to Credit Agreement and Fifth Amendment to Letter Loan Agreement dated as of October 12,, 1999, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (filed herewith).

     10.7 - Lease Agreement dated as of December 20, 1995 between North Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

     10.8 - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

     10.9 - Horizon Mental Health Management, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

     10.10 - Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

     10.11 - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.12 - Amendments to 1995 Stock Option Plan and 1995 First Amended and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.13 - Amendment to 1995 Amended and Restated Stock Option Plan for Eligible Outside Directors (filed herewith).

     10.14 - Horizon Health Corporation 1998 Stock Option Plan (filed herewith).

     10.15 - Horizon Mental Health Management Contingent Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

     10.16 - Horizon Health Corporation Bonus Plan Fiscal 1999 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998).

     10.17 - Horizon Health Corporation Bonus Plan Fiscal 2000 (filed herewith).

     10.18 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.19 - Stock Purchase Agreement, dated October 20, 1997, among the Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.20   - Credit Agreement dated December 9, 1997 among the Company,
               Texas Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

     10.21 - Stock Purchase Agreement dated as of May 1, 1998, by and among Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1998).

     11      - Statement Regarding Computation of Per Share Earnings (filed herewith).

     21      - List of Subsidiaries of the Company (filed herewith).

     23      - Consent of PricewaterhouseCoopers LLP (filed herewith).

     27      - Financial Data Schedule (filed herewith).


     (b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 5, 1999
                                            HORIZON  HEALTH  CORPORATION


                                            BY:     /S/ Ronald C. Drabik
                                               ---------------------------------
                                                        RONALD C. DRABIK
                                                SENIOR VICE PRESIDENT - FINANCE
                                                AND ADMINISTRATION AND TREASURER
                                                   (PRINCIPAL FINANCIAL AND
                                                       ACCOUNTING OFFICER)

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

             SIGNATURE                                     CAPACITY                                      DATE
             ---------                                     --------                                      ----
/s/  JAMES W. MCATEE                         Director, President, Chief Executive                  November 5, 1999
-------------------------------------        Officer and Secretary
      James W. McAtee                        (Principal Executive Officer)


/s/  RONALD C. DRABIK                        Senior Vice President - Finance and                   November 5, 1999
-------------------------------------        Administration and Treasurer
      Ronald C. Drabik                       (Principal Financial and Accounting
                                             Officer)


/s/   JAMES KEN NEWMAN                       Director and Chairman of the Board                    November 5, 1999
-------------------------------------
      James Ken Newman

/s/  JACK R. ANDERSON                        Director                                              November 5, 1999
-------------------------------------
      Jack R. Anderson

/s/  GEORGE E. BELLO                         Director                                              November 5, 1999
-------------------------------------
      George E. Bello

/s/  WILLIAM H. LONGFIELD                    Director                                              November 5, 1999
-------------------------------------
      William H. Longfield

/s/  JAMES E. BUNCHER                        Director                                              November 5, 1999
-------------------------------------
      James E. Buncher

/s/  DONALD E. STEEN                         Director                                              November 5, 1999
-------------------------------------
      Donald E. Steen


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants.................................................................................2

Consolidated Balance Sheets at August 31, 1999 and 1998...........................................................3

Consolidated Statements of Income
For the Years Ended August 31, 1999, 1998, and 1997...............................................................5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended August 31, 1999, 1998, and 1997...............................................................6

Consolidated Statements of Cash Flows
For the Years Ended August 31, 1999, 1998, and 1997...............................................................7

Notes to Consolidated Financial Statements........................................................................9

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
and Stockholders of
Horizon Health Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PricewaterhouseCoopers LLP
Dallas, Texas
October 14, 1999

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                   August 31,
                                                           -------------------------
                                                               1999          1998
                                                           -----------   -----------
CURRENT ASSETS:
     Cash and cash equivalents                             $ 5,438,510   $ 6,204,297
     Accounts receivable less allowance for doubtful
     accounts of $2,980,849 and $1,902,112 at August 31,
     1999 and 1998, respectively                            12,885,399    13,464,705
     Prepaid expenses and supplies                             842,701       211,288
     Income taxes receivable                                   363,920       317,197
     Other receivables                                         200,394       258,429
     Other current assets                                      459,256       469,540
     Current deferred taxes                                  2,485,296     2,006,880
                                                           -----------   -----------

          TOTAL CURRENT ASSETS                              22,675,476    22,932,336
                                                           -----------   -----------

PROPERTY AND EQUIPMENT:
     Equipment                                               7,028,809     5,874,100
     Building improvements                                     454,902       421,331
                                                           -----------   -----------

                                                             7,483,711     6,295,431

     Less accumulated depreciation                           4,192,437     2,868,062
                                                           -----------   -----------

          TOTAL PROPERTY AND EQUIPMENT                       3,291,274     3,427,369

Goodwill, net of accumulated amortization of $4,389,113
and $3,002,194 at August 31, 1999 and 1998, respectively    53,036,992    51,310,574
Contracts, net of accumulated amortization of $5,749,991
and $4,099,012 at August 31, 1999 and 1998, respectively     7,027,775     8,227,689
Other noncurrent assets                                        504,228       774,100
                                                           -----------   -----------

          TOTAL ASSETS                                     $86,535,745   $86,672,068
                                                           ===========   ===========

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                 August 31,
                                                                        ----------------------------
                                                                            1999            1998
                                                                        ------------    ------------
CURRENT LIABILITIES:
     Accounts payable                                                   $  1,254,577    $  2,314,404
     Employee compensation and benefits                                    6,929,722       6,166,226
     Medical claims payable                                                4,558,823       3,002,345
     Accrued expenses (Note 4)                                             5,977,704       4,932,571
     Current debt                                                             35,706          18,470
     Current portion long-term debt                                        3,338,000              --
                                                                        ------------    ------------

          TOTAL CURRENT LIABILITIES                                       22,094,532      16,434,016

     Other noncurrent liabilities                                            355,191         237,308
     Long-term debt, net of current portion                               16,662,000      26,010,901
     Deferred income taxes                                                 1,618,169       1,327,532
                                                                        ------------    ------------

          TOTAL LIABILITIES                                               40,729,892      44,009,757
                                                                        ------------    ------------

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized; none
     issued or outstanding                                                        --              --
     Common stock, $.01 par value, 40,000,000 shares authorized;
     7,267,750 shares issued and 6,664,428 shares outstanding
     at August 31, 1999, and 7,231,812 shares  issued and
     outstanding at August 31, 1998                                           72,678          72,318
     Additional paid-in capital                                           18,641,228      17,984,638
     Retained earnings                                                    31,506,116      24,605,355
     Treasury stock                                                       (4,414,169)             --
                                                                        ------------    ------------
                                                                          45,805,853      42,662,311
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                        $ 86,535,745    $ 86,672,068
                                                                        ============    ============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Years Ended August 31,
                                       -----------------------------------------------
                                           1999             1998              1997
                                       -------------    -------------    -------------
REVENUES:
     Contract management revenue       $  97,836,682    $ 102,156,150    $ 102,263,283
     Premiums and fees                    47,451,923       21,383,040        6,153,540
     Other                                   711,744          278,659          849,972
                                       -------------    -------------    -------------
          Total revenues                 146,000,349      123,817,849      109,266,795
                                       -------------    -------------    -------------

EXPENSES:
     Salaries and benefits                75,741,311       65,725,221       60,048,345
     Medical claims                       20,959,797        9,080,825        1,830,360
     Purchased services                   13,735,058       14,124,386       14,635,755
     Provision for doubtful accounts         588,705          759,467        3,033,693
     Other                                17,877,120       14,754,707       12,795,910
     Depreciation and amortization         4,459,600        3,166,073        2,201,450
     Merger expenses (Note 3)                     --               --        3,527,671
                                       -------------    -------------    -------------

     Operating expenses                  133,361,591      107,610,679       98,073,184
                                       -------------    -------------    -------------

Operating income                          12,638,758       16,207,170       11,193,611
                                       -------------    -------------    -------------

Other income (expense):
     Interest expense                     (1,430,985)        (799,347)        (402,003)
     Interest income and other               255,285          872,944          521,989
                                       -------------    -------------    -------------

Income before income taxes                11,463,058       16,280,767       11,313,597
Income tax provision                       4,562,297        6,514,812        4,517,688
                                       -------------    -------------    -------------

Income before minority interest            6,900,761        9,765,955        6,795,909
Minority interest                                 --          (33,960)        (139,893)
                                       -------------    -------------    -------------

Net income                             $   6,900,761    $   9,731,995    $   6,656,016
                                       =============    =============    =============

Earnings per common share:
     Basic                             $        1.00    $        1.37    $        0.96
                                       =============    =============    =============
     Diluted                           $        0.96    $        1.26    $        0.87
                                       =============    =============    =============

Weighted average shares outstanding:
     Basic                                 6,874,646        7,120,303        6,928,827
                                       =============    =============    =============
     Diluted                               7,199,677        7,754,467        7,681,269
                                       =============    =============    =============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Common        Additional
                                                         Stock          Paid-in         Retained        Deferred       Treasury
                                          Shares         Amount         Capital         Earnings      Compensation      Shares
                                       ------------   ------------    ------------    ------------    ------------    ------------
Balance at August 31, 1996                6,696,849   $     67,023    $ 16,046,163    $  9,066,399    $    (25,000)             --
     Net income                                  --             --              --       6,656,016              --              --
     Adjustment applicable to
          transition period (Note 3)             --             --              --        (849,055)             --              --
     Amortization of deferred
          compensation                           --             --              --              --          25,000              --
     Retirement of treasury shares               --            (55)         (5,226)             --              --              --
     Payment on note receivable                  --             --          25,000              --              --              --
     Exercise of warrants                   179,178          1,793          (1,793)             --              --              --
     Tax benefit associated with
          stock options exercised                --             --         511,949              --              --              --
     Exercise of stock options               90,735            907         163,332              --              --              --
                                       ------------   ------------    ------------    ------------    ------------    ------------

Balance at August 31, 1997                6,966,762         69,668      16,739,425      14,873,360              --              --
     Net income                                  --             --              --       9,731,995              --              --
     Tax benefit associated with
          stock options exercised                --             --         773,229              --              --              --
     Exercise of stock options              265,050          2,650         471,984              --              --              --
                                       ------------   ------------    ------------    ------------    ------------    ------------

Balance at August 31, 1998                7,231,812         72,318      17,984,638      24,605,355              --              --
     Net income                                  --             --              --       6,900,761              --              --
     Purchase of treasury stock                  --             --              --              --              --         766,100
     Tax benefit associated with
          stock options exercised                --             --       1,236,320              --              --              --
     Exercise of stock options:
          Issuance of treasury stock             --             --        (681,623)             --              --        (162,778)
          Newly issued shares                35,938            360         101,893              --              --              --

                                       ------------   ------------    ------------    ------------    ------------    ------------
Balance at August 31, 1999                7,267,750   $     72,678    $ 18,641,228    $ 31,506,116    $         --         603,322
                                       ============   ============    ============    ============    ============    ============

                                        Treasury
                                         Stock,
                                         at Cost          Total
                                       ------------    ------------

Balance at August 31, 1996             $     (5,281)   $ 25,149,304
     Net income                                  --       6,656,016
     Adjustment applicable to
          transition period (Note 3)             --        (849,055)
     Amortization of deferred
          compensation                           --          25,000
     Retirement of treasury shares            5,281              --
     Payment on note receivable                  --          25,000
     Exercise of warrants                        --              --
     Tax benefit associated with
          stock options exercised                --         511,949
     Exercise of stock options                   --         164,239
                                       ------------    ------------

Balance at August 31, 1997                       --      31,682,453
     Net income                                  --       9,731,995
     Tax benefit associated with
          stock options exercised                --         773,229
     Exercise of stock options                   --         474,634
                                       ------------    ------------

Balance at August 31, 1998                       --      42,662,311
     Net income                                  --       6,900,761
     Purchase of treasury stock          (5,617,400)     (5,617,400)
     Tax benefit associated with
          stock options exercised                --       1,236,320
     Exercise of stock options:
          Issuance of treasury stock      1,203,231         521,608
          Newly issued shares                    --         102,253

                                       ------------    ------------
Balance at August 31, 1999             $ (4,414,169)   $ 45,805,853
                                       ============    ============


                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended August 31,
                                                                                       --------------------------------------------
                                                                                          1999            1998            1997
                                                                                      ------------    ------------    ------------
Operating activities:
     Net income                                                                       $  6,900,761    $  9,731,995    $  6,656,016
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                  4,459,600       3,166,073       2,201,450
          Minority interest                                                                     --          33,960         139,893
          Deferred income taxes                                                            198,586         240,337          94,139
          Non-cash expenses                                                                 (1,247)          2,324          26,888
     Changes in operating assets and liabilities:
          Decrease in restricted cash                                                           --              --         218,606
          Decrease (increase) in accounts receivable                                       887,387        (294,089)      1,143,322
          Decrease (increase) in income taxes receivable                                   (46,723)        951,256              --
          Decrease (increase) in other receivables                                          58,035        (460,046)        264,589
          Decrease (increase) in prepaid expenses and supplies                            (605,183)         80,066        (599,553)
          (Increase) in other assets                                                      (497,920)     (1,009,400)       (144,101)
          Increase (decrease) in accounts payable, employee compensation and
               benefits, medical claims payable, and accrued expenses                       17,274      (4,592,617)        758,732
          (Decrease) in payable to health insurance program                                     --              --        (661,248)
          Increase (decrease) in other noncurrent liabilities                              117,883        (118,495)       (749,532)
                                                                                      ------------    ------------    ------------

Net cash provided by operating activities                                               11,488,453       7,731,364       9,349,201
                                                                                      ------------    ------------    ------------

Investing activities:
     Purchase  of property and equipment                                                  (985,057)       (864,049)     (1,412,441)
     Proceeds from sale of equipment                                                         5,275           9,569          13,485
     Payment for purchase of Professional Psychological Services, Inc., net of cash
          acquired                                                                              --      (1,240,834)     (1,898,230)
     Payment for purchase of Clay Care, Inc., net of cash acquired                              --              --        (913,634)
     Payment for purchase of Geriatric Medical Care Inc., net of cash acquired                  --              --      (4,577,970)
     Payment for purchase of Acorn Behavioral HealthCare Management Corporation
        net of cash acquired                                                                    --     (12,726,120)             --
     Payment for purchase of Resources in Employee Assistance and Corporate Health,
        Inc., net of cash acquired                                                      (1,936,352)             --              --
     Payment for purchase of ChoiceHealth, Inc.  net of cash acquired                   (1,847,390)             --              --
     Payment for purchase of  FPM Behavioral Health, Inc., net of cash acquired                 --     (19,449,488)             --
     Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.              2,423,531              --              --
                                                                                      ------------    ------------    ------------

Net cash used in investing activities                                                   (2,339,993)    (34,270,922)     (8,788,790)
                                                                                      ------------    ------------    ------------

Financing activities:
     Payments on long-term debt                                                        (20,605,531)     (6,520,583)     (4,114,862)
     Borrowing under lines of credit                                                    14,500,000      32,500,000              --
     Payment on notes receivable for purchase of common stock                                   --              --          25,000
     Net proceeds from stock options exercised                                             102,253         474,634         164,239
     Tax benefit associated with stock options exercised                                 1,236,320         773,229         511,949
     Purchase of treasury stock                                                         (5,617,400)             --              --
     Issuance of treasury stock                                                            470,111              --              --
                                                                                      ------------    ------------    ------------

Net cash provided by (used in) financing activities                                     (9,914,247)     27,227,280      (3,413,674)
                                                                                      ------------    ------------    ------------

Change in cash during transition period                                                         --              --          23,465
Net (decrease) increase in cash and cash equivalents                                      (765,787)        687,722      (2,829,798)
Cash and cash equivalents at beginning of year                                           6,204,297       5,516,575       8,346,373
                                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                                              $  5,438,510    $  6,204,297    $  5,516,575
                                                                                      ============    ============    ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
          Interest                                                                    $  1,450,459    $    778,962    $    402,003
                                                                                      ============    ============    ============
          Income taxes                                                                $  3,616,830    $  5,212,080    $  4,584,015
                                                                                      ============    ============    ============

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 1999 (A)        1998 (B)        1997 (C)
                                               ------------    ------------    ------------
Non-cash investing activities:
               Fair value of assets acquired   $  4,527,904    $ 39,717,058    $  9,004,431
               Cash paid                         (1,626,167)    (33,967,191)     (7,524,968)
                                               ------------    ------------    ------------
               Liabilities assumed             $  2,901,737    $  5,749,867    $  1,479,463
                                               ============    ============    ============


(A) Acquisition of ChoiceHealth, Inc., Resource in Employee Assistance and Corporate Health, Inc., and the purchase price adjustments of FPM Behavioral Health, Inc. during fiscal year 1999.

(B) Acquisition of Acorn Behavioral Health Care Management Corporation, FPM Behavioral Health, Inc., and additional payments for the acquisition of the remaining 20% of the common stock of Professional Psychological Services, Inc., during fiscal year 1998.

(C) Acquisition of Geriatric Medical Care, Inc., Clay Care, Inc., and payment for the acquisition of 80% of the common stock of Professional Psychological Services, Inc., during fiscal year 1997.




                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1999 AND 1998

1.       ORGANIZATION

         Horizon Health Corporation ("the Company"), formerly known as Horizon Mental Health Management, Inc., is a provider of employee assistance programs ("EAP") and mental health services to businesses and managed care organizations, as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

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

         On March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation ("Geriatric"), and Clay Care, Inc., a Texas corporation ("CCI"), and they have been consolidated with the Company as of March 15, 1997 (see
         Note 3).

         On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc. ("Specialty"). Specialty was a privately held contract manager of mental health and physical rehabilitation treatment programs for general acute care hospitals. The exchange has been accounted for under the pooling of interests method. Accordingly, the 1997 financial statements presented have been restated to include the results of Specialty (see Note 3).

         Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn Behavioral Health Care Management Corporation ("Acorn"), a Pennsylvania corporation, and Acorn has been consolidated with the Company as of October 31, 1997. Effective February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. On March 10, 1998, the Company acquired the remaining four percent (4%) of the outstanding common stock of PPS. These acquisitions have been consolidated with the Company as of their respective effective dates. Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. ("FPM") of Orlando, Florida. FPM has been consolidated with the Company as of June 1, 1998 (see Note 3). Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado. ChoiceHealth has been consolidated with the Company as of October 5, 1998 (see Note 3). Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH"). REACH has been consolidated with the Company as of April 1, 1999 (see Note 3).

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION: The consolidated financial statements include those of the Company and its wholly-owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

         CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

         PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over the assets' estimated useful lives. The useful lives of furniture and fixtures and computer equipment are estimated to be five years and three years, respectively. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

         CONTRACTS: Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years.

         GOODWILL: Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over 40 years.

         LONG-LIVED AND INTANGIBLE ASSETS: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of." Under SFAS 121, the Company recognizes impairment losses on property and equipment and intangible assets whenever events or changes in circumstances indicate that the carrying amount of long-lived assets, on an individual property basis, may not be recoverable through undiscounted future cash flows. Such losses are determined using estimated fair value or by comparing the sum of the expected future net cash flows to the carrying amount of the asset. Impairment losses are recognized in operating income, as they are determined.

         COMMON STOCK REPURCHASE PROGRAM: On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are to be added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock repurchases utilize available cash and borrowings under the Company's bank facilities. The Company repurchased 766,100 shares of its common stock as of August 31, 1999, of which 162,778 has been reissued pursuant to the exercise of certain stock options. The Company accounts for the treasury stock using the cost method.

         REVENUE: Contract management revenue is reported at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods, as final settlement is determined. Contract management revenue is based on various criteria such as a per diem calculation using patients per day, a fixed fee, numbers of admissions or discharges, direct expenses, or any combination of the preceding depending on the specific contract.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Premium and fees revenue includes capitated patient services revenues, which are defined by contract and are calculated on a per-member/per-month fee, a fixed fee, and/or a fee for service basis. Capitated revenue is accrued in a similar manner as contract management revenue. For certain contracts the Company bears the economic risk if capitated revenue is insufficient to meet the cost of behavioral health care services incurred by covered members. At August 31, 1999, capitated revenue was more than sufficient to meet these costs.

         Some management contracts include a clause, which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied, the Company records an allowance for 100% of the potential amount to be repaid. Management believes it has adequately provided for potential adjustments that may result from final settlement of these denials.

         Except for the state of Florida, where the Company derives approximately 18.9% of its revenues, the customers of the Company are not concentrated in any specific geographic region. The customers of the Company's contract management services are concentrated in the health care industry.

         ADVERTISING COSTS: The Company expenses advertising costs as incurred.

         MEDICAL CLAIMS: Outstanding claims include medical claims and related expenses reported but not paid and an estimate of costs incurred but not reported (IBNR) to the Company by health care providers. Management of the Company estimates IBNR costs utilizing the Company's historical experience and current factors.

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

         EARNING PER SHARE: Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options and warrants were exercised. Such dilutive potential common shares are calculated using the treasury stock method. All prior-period earnings per share data presented have been restated in accordance with SFAS 128. All shares and per share data, except par value per share, have been retroactively adjusted to reflect a three for two stock split effected as a 50% stock dividend by the Company on January 31, 1997.

         SEGMENT INFORMATION: In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal structure that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires certain disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company but did result in changes in the disclosure of segment information (see
         Note 12).

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         FINANCIAL INSTRUMENTS: Financial instruments consist of cash and cash equivalents, accounts receivable, current liabilities and long-term debt obligations. The carrying amounts reported in the balance sheets for these financial instruments approximate fair value.

         USE OF ESTIMATES: The Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period in order to prepare the financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       ACQUISITIONS

         REACH, INC.

         Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH") of Murray Hill, New Jersey, and REACH has been consolidated with the Company as of April 1, 1999. The Company accounted for the acquisition of REACH by the purchase method. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had total revenues of approximately $1.4 million (unaudited) for the ten months ending March 31, 1999. As of August 31, 1999, the preliminary allocation of the purchase price exceeded the fair value of REACH's tangible net assets by $2,326,846, of which $2,054,791 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $150,496 and $477,342, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

         CHOICEHEALTH, INC.

         Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado, and ChoiceHealth has been consolidated with the Company as of October 5, 1998. The company accounted for the acquisition of ChoiceHealth by the purchase method. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth had total revenues of approximately $7.6 million (unaudited) for the eight months ended August 31, 1998. As of August 31, 1999, the preliminary allocation of the purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $3,114,436, of which $2,935,427 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $834,928 and $1,899,666, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

         FPM BEHAVIORAL HEALTH, INC.

         Effective June 1, 1998, the Company acquired all of the outstanding capital stock of FPM Behavioral Health, Inc. of Orlando, Florida, and FPM has been consolidated with the Company as of June 1, 1998. The Company accounted for the acquisition of FPM by the purchase method. FPM provides managed behavioral health care services, employee assistance programs and other related health care services to health maintenance organizations and self-insured employers. FPM had total revenues of approximately $19.9

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         million for the nine months ended March 31, 1998 and, at February 28, 1998, FPM had 46 contracts covering 1,135,000 lives in nine states. FPM provides its services both through health care professionals employed by FPM and through independent health care professionals that have been contracted with FPM on a fee-for-service basis. At April 1998, the FPM provider network was composed of over 2,000 providers. The purchase price was $20.0 million in cash, subject to certain post closing adjustments, and was funded by incurring debt of $20.0 million under the term loan facility. The preliminary allocation of the purchase price exceeded the fair value of FPM's tangible net assets by $22,170,668, of which $20,665,912 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,301,876 and $5,472,544, respectively. During the fiscal year ending August 31, 1999, the Company received post-closing adjustments, net of tax effects, of $1,222,193 and $1,201,337. After the adjustments, the purchase price exceeded the fair value of FPM's tangible net assets by $20,293,784 of which $18,789,028 is recorded as goodwill and $1,504,756 as service contracts. Tangible assets acquired and liabilities assumed totaled $3,279,957 and $5,997,271, respectively.

         The unaudited pro forma combined results of the Company and FPM for the years ended August 31, 1997 and 1998 after giving effect to certain pro forma adjustments are presented at the end of this footnote.

         ACORN

         Effective October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn. The Company accounted for the acquisition of Acorn by the purchase method. Acorn provides employee assistance programs and other related services to self-insured employers. Acorn had total revenues of approximately $7.0 million for the year ended August 31, 1997. The purchase price of approximately $12.7 million in cash was funded from $1.7 million of working capital and $11.0 million from an advance under the Company's existing revolving credit facility with Texas Commerce Bank, N.A., (now known as Chase Bank of Texas, National Association). The purchase price exceeded the fair value of Acorn's tangible net assets by $12,629,261, of which $9,258,513 is recorded as goodwill and $3,370,748 as service contracts. Tangible assets acquired and liabilities assumed totaled $274,929 and $177,832 respectively.

         The unaudited pro forma combined results of operations of the Company and Acorn for the years ended August 31, 1997 and 1998 after giving effect to certain pro forma adjustments are presented at the end of this footnote.

         SPECIALTY HEALTHCARE MANAGEMENT, INC.

         On August 11, 1997, the Company exchanged 1,400,000 shares of its common stock for all of the outstanding common stock of Specialty Healthcare Management, Inc. (see Note 10). The exchange has been accounted for under the pooling of interests method. Accordingly, the 1997 financial statements presented have been restated to include the results of Specialty. Prior to the exchange Specialty prepared its financial statements on a December 31 calendar year end which has subsequently been changed to conform to the Company's fiscal year end.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Combined and separate results of Horizon and Specialty during the period preceding the exchange were as follows (in thousands):

                                                                Nine months
                                                                   ended
                                                                May 31, 1997
                                                                (unaudited)
                                                                ------------
                         Revenues:
                         Horizon                                    $57,894
                         Specialty                                   23,286
                         Combined                                    81,180

                         Net Income:
                         Horizon                                     $5,483
                         Specialty                                      871
                         Combined                                     6,354

         The Company incurred merger expenses of $3,527,671, before a related tax benefit of $1,340,515, for legal, investment banking and accounting fees.

         GERIATRIC MEDICAL CARE, INC.

         Effective March 15, 1997, the Company purchased all of the outstanding capital stock of Geriatric Medical Care, Inc., a Tennessee corporation, and Geriatric has been consolidated with the Company as of March 15, 1997. The Company accounted for the acquisition of Geriatric by the purchase method. Geriatric is a contract manager of mental health services for acute care hospitals. Geriatric had total revenues of approximately $5.7 million in 1996 and, at March 15, 1997, had 18 management contract locations, of which three were not yet in operation. The purchase price of approximately $4.6 million, of which approximately $4.3 million was paid, at closing from existing cash of the Company, included retiring essentially all of Geriatrics' outstanding debt. The final purchase price payment of $270,000 was made on April 16, 1997. The purchase price exceeded the fair value of Geriatrics' tangible net assets by $5,005,986, of which $4,498,038 is recorded as goodwill and $507,948 as management contracts. Tangible assets acquired and liabilities assumed totaled $1,042,683 and $1,421,931, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

         PPS

         Cash payments for the purchase of eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc., also known as Professional Psychological Services, Inc., and PPS net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997. On February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. The Company accounted for the acquisition of PPS by the purchase method. The purchase price of $831,879 was based primarily on a multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair market value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On March 10, 1998, the Company acquired the remaining four percent (4%) of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The Company accounted for the acquisition by the purchase method. The purchase price exceeded the fair value of PPS's tangible assets acquired by

         $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. The acquisitions were funded by incurring debt of approximately $1.0 million under the term loan facility. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

         The following unaudited pro forma financial information gives effect to the acquisitions by the Company of Acorn and FPM as if the acquisitions occurred on September 1, 1996.

                                                                                Year Ended August 31,
                                                                       ---------------------------------------
                                                                           1998                       1997
                                                                       ------------              -------------
               Revenue                                                 $145,063,467              $ 139,688,095
                                                                       ============              =============

               Net Income                                              $  9,245,713              $   6,286,235
                                                                       ============              =============

               Net Income per common share:
                    Basic                                              $       1.30              $        0.91
                                                                       ============              =============

                    Diluted                                            $       1.19              $        0.82
                                                                       ============              =============



4.     ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31, 1999 and 1998:

                                                                                               August 31,
                                                                               ---------------------------------------
                                                                                    1999                      1998
                                                                                ------------              ------------
       Reserve for contract adjustments                                         $  1,191,758               $   920,295
       Health insurance                                                              852,669                   853,561
       Other                                                                       3,933,277                 3,158,715
                                                                                ------------              ------------

                                                                                $  5,977,704              $  4,932,571
                                                                                ============              ============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.       LONG-TERM DEBT

         At August 31, 1999 and 1998 long-term debt consisted of:

                                                                                         August 31,
                                                                              --------------------------------
                                                                                 1999                 1998
                                                                              -----------          -----------
       Chase Bank of  Texas, National Association - Advance Term Loan
       Facility                                                               $20,000,000          $23,000,000
       Chase Bank of  Texas, National Association - Revolving Credit
       Facility                                                                         -            3,000,000
       SANWA Leasing Corporation                                                        -               29,371
       Borealis Note                                                               35,706                    -
                                                                              -----------          -----------
                                                                               20,035,706           26,029,371
                                                                              -----------          -----------
       Less current maturities                                                  3,373,706               18,470
                                                                              -----------          -----------
                                                                              $16,662,000          $26,010,901
                                                                              ===========          ===========

         The aggregate maturities of long-term debt during the next five fiscal years are $3,373,706 in 2000; $4,000,000 in 2001; $4,000,000 in 2002;
         $8,662,000 in 2003; and $0 in 2004.

         Effective September 29, 1995, the Company entered into a loan agreement with Texas Commerce Bank (now known as Chase Bank of Texas, National Association) for a revolving line of credit with maximum advance commitment of $11,000,000. On October 16, 1997, the Company increased its existing revolving line of credit from $11.0 million to $14.0 million.

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements and a $40.0 million advance term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. The New Credit Facility replaced the Company's existing $14.0 million revolving credit facility. As of August 31, 1999, the Company has borrowings of $20.0 million outstanding against the now $29.0 million term loan facility and no borrowing outstanding against the $10.0 million revolving credit facility.

         The Revolving Credit Facility terminates November 30, 2000 and the Advance Term Loan Facility has a term of five years, with drawdowns available until November 30, 1999. Amounts outstanding under the Advance Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the New Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000) and unused portion of the Advance Term Loan Facility (until November 30, 1999). The Company's interest rate under the New Credit Facility was 6.5% at August 31, 1999.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. If the aggregate outstanding principal amount of the Advance Term Loan Facility equals or exceeds Fifteen Million Dollars ($15,000,000) as of the date ninety (90) days after the end of a Fiscal year (the "Excess Cash Flow Payment Date") beginning with the fiscal year ending August 31, 1998, then Borrower shall repay the Advance Term Loan Facility on or before the Excess Cash Flow Date relating to such fiscal year in an amount equal to fifty percent (50%) of the Excess Cash Flow, as defined, calculated for the fiscal year then most recently ended on the basis of the audited financial statements for such fiscal year. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The New Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company. The Company was subject to an excess cash flow prepayment requirement of approximately $4.5 million for fiscal year 1999, all of which had been paid as of August 31, 1999.

         The Company acquired a custom software system upon the acquisition of ChoiceHealth (see Note 3). The software system is financed by a note to Borealis Software Systems, Inc., the company who designed the system.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         On September 1, 1998, the Company canceled 351,250 options with exercise prices ranging from $14.167 to $26.00, and granted 141,040 options with an exercise price of $7.00, the fair market value at the date of grant. In addition, the Company granted 424,000 options to employees and directors on September 1, 1998, with an exercise price of $7.00, the fair market value at the date of grant. The following table summarizes the status of the Plans:

                                              1999                        1998                             1997
                                   ---------------------------  ---------------------------    ----------------------------
                                                  Weighted                     Weighted                        Weighted
                                                  Average                       Average                         Average
                                     Options    Exercise Price    Options    Exercise Price     Options      Exercise Price
                                   -----------  --------------  -----------  --------------    ----------    --------------
      Outstanding at beginning of
        year                        1,361,293         7.69      1,451,843      $    4.62         1,521,328      $    4.04
           Granted                    680,040         7.05        186,500          23.37            49,500          20.15
           Exercised                  198,716         3.14        265,050           1.79            90,735           1.81
           Expired or canceled        489,777        16.22         12,000          10.31            28,250           9.72

      Outstanding at end of year    1,352,840         4.95      1,361,293      $    7.69         1,451,843      $    4.62

      Exercisable at end of year      710,310         2.80        781,113      $    2.96           728,166      $    1.98

      Available for grant at end
        of year                       418,487            -        608,750              -           283,250              -


       The following table summarizes information about options outstanding under the Plans at August 31, 1999:

                                                    Options Outstanding                           Options Exercisable
                                    -----------------------------------------------------  -----------------------------------
                                                         Weighted
                                                          Average          Weighted                             Weighted
                                                         Remaining          Average                             Average
                                         Number         Contractual        Exercise           Number            Exercise
         Range of Exercise Price      Outstanding          Life              Price          Outstanding          Price
         -------------------------  -----------------  --------------  ------------------  --------------  -------------------
         $  0.50 - $  4.00                   638,875            3.94           $    2.11         627,087            $    2.07
         $  7.42 - $  9.75                   709,965            8.55                7.40          83,223                 8.32
         $ 14.17 - $ 26.00                     4,000            8.01               23.75               -                    -

         The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 1999, 1998 and 1997 net earnings and earnings per share would have been:

                                                                     1999                    1998                   1997
                                                                  -----------            -----------            -----------
          Net Earnings
               As reported                                        $ 6,900,761            $ 9,731,995            $ 6,656,016
               Pro forma (unaudited)                              $ 6,175,069            $ 9,438,256            $ 6,549,799

          Earnings per share
               Basic
                    As reported                                   $      1.00            $      1.37            $      0.96
                    Pro forma (unaudited)                         $      0.90            $      1.33            $      0.95
               Diluted
                    As reported                                   $      0.96            $      1.26            $      0.87
                    Pro forma (unaudited)                         $      0.86            $      1.22            $      0.85

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                            1999                1998               1997
                                                       ----------------    ---------------    ----------------
                 Risk free interest rate                        5.1%              6.1%              6.3%
                 Expected life (years)                          6.4               6.6               6.6
                 Expected volatility                           53.1%             30.4%             30.3%
                 Expected dividend yield                        0.0%              0.0%              0.0%

         In accordance with SFAS 123, the weighted average fair value of options granted during 1999, 1998 and 1997 was $4.07, $10.59, and $7.28 respectively.

7.       RETIREMENT PLAN

         The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make matching contributions at its discretion. For the years ended August 31, 1999, 1998 and 1997 the Company made matching contributions of approximately $466,000, $254,000, and $534,000 respectively.

8.       INCOME TAXES

         Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense is comprised of the following components:

                                                             Federal                    State                      Total
                                                          ------------               -----------               ------------
       Year ended August 31, 1999
            Current                                       $  3,967,561               $   835,410               $  4,802,971
            Deferred                                          (215,987)                  (24,687)                  (240,674)
                                                          ------------               -----------               ------------

                                                          $  3,751,574               $   810,723               $  4,562,297
                                                          ------------               -----------               ------------

       Year ended August 31, 1998
            Current                                       $  5,526,322               $   968,030               $  6,494,352
            Deferred                                            16,471                     3,989                     20,460
                                                          ------------               -----------               ------------

                                                          $  5,542,793               $   972,019               $  6,514,812
                                                          ------------               -----------               ------------

       Year ended August 31, 1997
            Current                                       $  3,957,913               $   465,636               $  4,423,549
            Deferred                                            84,230                     9,909                     94,139
                                                          ------------               -----------               ------------

                                                          $  4,042,143               $   475,545               $  4,517,688
                                                          ============               ===========               ============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The components of the net deferred tax asset at August 31, 1999 and 1998 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                                                       1999                      1998
                                                                                   ------------              ------------
       Contracts                                                                   $ (1,252,205)             $ (1,165,792)
       Goodwill                                                                        (995,620)                 (768,671)
                                                                                   ------------              ------------

       Deferred tax liabilities                                                      (2,247,825)               (1,934,463)
                                                                                   ------------              ------------

       Accounts receivable                                                            1,365,896                   708,064
       Vacation accruals                                                                611,819                   638,918
       Fixed assets/intangibles                                                         271,781                   171,757
       Miscellaneous accruals                                                           167,111                   659,898
       Net operating loss carryforward                                                  698,345                   435,174
                                                                                   ------------              ------------
       Deferred tax assets                                                            3,114,952                 2,613,811
                                                                                   ------------              ------------
       Net deferred tax asset                                                      $    867,127              $    679,348
                                                                                   ============              ============

         At August 31, 1999, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $1,800,000. These carryforwards, subject to annual utilization limits, may be utilized to offset future years' income and will begin to expire during 2006 if unused prior to that date.

         The following is a reconciliation of income taxes between the U.S. federal income tax rate and the Company's effective income tax rate:

                                                                       1999                1998              1997
                                                                   -----------         -----------       -----------
     Federal income taxes based on 35% of book income
     (34% in 1997)                                                 $ 4,012,071         $ 5,698,268       $ 3,846,623
     Meals and entertainment, goodwill amortization
     and other permanent adjustments                                   280,854             252,838           198,464
     State income taxes and other adjustments                          269,372             563,706           472,601
                                                                   -----------         -----------       -----------

                                                                   $ 4,562,297         $ 6,514,812       $ 4,517,688
                                                                   ===========         ===========       ===========
     Effective Income Tax Rate                                              40%                 40%               40%
                                                                   ===========         ===========       ===========

9.       COMMITMENTS AND CONTINGENCIES

         The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

               Years ended August 31,
                    2000                                       $  1,914,641
                    2001                                          1,636,377
                    2002                                          1,075,189
                    2003                                            619,380
                    2004                                            392,590
                                                               ------------
                                                               $  5,638,177
                                                               ============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         Rent expense for the years ended August 31, 1999, 1998, and 1997 was $2,325,321, $1,385,301 and $980,573, respectively.

         The Company leases a building occupied by its executive offices and National Support Center in Lewisville, Texas. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term, September 2001, if it is not sold to a third party, or the Company does not extend its lease. The Company's current intention is to extend the lease.

         The Company is insured for professional and general liability on a claims-made policy basis, with additional tail coverage being obtained when necessary. Management is not aware of claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

         Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The limitations have resulted, in some cases, in decreased amounts being reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, resulted in a negotiated reduction in the Company's contract management fees and in other cases has resulted in the termination or nonrenewal of the management contract. Certain of the Company's existing contracts may be similarly renegotiated.

         Recent amendments to the Medicare statutes provide for the elimination of cost based reimbursement of mental health partial hospitalization services effective upon 90 days notice from Medicare, but not earlier than January 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change may adversely affect the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         In addition, recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period beginning October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on the Medicare prospective payment system utilizing a fixed reimbursement amount for specified diagnoses could lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

         The Company is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation, net of any applicable insurance coverage, would not be in excess of recorded reserves and would not have a material adverse effect on the Company's financial position or results of operations.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.      COMMON STOCK AND WARRANTS

         As part of the purchase of National Medical Management Services, effective January 3, 1995 (see Note 1), the Company issued warrants to National Medical Enterprises, Inc. to purchase 171,793 shares of common stock at an exercise price of $0.000558 per share. The warrants were exercisable at any time subsequent to January 3, 1997 and the exercise price and number of shares were adjustable to maintain proportional ownership of the Company. The value of the warrants at the date of issuance was determined to be $389,350. The remaining warrants of 179,178 at August 11, 1997 were exercised in connection with the Specialty exchange (see Note 3). In conjunction with the purchase transaction the Company issued additional shares to existing management shareholders, other senior management and an outside shareholder. The proceeds from the sale of these shares were used in the purchase transaction. Certain management acquired shares through note receivable arrangements and the outstanding balance on these notes has been reflected as a reduction of stockholders' equity in the accompanying Statements of Stockholders' Equity. These notes were paid in full as of August 31, 1997.

         The Board of Directors of the Company approved a three-for-two stock split effected in the form of a 50% stock dividend, pursuant to which one additional share of common stock of the Company was issued on January 31, 1997 for every two shares of common stock held by stockholders of record at the close of business on January 22, 1997. As a result of such stock split/dividend, a total of $18,253 originally recorded as additional paid in capital was reclassified as common stock. Such stock split/dividend has been retroactively reflected in the consolidated financial statements included herein. Upon effecting the stock split/dividend, the stock options and their related exercise prices were adjusted proportionately.

11.      EARNINGS PER SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All prior earnings per share data presented have been restated in accordance with SFAS 128.

         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income.

                                                    FOR THE YEARS ENDED AUGUST 31,
                           -----------------------------------------------------------------------------
                                             1999                                 1998
                           -------------------------------------   ------------------------------------
                              Income         Shares    Per Share    Income        Shares      Per Share
                            Numerator     Denominator    Amount    Numerator    Denominator    Amount
                            ---------     -----------  ---------   ---------    -----------   ---------
Net Income .............    $6,900,761                            $9,731,995
Basic EPS ..............     6,900,761      6,874,646   $  1.00    9,731,995     7,120,303     $  1.37
                                                        =======                                =======

Effect of Dilutive
Securities
Warrants and options ...                      325,031                              634,164
                                            ---------                            ---------
Diluted EPS ............    $6,900,761      7,199,677   $  0.96   $9,731,995     7,754,467     $  1.26
                            ==========      =========   =======   ==========     =========     =======
                                FOR THE YEARS ENDED AUGUST 31,
                             -----------------------------------
                                            1997
                             -----------------------------------
                              Income        Shares     Per Share
                             Numerator    Denominator    Amount
                             ---------    -----------  ---------
Net Income .............    $6,656,016
Basic EPS ..............     6,656,016    6,928,827    $  0.96
                                                       =======

Effect of Dilutive
Securities
Warrants and options ...                    752,442
                                          ---------
Diluted EPS ............    $6,656,016    7,681,269    $  0.87
                            ==========    =========    =======

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         During 1999, 1998, and 1997 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

                     QUARTER ENDED               OPTIONS EXCLUDED           OPTION PRICE RANGE
              ----------------------------- ---------------------------- --------------------------
                    August 31, 1999                   176,700                 $ 7.42 - $23.75
                      May 31, 1999                    152,971                 $ 7.42 - $23.75
                   February 28, 1999                  707,036                 $ 6.91 - $23.75
                   November 30, 1998                  163,390                 $ 7.42 - $23.75
                    August 31, 1998                   355,250                $ 14.17 - $26.00
                      May 31, 1998                    182,500                $ 23.75 - $26.00
                   February 28, 1998                  183,222                $ 22.00 - $26.00
                   November 30, 1997                   15,000                          $26.00
                    August 31, 1997                     5,054                          $26.00

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12.      SEGMENT INFORMATION

         The Company has determined that its reportable segments are appropriately based on its method of internal reporting, which disaggregates its business by services category in a manner consistent with the Company's Consolidated Statements of Income format. The Company's reportable segments are Horizon Behavioral Services, Horizon Mental Health Management, Specialty Rehab Management, and Mental Health Outcomes. See (A) through (E) below for a description of the services provided by each of the identified segments. The Company's business is conducted solely in the United States.

         The following schedule represents revenues and operating results for the twelve months ended August 31, 1999, 1998, and 1997, respectively, by operating division/segment:


                              (A)           (B)            (C)            (D)             (E)
                                          Horizon
                            Horizon        Mental       Specialty        Mental
                          Behavioral       Health         Rehab          Health                       Intercompany
1999                       Services      Management     Management      Outcomes         Other**      Eliminations**  Consolidated
                         ------------   ------------   ------------   ------------    ------------    ------------    ------------
Revenues                 $ 47,009,295   $ 87,980,741   $ 10,350,225   $    450,228    $    209,860    $         --    $146,000,349
  Intercompany Revenues        66,152             --             --      1,723,471              --      (1,789,623)             --

EBITDA *                    3,090,340     21,429,316        894,764        134,466      (8,450,528)             --      17,098,358

Total Assets               44,309,775     57,879,903      4,822,588        366,276      25,248,087     (46,090,884)     86,535,745


1998
Revenues                 $ 20,984,877   $ 93,935,470   $  8,770,758   $     29,290    $     97,454    $         --    $123,817,849
  Intercompany Revenues        17,379             --             --      1,665,223              --      (1,682,602)             --

EBITDA *                    2,284,340     24,413,451        853,424        (89,310)     (8,088,662)             --      19,373,243

Total Assets               43,586,048     50,264,641      3,845,744        315,144      43,347,967     (54,687,476)     86,672,068


1997
Revenues                 $  5,682,323   $ 93,875,872   $  8,980,549   $         --    $    728,051    $         --    $109,266,795
  Intercompany Revenues            --             --             --      1,316,940              --      (1,316,940)             --

EBITDA *                      998,367     20,407,925        161,331        432,014      (8,604,576)             --      13,395,061

Total Assets                1,491,202     47,304,233      2,182,475        438,717      10,670,465     (13,358,685)     48,728,407

* Earnings before interest, taxes, depreciation and amortization (divisional operating profit).
** Changes in the reporting relationships of subsidiaries cause fluctuations between periods.

(A) Horizon Behavioral provides managed care and employee assistance programs.
(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.
(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(D) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs.
(E) "Other" represents the Company's corporate offices and National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries. FY1997 includes revenues of $728,000 for Mt. Crest hospital related to an audited cost report adjustment.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal 1999 and 1998:

                                                              Operating               Net                  Earnings Per Share
                                          Revenues              Income               Income             Basic            Diluted
                                       -------------         ------------          -----------         -------------------------
   Quarter Ended:

    August 31, 1999                    $  37,106,456          $ 3,241,240          $ 1,784,950         $  0.26           $  0.25
    May 31, 1999                          36,400,687            3,127,834            1,710,414            0.25              0.24
    February 28, 1999                     36,644,644            3,004,886            1,638,970            0.24              0.23
    November 30, 1998                     35,848,562            3,264,798            1,766,427            0.25              0.24
                                       -------------         ------------          -----------         -------           -------
    Total Year                         $ 146,000,349         $ 12,638,758          $ 6,900,761         $  1.00           $  0.96

    August 31, 1998                    $  36,267,360          $ 3,515,548          $ 1,925,779         $  0.27           $  0.25
    May 31, 1998                          28,827,606            4,081,228            2,726,335            0.38              0.35
    February 28, 1998                     29,400,471            4,417,075            2,555,886            0.36              0.33
    November 30, 1997                     29,322,412            4,193,319            2,523,995            0.36              0.33
                                       -------------         ------------          -----------         -------           -------
    Total Year                         $ 123,817,849         $ 16,207,170          $ 9,731,995         $  1.37           $  1.26

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule...................................................S-2

Schedule VIII Valuation and Qualifying Accounts.....................................................................S-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Horizon Health Corporation


Our audits of the consolidated financial statements referred to in our report dated October 14, 1999 appearing on page F - 2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule as listed in
Item 14(a) of the Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.







PricewaterhouseCoopers LLP
Dallas, Texas
October 14, 1999

                           HORIZON HEALTH CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS




                                                            Additions
                                         Balance at        Charged to        Uncollectible                              Balance
                                         Beginning          Costs and          Accounts                                  at end
                                         Of Period          Expenses          Written off        Adjustments           of Period
                                         ---------          --------          -----------        -----------           ---------
Year ended August 31, 1995:
Allowance for doubtful accounts          $  756,976     $  1,680,396         $ (1,331,434)     $ 249,099   (1,2)      $ 1,355,037

Year ended August 31, 1996:
Allowance for doubtful accounts           1,355,037        1,435,049             (343,990)       (58,474)  (2)          2,387,622

Year ended August 31, 1997:
Allowance for doubtful accounts           2,387,622        3,033,693           (4,023,355)       (40,537)  (2)          1,357,423

Year ended August 31, 1998:
Allowance for doubtful accounts           1,357,423          759,467             (401,910)       187,132   (3)          1,902,112

Year ended August 31, 1999:
Allowance for doubtful accounts         $ 1,902,112          588,705           (1,109,363)      1,599,425  (3,4)      $ 2,980,849






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

(4) Adjustment includes a recovery of $1.75 million related to one former Specialty contract.

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                    DESCRIPTION
   -------                    -----------
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

     10.1    - Agreement dated August 31, 1999 between Horizon Health
               Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (filed herewith).

     10.2    - Letter Loan Agreement dated December 20, 1995 among North
               Central Development Company, as borrower, Texas Commerce Bank,
               National Association, ("TCB") as lender, and Horizon Mental
               Health Management, Inc., a Delaware corporation, Horizon Mental
               Health Management, Inc., a Texas corporation, and Mental Health
               Outcomes, Inc., a Delaware corporation, as guarantors
               (incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               November 30, 1995 (the "November 1995 Form 10-Q").

     10.3    - First Amendment to Letter Loan Agreement and Note Modification
               Agreement dated December 9, 1997 among North Central Development
               Company and its subsidiaries and TCB (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997.)

     10.4    - Second Amendment to Credit Agreement and Third Amendment to
               Letter Loan Agreement dated as of September 30, 1998, among the
               Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1998).

     10.5    - Third Amendment to Credit Agreement and Fourth Amendment to
               Letter Loan Agreement dated as of November 6, 1998, among the
               Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (filed herewith).

     10.6    - Fourth Amendment to Credit Agreement and Fifth Amendment to
               Letter Loan Agreement dated as of October 12,, 1999, among the
               Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (filed herewith).

     10.7    - Lease Agreement dated as of December 20, 1995 between North
               Central Development Company and Horizon Mental Health Management,
               Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the November 1995 Form 10-Q).

     10.8    - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended
               (incorporated herein by reference to Exhibit 10.52 of Amendment
               No. 2 to the Company's Form S-1).

     10.9    - Horizon Mental Health Management, Inc. 1995 Stock Option Plan
               (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

     10.10   - Horizon Mental Health Management, Inc. Amended and Restated
               1995 Stock Option Plan for Eligible Outside Directors
               (incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q).

     10.11   - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan
               (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.12   - Amendments to 1995 Stock Option Plan and 1995 First Amended and
               Restated Stock Option Plan for Eligible Outside Directors
               (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

     10.13   - Amendment to 1995 Amended and Restated Stock Option Plan for
               Eligible Outside Directors (filed herewith).

     10.14 - Horizon Health Corporation 1998 Stock Option Plan (filed herewith).

     10.15   - Horizon Mental Health Management Contingent Bonus Plan
               (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

     10.16 - Horizon Health Corporation Bonus Plan Fiscal 1999 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
               Report on Form 10-K for the fiscal year ended August 31, 1998).

     10.17 - Horizon Health Corporation Bonus Plan Fiscal 2000 (filed herewith).

     10.18 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form
               8-K dated September 1, 1997).

     10.19   - Stock Purchase Agreement, dated October 20, 1997, among the
               Company, Dr. Melvyn S. Goldsmith, Ph.D., Barbara C. Goldsmith and
               Acorn Behavioral HealthCare Management Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current
               Report on Form 8-K dated September 1, 1997).

     10.20   - Credit Agreement dated December 9, 1997 among the Company,
               Texas Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

     10.21   - Stock Purchase Agreement dated as of May 1, 1998, by and among
               Ramsay Managed Care, Inc., Ramsay Health Care, Inc., and the
               Company (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 1998).

     11      - Statement Regarding Computation of Per Share Earnings (filed herewith).

     21      - List of Subsidiaries of the Company (filed herewith).

     23      - Consent of PricewaterhouseCoopers LLP (filed herewith).

     27      - Financial Data Schedule (filed herewith).