Form 10-Q
period 1999-11-30
HORIZON HEALTH CORP /DE/
filed 1999-12-22
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1999

                                       or

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

                            Yes [x]           No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of December 21, 1999, was 6,241,228.

                                      INDEX

                           HORIZON HEALTH CORPORATION





PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of August 31, 1999
                  and November 30, 1999 (unaudited).........................................3

                  Consolidated Statements of Operations for the three months ended
                  November 30, 1999 and 1998 (each unaudited)...............................5

                  Consolidated Statements of Cash Flows for the three months ended November 30, 1999 and 1998 (each unaudited).........................6

                  Notes to Consolidated Financial Statements (unaudited)....................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS.......................................................11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................19

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                           NOVEMBER 30, 1999   AUGUST 31, 1999
                                                           -----------------   ---------------
                                                              (UNAUDITED)
CURRENT ASSETS:
Cash and short-term investments                              $ 2,566,451         $ 5,438,510

   Accounts receivable less allowance for uncollectible
   accounts of $3,630,209 at November 30, 1999 and
   $2,980,849 at August 31, 1999                              14,500,170          12,885,399
Prepaid expenses and supplies                                    807,056             842,701
Other receivables                                                188,682             200,394
Other current assets                                             475,361             459,256
Income taxes receivable                                             --               363,920
Current deferred taxes                                         2,508,745           2,485,296
                                                             -----------         -----------

       TOTAL CURRENT ASSETS                                   21,046,465          22,675,476
                                                             -----------         -----------

PROPERTY AND EQUIPMENT:
   Equipment                                                   5,716,139           7,028,809
   Building improvements                                         454,902             454,902
                                                             -----------         -----------
                                                               6,171,041           7,483,711

   Less accumulated depreciation                               3,217,621           4,192,437
                                                             -----------         -----------
                                                               2,953,420           3,291,274

Goodwill, net of accumulated amortization of $4,748,420
   at November 30, 1999, and $4,389,113 at August 31, 1999    52,650,185          53,036,992
Contracts, net of accumulated amortization of $6,169,006
   at November 30, 1999, and $5,749,991 at August 31, 1999     6,608,761           7,027,775
Other assets                                                     590,185             504,228
                                                             -----------         -----------
       TOTAL ASSETS                                          $83,849,016         $86,535,745
                                                             ===========         ===========


           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  NOVEMBER 30, 1999   AUGUST 31, 1999
                                                                  -----------------   ---------------
                                                                     (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                 $    854,472      $  1,254,577
    Employee compensation and benefits                                  6,334,417         6,929,722
    Medical claims payable                                              4,688,402         4,558,823
    Accrued expenses                                                    8,153,471         5,977,704
    Note payable                                                           23,371            35,706
    Current portion of long term debt                                   3,520,000         3,338,000
                                                                     ------------      ------------
         TOTAL CURRENT LIABILITIES                                     23,574,133        22,094,532

    Other noncurrent liabilities                                          351,021           355,191
    Long-term debt, net of current portion (Note 4)                    14,080,000        16,662,000
    Deferred income taxes                                               1,561,772         1,618,169
                                                                     ------------      ------------
         TOTAL LIABILITIES                                             39,566,926        40,729,892
                                                                     ------------      ------------

Commitments and contingencies (Note 5)                                         --                --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                   --                --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 6,241,228 shares
      outstanding at November 30, 1999 and 7,267,750 shares
      issued and 6,664,428 shares outstanding at August 31, 1999           72,678            72,678
    Additional paid-in capital                                         18,695,466        18,641,228
    Retained earnings                                                  33,291,249        31,506,116
    Treasury stock, at cost (1,026,522 shares at November 30,
      1999 and 603,322 shares at August 31, 1999)  (Note 6)            (7,777,303)       (4,414,169)
                                                                     ------------      ------------
                                                                       44,282,090        45,805,853
                                                                     ------------      ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                        $ 83,849,016      $ 86,535,745
                                                                     ============      ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED NOVEMBER 30,
                                               -------------------------------
                                                   1999              1998
                                               ------------      ------------
Revenues:
   Contract management                          $23,261,378       $24,171,856
   Premiums and fees                             11,711,006        11,592,186
   Other                                            313,594            84,520
                                               ------------      ------------
Total revenues                                   35,285,978        35,848,562

Expenses:
   Salaries and benefits                         17,911,650        18,346,690
   Medical claims                                 4,406,665         5,982,630
   Purchased services                             3,246,416         3,507,742
   Provision for (recovery of) bad debts            774,984          (692,881)
   Depreciation and amortization                  1,193,464         1,089,942
   Other                                          4,458,360         4,349,641
                                               ------------      ------------
Total operating expenses                         31,991,539        32,583,764

Operating income                                  3,294,439         3,264,798

Other income (expense):
   Interest expense                                (327,855)         (408,644)
   Interest and other income                        107,902            61,519
   Gain (loss) on disposal of fixed assets          (99,263)              800
                                               ------------      ------------

Income before income taxes                        2,975,223         2,918,473
Income tax provision                              1,190,090         1,152,046
                                               ------------      ------------

Net income                                       $1,785,133                 $
                                                                    1,766,427
                                               ============      ============
Earnings per common share:
   Basic                                       $        .27      $        .25
                                               ============      ============
   Diluted                                     $        .26      $        .24
                                               ============      ============

Weighted average shares outstanding:
   Basic                                          6,607,736         7,153,603
                                               ============      ============
   Diluted                                        6,875,860         7,513,275
                                               ============      ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           THREE MONTHS ENDED NOVEMBER 30,
                                                                           -------------------------------
                                                                                1999              1998
                                                                           -------------     -------------
Operating Activities:
   Net income                                                               $ 1,785,133      $ 1,766,427

   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                        1,193,464        1,089,942
         Deferred income taxes                                                  (56,397)          46,120
         (Gain) loss on disposal of fixed assets                                 99,263             (800)
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                      (1,614,771)      (3,231,075)
      Decrease in other receivables                                              39,212          259,206
      Decrease in income taxes receivables                                      363,920               --
      Decrease (increase) in prepaid expenses and supplies                       35,645         (550,528)
      (Increase) in other assets                                               (125,511)        (253,527)
      Increase in accounts payable, employee compensation and benefits,
         medical claims payable, and accrued expenses                         1,309,936          351,650
      Increase (decrease) in other liabilities                                   (4,170)           7,811
                                                                            -----------      -----------

   Net cash provided by (used in) operating activities                        3,025,724         (514,774)
                                                                            -----------      -----------

Investing activities:
   Purchase of property and fixed assets                                       (176,877)        (170,565)
   Proceeds from sale of fixed assets                                               325              800
   Payment for purchase of ChoiceHealth, Inc., net of cash acquired                  --       (1,797,692)
                                                                            -----------      -----------

        Net cash used in investing activities                                  (176,552)      (1,967,457)
                                                                            -----------      -----------

Financing Activities:
   Payments on long term debt                                                (2,412,335)      (6,009,484)
   Proceeds from long term borrowings                                                --        6,400,000
   Net proceeds from issuance of common stock                                        --          102,253
   Tax benefit related to stock options exercise                                 54,238          320,617
   Cash used in purchase of treasury stock                                   (3,363,134)      (2,330,212)
                                                                            -----------      -----------

   Net cash provided by (used in) financing activities                       (5,721,231)      (1,516,826)
                                                                            -----------      -----------

Net decrease in cash and short term investments                              (2,872,059)      (3,999,057)

Cash and short-term investments at beginning period                           5,438,510        6,204,297
                                                                            -----------      -----------
Cash and short-term investments at end of period                            $ 2,566,451      $ 2,205,240
                                                                            ===========      ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                              $   325,138      $   401,022
                                                                            ===========      ===========
      Income taxes                                                          $    78,429      $    52,317
                                                                            ===========      ===========

Supplemental disclosure on non-cash investing activities
   Payment for ChoiceHealth:
      Fair value of assets acquired                                         $        --      $ 3,594,732
                                                                            ===========      ===========
      Cash paid                                                                      --       (2,000,000)
                                                                            ===========      ===========
      Liabilities assumed                                                   $        --      $ 1,594,732
                                                                            ===========      ===========

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon"), formerly known as Horizon Mental Health Management, Inc., is a provider of employee assistance programs ("EAP") and mental health services to businesses and managed care organizations as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; Denver, Colorado; Orlando, Florida; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       Information regarding the Company's recent acquisitions are included in
       Note 3 hereof.

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at November 30, 1999, the consolidated statements of operations for the three months ended November 30, 1999 and 1998, and the consolidated statements of cash flows for the three months ended November 30, 1999 and 1998 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1999. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 1999, and the results of operations for the three months ended November 30, 1999 and 1998.

       Operating results for the three month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

2.     EARNINGS PER SHARE

       Earnings per share has been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options were exercised. Such potential dilutive common shares are calculated using the treasury stock method.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                 For the three months ended November 30,
                                           -----------------------------------------------------------------------------
                                                           1999                                      1998
                                           -------------------------------------  --------------------------------------
                                           Net Income     Shares     Per Share     Net Income      Shares      Per Share
                                            Numerator   Denominator    Amount      Numerator     Denominator     Amount
                                           -----------  -----------  ---------    -----------   -----------   ---------
                  BASIC EPS.............   $ 1,785,133    6,607,736  $     .27    $ 1,766,425     7,153,603   $     .25
                                           -----------               ---------    -----------                 ---------

                 DILUTIVE SECURITIES
                    Options.............                    268,124                                359,672
                                                        -----------                             ----------
                 DILUTED EPS............   $ 1,785,133    6,875,860  $     .26    $ 1,766,425     7,513,275   $     .24
                                           -----------  -----------  ---------    -----------   -----------   ---------


       For the fiscal quarters ended November 30, 1999 and 1998, respectively, certain shares subject to options were not included in the computation of EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended November 30, 1999 excluded 772,910 shares subject to options with exercise prices ranging from $6.90 to $23.75. The computation for the quarter ended November 30, 1998 excluded 163,390 shares subject to options with exercise prices ranging from $7.41 to $23.75.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.     ACQUISITIONS

       REACH

       Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH") of Murray Hill, New Jersey, and REACH has been consolidated with the Company as of April 1, 1999. The Company accounted for the acquisition of REACH by the purchase method. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had total revenues of approximately $1.4 million (unaudited) for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility. As of November 30, 1999, the preliminary allocation of the purchase price exceeded the fair value of REACH's tangible net assets by $2,326,846, of which $2,054,791 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $150,496 and $477,342, respectively.

       CHOICEHEALTH, INC.

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado, and ChoiceHealth has been consolidated with the Company as of October 5, 1998. The Company accounted for the acquisition of ChoiceHealth by the purchase method. ChoiceHealth provides managed behavioral health care services, employee assistance programs and other related behavioral health care services to health maintenance organizations and self-insured employers. ChoiceHealth has total revenues of approximately $7.6 million (unaudited) for the eight months ended August 31, 1998. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility. The allocation of the purchase price exceeded the fair value of ChoiceHealth's tangible net assets by $3,086,936, of which $2,907,927 is recorded as goodwill and $179,009 as service contracts. Tangible assets acquired and liabilities assumed totaled $809,848 and $1,877,069, respectively.

4.     LONG-TERM DEBT

       At November 30, 1999 and August 31, 1999, the Company had the following long-term debt:

                                      NOVEMBER 30,     AUGUST 31,
                                         1999            1999
                                     -----------     -----------
       Term Loan Facility            $17,600,000     $20,000,000
       Revolving Credit Facility              --              --
       Borealis Note                      23,371          35,706
                                     -----------     -----------
                                      17,623,371      20,035,706
       Less current maturities         3,543,371       3,373,706
                                     -----------     -----------
                                     $14,080,000     $16,662,000
                                     ===========     ===========

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. As of November 30, 1999, the Company had borrowings of $17.6 million outstanding against the term loan facility against which it can no longer draw, and $10.0 million available under the revolving credit facility.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       The credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the LIBOR Rate plus the LIBOR Margin, as defined. At November 30, 1999, the interest rate on outstanding indebtedness under the credit facility was 7.125%. The Base Rate Margin and LIBOR Margins vary depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 30, 2000. The advance term loan facility requires quarterly payments of principal beginning February 29, 2000 and continuing through maturity on November 30, 2002.

       The company acquired a custom software system upon the acquisition of ChoiceHealth (see Note 3). The software system is financed by a note to Borealis Software Systems, Inc., the company that designed the system. The note will be paid off by May 1, 2000.

5.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Nine months ending August 31, 2000                      $1,372,066
       For the year ending August 31, 2001                      1,455,217
       For the year ending August 31, 2002                        880,193
       For the year ending August 31, 2003                        618,984
       For the years ending August 31, 2004 and thereafter        376,548
                                                               ----------
                                                               $4,703,008
                                                               ==========

       Rent expense for the three months ended November 30, 1999 and 1998 totaled $630,726 and $510,519 respectively.

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

       The Company is involved in litigation arising in the ordinary course of business, including matters involving professional liability. It is the opinion of management that the ultimate disposition of such litigation, net of any applicable insurance, would not be significantly in excess of any reserves or have a material adverse effect on the Company's financial position or results of operations.

6.     STOCK REPURCHASES

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 authorized the repurchase of an additional 200,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company had repurchased 1,189,300 shares of its common stock as of November 30, 1999, of which 162,778 has been reissued pursuant to the exercise of certain stock options.

       The Company completed the stock repurchase plan in November 1999. In accordance with certain provisions of its term loan facility agreement, no further purchases can be made after November 1999.

7.  SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the three months ended November 30, 1999 and 1998 by operating subsidiary:

                                 (A)             (B)            (C)           (D)          (E)
                                              Horizon
                               Horizon         Mental        Specialty      Mental
                             Behavioral        Health          Rehab        Health                   Intercompany
                              Services       Management      Management    Outcomes       Other      Eliminations    Consolidated
                            ------------    ------------    -----------    ---------   ------------  -------------   -------------
NOVEMBER 30, 1999
Revenues                    $ 11,729,528    $ 20,335,650    $ 2,877,481    $ 295,447   $     47,873  $          --   $ 35,285,978
Inter Company Revenues            18,405              --             --      382,576             --       (400,981)            --

Earnings before interest,
taxes, depreciation and
amortization (EBITDA)          1,531,604       5,093,790        320,164       30,334     (2,487,989)            --      4,487,903

Total Assets                  43,318,800      60,336,089      5,379,557      376,296     25,176,334    (50,738,060)    83,849,016

NOVEMBER 30, 1998
Revenues                    $ 11,517,043    $ 21,912,507    $ 2,278,603    $  91,985   $     48,424     $      --    $ 35,848,562
Inter Company Revenue             12,930              --             --      427,495             --       (440,425)            --

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)            505,349       4,424,351        570,853      178,023     (1,323,836)           --       4,354,740

Total Assets                  46,829,051      53,309,146      3,885,222      493,659     41,594,002    (57,189,372)    88,921,978


(A) Horizon Behavioral Services provides managed behavioral care and employee assistance programs.

(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

(D) Mental Health Outcomes provides outcome measurement information regarding the effectiveness of mental health treatment programs and data base services.

(E) "Other" represents the Company's corporate offices and National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. Over the last seven years, the Company has increased its management contracts from 43 to a total of 151 as of November 30, 1999 and currently has contract locations in 34 states. Of its management contracts, 126 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At November 30, 1999, the Company provided outcome measurement services as well as data services under 110 contracts.

         Through its subsidiary Horizon Behavioral Services, Inc., at November 30, 1999, the Company had 271 contracts to provide EAP and managed behavioral health services covering over 2.3 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative only services, and at risk managed behavioral health services.

         During the next fiscal quarter the Company anticipates the continuation of the effects of the termination of four significant managed care contracts, one of which occurred in the quarter ended November 30, 1999 and the other three will occur in the quarter ending February 29, 2000. These contracts currently provide annual revenues of approximately $11 million, or about 8% of the company's total annual revenues. One of the four contract terminations results from a client insolvency which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. Because of the timing of the actual termination dates, the full financial impact of the terminations will not be realized until the third fiscal quarter ending May 31, 2000.

         The fees received by the Company for its services under management contracts are paid directly by its client hospitals. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company.

         Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. The reimbursement amounts were raised to $11,100 and $20,129, from $10,787 and $19,562 respectively, for Medicare fiscal years beginning October 1, 1999 and later. In addition, these amendments established a new ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement limits were tied to the hospital's mental health or physical rehabilitation unit cost during the unit's first year of operations under a cost based system, subject to certain adjustments. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or nonrenewal of the management contract.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare. Thereafter, reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system ("PPS") will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services and therefore cause lower fees to be paid to the Company under contracts for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement amounts to hospitals, additional legislation has been passed that will allow for supplemental reimbursement to the per patient day amount of $206.71. The additional reimbursement will be on a tiered system and is structured to be eventually phased out.

         Revenues from partial hospitalization services were $4.0 million, or 17.0% of total contract management revenues for the quarter ended November 30, 1999. Of the 151 management contracts at November 30, 1999, 99 contracts or 65.6% of the contracts include partial hospitalization services. Of the 99 partial contracts, 81 program locations were in operation and had a partial hospitalization program in operation, 15 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 3 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $5.0 million or more annually.

         A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period beginning October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and thus could have a material adverse effect on the business, operations and financial results of the Company.

         A number of the Company's client hospitals and managed care customers are experiencing cash flow problems, increasing the Company's exposure to bad debts. As a result, pursuant to the Company's general policy of reserving for accounts receivable balances greater than 90 days outstanding, bad debt expense in the quarter increased to $775,000 and the ending reserve for bad debts to $3.6 million or 20% of accounts receivable. The Company is being more vigorous in its collection efforts.

         Information regarding the Company's recent acquisitions are included in
Note 3 of the Notes to Consolidated Financial Statements (unaudited).

                            SUMMARY STATISTICAL DATA

                                                      NOVEMBER 30,   AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                          1999         1999          1998          1997
                                                      ------------   ---------     ----------    ----------
       EAP AND MENTAL HEALTH SERVICES

       Covered Lives                                   2,357,564     2,472,791     1,894,015       288,519


       CONTRACT MANAGEMENT

       NUMBER OF CONTRACT LOCATIONS:

       Contract locations in operation                       141           147           161           181
       Contract locations signed and unopened                 10             6            11            14
                                                       ---------     ---------     ---------     ---------
       Total contract locations                              151           153           172           195
                                                       =========     =========     =========     =========

       SERVICES COVERED BY CONTRACTS IN OPERATION:

       Inpatient                                             128           133           149           166
       Partial Hospitalization                                81            86           102           104
       Outpatient                                             26            27            32            24
       Home health                                             8             7            10            17
       CQI + and data systems (under contract)               110           106            82            86

       TYPES OF TREATMENT PROGRAMS IN OPERATION:

       Geropsychiatric                                       158           165           189           197
       Adult psychiatric                                      50            54            67            75
       Substance abuse                                         4             4             8            10
       Physical Rehabilitation                                25            25            20            20
       Other                                                   6             5             9             9

                              RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 1999 and 1998, the percentage relationship to total revenues of certain costs, expenses and income.

                                                      THREE MONTHS
                                                    ENDED NOVEMBER 30,
                                                     1999       1998
                                                    -----      -----
       Revenues:
       Contract management revenues                  65.9 %     67.4 %
       Premiums and fees                             33.2       32.3
       Other                                           .9         .3
                                                    -----      -----

       Total revenues                               100.0      100.0

       Operating revenues
          Salaries and benefits                      50.8       51.1
          Medical claims                             12.5       16.7
          Purchased services                          9.2        9.8
          Provision for (recovery of) bad debts       2.2       (1.9)
          Depreciation and amortization               3.4        3.0
          Other                                      12.6       12.2
                                                    -----      -----

       Total operating expenses                      90.7       90.9
                                                    -----      -----

       Operating income                               9.3        9.1
                                                    -----      -----

       Interest and other income(expenses), net       (.9)      (1.0)
                                                    -----      -----

       Income before taxes                            8.4        8.1

       Income tax expense                             3.3        3.2
                                                    -----      -----

       Net income                                     5.1 %      4.9 %
                                                    =====      =====

         THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998

         Revenue. Revenues for the three months ended November 30, 1999 were $35.3 million representing a decrease of $562,000 or 1.6%, as compared to revenues of $35.8 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $1.0 million, or 2.7%, due to a decline in the average number of contract locations in operation from 156.5 for the three months ended November 30, 1998, to 143.0 for the three months ended November 30, 1999. The decrease of $1.0 million or 2.7% was offset by an increase in same store sales, that is management contracts in operation for both the entire quarters ended November 30, 1998 and November 30, 1999, of $197,000. Premiums and fees increased $119,000 primarily as a result of the acquisitions of ChoiceHealth and REACH. Horizon acquired 100% of the outstanding capital stock of ChoiceHealth and REACH effective October 5, 1998, and April 1, 1999, respectively. Other revenue increased $203,000 as a result of an increase in "third party" outcomes measurement contracts with facilities other than those managed by the Company from six at November 30, 1998 to forty-seven at November 30, 1999.

         Salaries and Benefits. Salaries and benefits for the three months ended November 30, 1999 were $17.9 million representing a decrease of $400,000, or 2.2%, as compared to salaries and benefits of $18.3 million for the three months ended November 30, 1998. Average full time equivalents for the three months ended November 30, 1999 were 1,226 representing a decrease of 30, as compared to average full time equivalents of 1,256 for the three months ended November 30, 1998. Salary and benefit cost per full time equivalent for the three months ended November 30, 1999, was $14,611, as compared to $14,576 for the three months ended November 30, 1998.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended November 30, 1999 were $1,193,000 representing an increase of $103,000, or 9.4%, as compared to depreciation and amortization expenses of $1,090,000 for the corresponding period in the prior fiscal year. An increase of $31,000 is due to the amortization of goodwill of $2.6 million and $2.0 million resulting from the acquisitions of ChoiceHealth and REACH, respectively. Amortization expense also increased $16,000 in relation to the value placed on the contracts of ChoiceHealth and REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care business.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 1999 were $12.9 million representing a decrease of $261,000 or 2.0%, as compared to other operating expenses of $13.1 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Medical Claims expense for the three months ended November 30, 1999 was $4.4 million representing a decrease of $1.6 million or 26.3%, as compared to medical claims expense of $6.0 million for the corresponding period in the prior fiscal year. This is primarily the result of improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient treatment options. Inpatient days per year per one thousand members decreased from an average of 23.4 for the three months ended November 30, 1998 to 16.8 for the three months ended November 30, 1999.

         Purchased services for the three months ended November 30, 1999 were $3.2 million representing a decrease of $261,000 or 7.4%, as compared to purchased services of $3.5 million for the corresponding period in the prior fiscal year. Medical director stipends decreased $332,000 for the three months ended November 30, 1999 as compared to the corresponding period in the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation, from 156.5 for the three months ended November 30, 1998 to 143.0 for the three months ended November 30, 1999. The decrease in Medical Director stipends is partially offset by an increase in locum tenen fees between the periods of $42,000.

         Bad debt expense for the three months ended November 30, 1999 was $775,000 representing an increase of $1.5 million as compared to a net recovery of bad debt expense of $693,000 for the three months ended November 30, 1998. Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc contract, was $1.1 million for the three months ended November 30, 1998. In the three months ended November 30, 1999 bad debt expense increased $288,000 due to the reserve of outstanding balances related to one managed care contract with a HMO that was placed into receivership during the quarter. Additionally, bad debt expense increased $218,000 due to fully reserving one contract management location.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended November 30, 1999 was a net expense of $319,000, as compared to $346,000 for the corresponding period in the prior fiscal year. This change results primarily from a decrease in interest expense of approximately $78,000 related to a decrease in the average outstanding credit facility balances between the periods. Also, interest income increased $46,000 due to an increase in average cash on hand during the period. These increases to other income were offset by a $99,000 loss on disposal of assets related to the write-off of obsolete computer equipment and software.

         Income Tax Expense. For the three-month period ended November 30, 1999, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.0%. For the three-month period ended November 30, 1998, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 39.5%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Agreement consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Term Loan Facility"). At November 30, 1999, the Term Loan Facility had $17.6 million outstanding, against which it can no longer draw and $10.0 million was available under the revolving credit facility.

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

         The Company is the borrower under the Credit Agreement which is unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Term Loan Facility has a term of five years, with availability no longer existent as of November 30, 1999. Amounts outstanding under the Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, beginning February 29, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Based on the November 30, 1999 term loan balance of $17.6 million, each quarterly repayment will be $880,000. Principal outstanding under the Credit Agreement bears interest at either the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000).

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) declaring, ordering or paying any sum for any dividend or other distribution,
(v) certain management vacancies at the Company, and (vi) material change in the nature of business conducted. In addition, the terms of the Credit Facility require the Company to satisfy certain ongoing financial covenants. The Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         The Company is also subject to a provision requiring certain prepayments of the outstanding advance term loan balance. If the aggregate outstanding principal amount of the term loans equals or exceeds $15 million as of the date ninety days after the end of a fiscal year, then the Company is required to prepay the term loan in an amount equal to 50% of the excess cash flow (as defined in the credit agreement) calculated for the fiscal year then most recently ended based on the audited financial statements of the Company. All such required prepayments with respect to the 1999 fiscal year were made on or before November 30, 1999.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to utilize advances, under the Term Loan Facility, to repurchase its capital stock through November 30, 1999. As of November 30, 1999, the Company had repurchased 1,189,300 shares of its common stock, of which 162,778 shares had been reissued pursuant to the exercise of certain stock options. Through November 30, 1999, advances of $4.0 under the term loan had been used for stock repurchases.

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

         As of November 30, 1999, the Company had $2.6 million of cash on hand and is required to pay $3.5 million in principal amortization over the next year and expects $800,000 in capital expenditures; therefore, in order to meet its obligations, the Company needs positive cash flow of approximately $1.7 million over the next year. The Company believes that its cash flow will be in excess of this amount. For the quarter just ended, the Company had operating cash flow of $3.0 million. However, the Company anticipates the termination of four significant managed care contracts which currently provide annual revenues of approximately $11 million, or about 8% of the Company's total annual revenues. If the Company needs additional cash during the next twelve months it also has $10 million available under the revolving credit facility which expires November 30, 2000.

         Recent amendments to the Medicare statutes provide for the elimination of cost based reimbursement of partial hospitalization services effective upon 90 days notice from Medicare. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. However, additional legislation has been passed which will provide additional reimbursement for a percentage of the difference in reimbursement, as a result of the new methodology. This change will adversely affect the ability of the Company to obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         Revenues from partial hospitalization services were $4.0 million, or 17.0% of total contract management revenues for the quarter ended November 30, 1999. Of the 151 management contracts at November 30, 1999, 99 contracts or 65.6% of the contracts include partial hospitalization services. Of the 99 partial contracts, 81 program locations were in operation and had a partial hospitalization program in operation, 15 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 3 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $5.0 million or more annually.

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

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three months ended November 30, 1999 and 1998, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax, and operating cash flow per share based on net income plus depreciation and amortization expense, net of tax, less capital expenditures.

                                                                  Three Months ended November 30,
                                                                  -------------------------------
                                                                      1999              1998
                                                                  ---------------  --------------
Adjusted earnings per share
(Net income plus amortization related to goodwill, net of tax)       $ .30              $ .27

Operating cash flow per share
(Net income plus depreciation and amortization, net of tax,          $ .41              $ .36
less capital expenditures)

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

         Based upon its identification and assessment efforts, the Company determined that certain of its computer equipment and software systems required replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company obtained replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, the Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in April 1998, will be completed by December 31, 1999, prior to any currently anticipated impact on its computer equipment and software systems. The Company estimates that as of November 30, 1999, it had substantially completed the initiatives that it believes will be necessary to fully address potential Year 2000 issues related to its computer equipment and software. The remaining initiatives, which are not deemed significant, are in process and are expected to be completed by December 31, 1999.

         The Company has assessed of the Year 2000 readiness of its suppliers, including hardware, software and service suppliers, and the readiness of its customers. Such assessment included contacting significant companies regarding their state of Year 2000 readiness. The Company does not anticipate any significant issues related to its suppliers.

         The Company believes that the costs to modify its computer equipment and software systems to be Year 2000 compliant, as well as the currently anticipated costs with respect to Year 2000 issues of third parties, will not exceed $150,000, which expenditures will be funded from operating cash flows. The monies relate to analysis, repair or replacement of existing software, upgrades of existing software or evaluation of information received from significant suppliers or customers. Such an amount represents an immaterial percentage of the Company's total actual and anticipated IT expenditures. As of November 30, 1999, the Company had incurred costs of approximately $100,000 related to its Year 2000 identification, assessment, remediation and testing efforts. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives. However, if the Year 2000 issues have not been properly identified, or assessment, remediation and testing are not effective, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's results of operations, or adversely affect the Company's relationships with customers, suppliers or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse effect on the Company's systems or results or operations.

         The Company has performed an analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. An essential contingency plan has been developed.

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

         At November 30, 1999, the Company had approximately $17.6 million of debt obligations outstanding with an interest rate of 7.125%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 1999, would change interest expense by approximately $125,000 annually. This would be funded out of cash flows from operations, which were $3.0 million for the three months ended November 30, 1999.

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

27.1 Financial Data Schedule for the Three Months Ended November 30, 1999 (filed herewith).

    (b)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  DECEMBER 22, 1999

                                   HORIZON HEALTH CORPORATION


                                   BY: /s/ RONALD C. DRABIK
                                      -----------------------------------------
                                                RONALD C. DRABIK
                                        SENIOR VICE PRESIDENT-FINANCE AND
                                         ADMINISTRATION AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1     Financial Data Schedule for the Three Months Ended November 30, 1999
         (filed herewith).