Form 10-Q
period 2000-02-29
HORIZON HEALTH CORP /DE/
filed 2000-03-31
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2000

                                       or

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

                            Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of March 31, 2000, was 6,286,228.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS........................................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of February 29, 2000 (unaudited)
                  and August 31, 1999............................................................................ 3

                  Consolidated Statements of Operations for the three months ended
                  February 29, 2000 and February 28, 1999 (each unaudited)....................................... 5

                  Consolidated Statements of Operations for the six months ended
                  February 29, 2000 and February 28, 1999 (each unaudited)........................................6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 29, 2000 and February 28, 1999 (each unaudited)....................................... 7

                  Notes to Consolidated Financial Statements (unaudited)......................................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.....................................................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................21

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                      FEBRUARY 29, 2000           AUGUST 31, 1999
                                                                     --------------------      ---------------------
                                                                         (UNAUDITED)

CURRENT ASSETS:
Cash and short-term investments                                      $          3,488,486      $           5,438,510
Accounts receivable less allowance for uncollectible
   accounts of  $3,166,616 at February 29, 2000 and
   $2,980,849 at August 31, 1999                                               13,551,958                 12,885,399
Prepaid expenses and supplies                                                     714,224                    842,701
Other receivables                                                                 198,012                    200,394
Other current assets                                                              377,148                    459,256
Income taxes receivable                                                           323,259                    363,920
Current deferred taxes                                                          2,461,464                  2,485,296
                                                                     --------------------      ---------------------

       TOTAL CURRENT ASSETS                                                    21,114,551                 22,675,476
                                                                     --------------------      ---------------------

PROPERTY AND EQUIPMENT:
   Equipment                                                                    6,067,975                  7,028,809
   Building improvements                                                          454,902                    454,902
                                                                     --------------------      ---------------------
                                                                                6,522,877                  7,483,711

   Less accumulated depreciation                                                3,625,478                  4,192,437
                                                                     --------------------      ---------------------
                                                                                2,897,399                  3,291,274

Goodwill, net of accumulated amortization of $5,107,647
   at February 29, 2000, and $4,389,113 at August 31, 1999                     52,290,959                 53,036,992
Contracts, net of accumulated amortization of $6,588,020
   at February 29, 2000, and $5,749,991 at August 31, 1999                      6,189,747                  7,027,775
Other assets                                                                      431,891                    504,228
                                                                     --------------------      ---------------------
                                                                     $         82,924,547      $          86,535,745
                                                                     ====================      =====================



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        FEBRUARY 29, 2000          AUGUST 31, 1999
                                                                       --------------------     ---------------------
                                                                           (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                                   $         1,253,722      $           1,254,577
    Employee compensation and benefits                                           6,803,241                  6,929,722
    Medical claims payable                                                       4,135,484                  4,558,823
    Accrued expenses                                                             6,269,920                  5,977,704
    Note payable                                                                    11,037                     35,706
    Current portion of long term debt                                            3,520,000                  3,338,000
                                                                       --------------------     ----------------------
         TOTAL CURRENT LIABILITIES                                              21,993,404                 22,094,532

    Other noncurrent liabilities                                                   351,021                    355,191
    Long-term debt, net of current portion (Note 4)                             13,180,000                 16,662,000
    Deferred income taxes                                                        1,491,619                  1,618,169
                                                                       --------------------     ----------------------
         TOTAL LIABILITIES                                                      37,016,044                 40,729,892
                                                                       --------------------     ----------------------

Commitments and contingencies (Note 5)                                                 --                         --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                           --                         --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 6,286,228 shares
      outstanding at February 29, 2000 and 7,267,750 shares
      issued and 6,664,428 shares outstanding at August 31, 1999                    72,678                     72,678
    Additional paid-in capital                                                  18,225,364                 18,641,228
    Retained earnings                                                           35,029,534                 31,506,116
    Treasury stock, at cost (981,522 shares at February 29,
      2000 and 603,322 shares at August 31, 1999)  (Note 6)                    (7,419,073)                (4,414,169)
                                                                       --------------------     ----------------------
                                                                                45,908,503                 45,805,853
                                                                       --------------------     ----------------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                          $        82,924,547      $          86,535,745
                                                                       ====================     ======================









          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                      THREE MONTHS ENDED FEBRUARY
                                                                ---------------------------------------
                                                                      2000                   1999
                                                                -----------------      ----------------

Revenues:
   Contract management                                          $      23,238,220       $    24,442,823
   Premiums and fees                                                   10,068,894            11,985,605
   Other                                                                  257,779               216,216
                                                                -----------------      ----------------
Total revenues                                                         33,564,893            36,644,644

Expenses:
   Salaries and benefits                                               18,465,535            19,260,179
   Medical claims                                                       3,745,095             5,300,966
   Purchased services                                                   3,174,309             3,482,256
   Provision for bad debts                                                 99,814               348,309
   Depreciation and amortization                                        1,188,958             1,095,803
   Other                                                                3,730,823             4,152,245
                                                                -----------------      ----------------
Total operating expenses                                               30,404,534            33,639,758

                                                                -----------------      ----------------
Operating income                                                        3,160,359             3,004,886

Other income (expense):
   Interest expense                                                      (316,230)             (364,231)
   Interest and other income                                               78,946                82,979
   Loss on disposal of fixed assets                                          (938)                  --
                                                                -----------------      ----------------

Income before income taxes                                              2,922,137             2,723,634
Income tax expense                                                      1,183,852             1,084,664
                                                                -----------------      ----------------

Net Income                                                      $       1,738,285      $      1,638,970
                                                                =================      ================

Earnings per common share:
   Basic                                                        $             .28      $            .24
                                                                =================      ================
   Diluted                                                      $             .27      $            .23
                                                                =================      ================

Weighted average shares outstanding:
   Basic                                                               6,257,547              6,779,213
                                                                =================      ================
   Diluted                                                             6,546,405              7,115,345
                                                                =================      ================





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        SIX MONTHS ENDED FEBRUARY
                                                 ----------------------------------------
                                                       2000                   1999
                                                 -----------------      -----------------

Revenues:
   Contract management                           $      46,499,598      $      48,522,695
   Premiums and fees                                    21,779,900             23,577,790
   Other                                                   571,373                392,720
                                                 -----------------      -----------------
Total revenues                                          68,850,871             72,493,205

Expenses:
   Salaries and benefits                                36,377,185             37,606,869
   Medical claims                                        8,151,760             11,283,596
   Purchased services                                    6,420,725              6,989,998
   Provision for (recovery of) bad debts                   874,798               (344,573)
   Depreciation and amortization                         2,382,422              2,185,745
   Other                                                 8,189,183              8,501,887
                                                 -----------------      -----------------
Total operating expenses                                62,396,073             66,223,522

                                                 -----------------      -----------------
 Operating income                                        6,454,798              6,269,683

Other income (expense):
   Interest expense                                       (644,085)              (772,875)
   Interest and other income                               186,848                144,499
   Gain (loss) on disposal of fixed assets                (100,201)                   800
                                                 -----------------      -----------------


Income before income taxes                               5,897,360              5,642,107
Income tax expense                                       2,373,942              2,236,710
                                                 -----------------      -----------------


Net income                                       $       3,523,418      $       3,405,397
                                                 =================      =================

Earnings per common share:
   Basic                                         $             .55      $             .49
                                                 =================      =================
   Diluted                                       $             .53      $             .47
                                                 =================      =================

Weighted average shares outstanding:
   Basic                                                 6,432,641              6,966,408
                                                 =================      =================
   Diluted                                               6,711,132              7,314,310
                                                 =================      =================





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          SIX MONTHS ENDED FEBRUARY
                                                                         ---------------------------
                                                                             2000           1999
                                                                         ------------    -----------

Operating Activities:
   Net income                                                            $  3,523,418    $  3,405,397
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                      2,382,421       2,185,745
         Deferred income taxes                                               (126,550)         76,403
         (Gain) loss on disposal of fixed assets                              100,201            (800)
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                      (666,559)     (2,898,194)
      Decrease (increase) in other receivables                                 29,882         (34,525)
      Decrease in income taxes receivables                                     40,661         261,614
      Decrease (increase) in prepaid expenses and supplies                    128,477        (459,421)
      Decrease (increase) in other assets                                     178,277        (378,542)
      (Decrease) increase in accounts payable, employee compensation
         and benefits, medical claims payable, and accrued expenses          (220,955)        969,323
      (Decrease) increase in other liabilities                                 (4,170)         22,918
                                                                         ------------    ------------

   Net cash provided by operating activities                                5,365,103       3,149,918
                                                                         ------------    ------------

Investing activities:
   Purchase of property and fixed assets                                     (532,836)       (302,728)
   Proceeds from sale of fixed assets                                             650             800
   Payment for purchase of ChoiceHealth, Inc., net of cash acquired                --      (1,797,692)
   Proceeds from purchase price adjustment of FPM Behavioral Health,
      Inc.                                                                         --       1,222,193
                                                                         ------------    ------------

        Net cash used in investing activities                                (532,186)       (877,427)
                                                                         ------------    ------------

Financing Activities:
   Payments on long term debt                                              (3,324,669)    (15,495,639)
   Proceeds from long term borrowings                                              --      12,500,000
   Net proceeds from issuance of common stock                                      --         102,253
   Tax benefit related to stock options exercise                              114,866         468,309
   Cash used in purchase of treasury stock                                 (3,363,138)     (4,255,175)
   Cash used in stock option exercise                                        (210,000)             --
                                                                         ------------    ------------

   Net cash used in financing activities                                   (6,782,941)     (6,680,252)
                                                                         ------------    ------------

Net decrease in cash and short term investments                            (1,950,024)     (4,407,761)

Cash and short-term investments at beginning period                         5,438,510       6,204,297
                                                                         ------------    ------------
Cash and short-term investments at end of period                         $  3,488,486    $  1,796,536
                                                                         ============    ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
  Interest                                                               $    646,603    $    456,530
                                                                         ============    ============
  Income taxes                                                           $  2,314,997    $  1,749,949
                                                                         ============    ============

Supplemental disclosure on non-cash investing activities
   Payment for ChoiceHealth:
      Fair value of assets acquired                                      $         --    $  3,594,732
                                                                         ------------    ------------
      Cash paid                                                                    --      (2,000,000)
                                                                         ------------    ------------
      Liabilities assumed                                                $         --    $  1,594,732
                                                                         ============    ============

Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.
      Adjustment to fair value of assets acquired                        $         --    $ (1,073,710)
      Cash received                                                                --       1,222,193
                                                                         ------------    ------------
      Liabilities assumed                                                $         --    $    148,483
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

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at February 29, 2000, the consolidated statements of operations for the three and six months ended February 2000 and 1999, and the consolidated statements of cash flows for the six months ended February 2000 and 1999 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1999. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 29, 2000, and the results of operations for the three and six months ended February 2000 and 1999.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                   2000                                    1999
                                ---------------------------------------    -------------------------------------
                                Net Income      Shares       Per Share     Net Income      Shares     Per Share
                                Numerator     Denominator     Amount       Numerator    Denominator    Amount
                                -----------   -----------   -----------   -----------   -----------   ----------

For the three months ended
     February,

     Basic EPS................  $ 1,738,285     6,257,547   $       .28   $ 1,638,970     6,779,213   $      .24
                                                            -----------                               ----------
     Effect of Dilutive
          Securities
          Options.............                    288,858                                   336,132
                                                ---------                               -----------
     Diluted EPS..............  $ 1,738,285     6,546,405   $       .27   $1,638,970     7,115,345    $      .23
                                -----------     ---------   -----------   -----------   -----------   ----------
For the six months ended
     February,

     Basic EPS................  $ 3,523,418     6,432,641   $       .55   $ 3,405,397     6,966,408   $      .49
                                                            -----------                               ----------

     Effect of Dilutive
          Securities
          Options.............                    278,491                                   347,902
                                              -----------                                ----------
          Diluted EPS.........  $ 3,523,418     6,711,132   $       .53   $ 3,405,397     7,314,310   $      .47
                                -----------   -----------   -----------   -----------   -----------   ----------

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During fiscal year 2000 and 1999, certain shares subject to options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 28, 1999 excluded 707,036 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the quarter ended February 29, 2000 excluded 176,700 shares subject to options, with exercise prices ranging from $7.42 to $23.75. The computation for the six months ended February 28, 1999 excluded an average of 435,213 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the six months ended February 29, 2000 excluded an average of 474,805 shares subject to options, with exercise prices ranging from $6.91 to $23.75.

3.     ACQUISITIONS

       REACH

       Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH") of Murray Hill, New Jersey, and REACH has been consolidated with the Company as of April 1, 1999. The Company accounted for the acquisition of REACH by the purchase method. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had total revenues of approximately $1.4 million (unaudited) for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility. As of February 29, 2000, the preliminary allocation of the purchase price exceeded the fair value of REACH's tangible net assets by $2,326,846, of which $2,054,791 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $150,496 and $477,342, respectively.

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

4.     LONG-TERM DEBT

       At February 29, 2000 and August 31, 1999, the Company had the following long-term debt:

                                                                               FEBRUARY 29,          AUGUST 31,
                                                                                   2000                 1999
                                                                             ----------------      ---------------

       Term Loan Facility                                                    $     16,700,000      $    20,000,000
       Revolving Credit Facility                                                          --                   --
                                                                             ----------------      ---------------
                                                                                   16,700,000           20,000,000
       Less current maturities                                                      3,520,000            3,338,000
                                                                             ----------------      ---------------
                                                                             $     13,180,000      $    16,662,000
                                                                             ================      ===============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. As of February 29, 2000, the Company had borrowings of $16.7 million outstanding against the term loan facility against which it can no longer draw, and $10.0 million available under the revolving credit facility.

       The credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined, or (2) the LIBOR Rate plus the LIBOR Margin, as defined. At February 29, 2000, the interest rate on outstanding indebtedness under the credit facility was 6.88%. The Base Rate Margin and LIBOR Margins vary depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 30, 2000. The advance term loan facility requires quarterly payments of principal of $880,000 beginning February 29, 2000 and continuing through maturity on November 30, 2002.

5.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:


       Six months ending August 31, 2000                               $          893,317
       For the year ending August 31, 2001                                      1,460,756
       For the year ending August 31, 2002                                        927,517
       For the year ending August 31, 2003                                        627,199
       For the years ending August 31, 2004 and thereafter                        377,798
                                                                       ------------------
                                                                       $        4,286,587
                                                                       ==================

       Rent expense for the six months ended February 2000 and 1999 totaled $1,236,967 and $1,084,160 respectively.

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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     STOCK REPURCHASES

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 authorized the repurchase of an additional 200,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company had repurchased 1,189,300 shares of its common stock as of February 29, 2000, of which 207,778 shares have been reissued pursuant to the exercise of certain stock options as of February 29, 2000. The Company completed the stock repurchase plan in November 1999. In accordance with certain provisions of its current term loan facility agreement, no further purchases can be made.

7.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the three months and six months ended February 29, 2000 and February 28, 1999 by operating subsidiary:


                           (A)             (B)           (C)             (D)             (E)
                                          Horizon
                           Horizon         Mental      Specialty        Mental
                          Behavioral       Health        Rehab          Health                        Intercompany
                           Services      Management    Management       Outcomes         Other        Eliminations    Consolidated
                         ------------   ------------   -----------    ------------    ------------    ------------    ------------
THREE MONTHS ENDED:
FEBRUARY 29, 2000
Revenues                 $ 10,093,738   $ 20,395,368   $  2,779,686   $    232,883    $     63,218    $         --    $ 33,564,893
Inter Company Revenues         17,889             --             --        365,586              --        (383,475)             --

Earnings before
interest, taxes,
depreciation and
Amortization (EBITDA)         955,657      5,502,413        287,443        (53,769)     (2,342,427)             --       4,349,317

Total Assets               43,109,711     61,469,336      5,514,827        327,035      26,403,041     (53,899,403)     82,924,547

FEBRUARY 28, 1999
Revenues                 $ 11,888,595   $ 22,013,460   $  2,529,408   $    144,175    $     69,006    $         --    $ 36,644,644
Inter Company Revenue           6,835             --             --        429,504              --        (436,339)             --

Earnings before
interest, Taxes,
depreciation, and
Amortization (EBITDA)         777,896      5,155,573        178,363         58,547      (2,069,690)             --       4,100,689

Total Assets               45,765,682     54,889,847      4,286,708        498,190      40,868,811     (60,100,173)     86,209,065


                             (A)            (B)           (C)            (D)             (E)
                                          Horizon
                           Horizon        Mental        Specialty       Mental
                          Behavioral      Health          Rehab         Health                        Intercompany
                           Services      Management     Management      Outcomes         Other        Eliminations    Consolidated
                         ------------   ------------   ------------   ------------    ------------    ------------    ------------
SIX MONTHS ENDED:
FEBRUARY 29, 2000
Revenues                 $ 21,823,266   $ 40,731,018   $  5,657,167   $    528,330    $    111,090    $         --    $ 68,850,871
Inter Company Revenues         36,294             --             --        748,162              --        (784,456)             --

Earnings before
interest, taxes,
depreciation and
amortization (EBITDA)       2,487,261     10,596,201        607,610        (23,435)     (4,830,417)             --       8,837,220

Total Assets               43,109,711     61,469,336      5,514,827        327,035      26,403,041     (53,899,403)     82,924,547

FEBRUARY 28, 1999
Revenues                 $ 23,405,640   $ 43,947,433   $  4,808,010   $    236,161    $     95,961    $         --    $ 72,493,205
Inter Company Revenue          19,763             --             --        856,998              --        (876,761)             --

Earnings before
interest, taxes,
depreciation, and
amortization (EBITDA)       1,283,245      9,870,542        537,131        236,568      (3,472,058)             --       8,455,428

Total Assets               45,765,682     54,889,847      4,286,708        498,190      40,868,811     (60,100,173)     86,209,065


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. Over the last seven years, the Company has increased its management contracts from 43 to a total of 152 as of February 29, 2000 and currently has contract locations in 34 states. Of its management contracts, 126 relate to mental health treatment programs and 26 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At February 29, 2000, the Company provided outcome measurement services as well as data services under 114 contracts.

          Through its subsidiary Horizon Behavioral Services, Inc., at February 29, 2000, the Company had 268 contracts to provide EAP and managed behavioral health services covering over 2.0 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative only services, and at risk managed behavioral health services.

          During the quarter the Company continued experiencing the effects of the termination of four significant managed care contracts, one of which occurred in the quarter ended November 30, 1999 and the other three terminated during the quarter ending February 29, 2000. Three of the four terminations, the "applicable contracts", impacted the results of the three months ended February 29, 2000, and as the fourth termination occurred on February 29, 2000, it did not impact the results for the quarter. The four contracts provided annual revenues of approximately $11 million, or about 8% of the company's total annual revenues. One of the four contract terminations resulted from a client insolvency which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. Additionally, during the quarter ended February 29, 2000, the Company was notified that two additional managed care contracts will be terminating during the remainder of the fiscal year. These two contracts provide annual revenues of approximately $4 million, or about 3% of the Company's total annual revenues. The Company has initiated a number of expense reduction measures to lessen the financial impact of these terminations. Because of the timing of the actual termination dates, the full financial impact of the terminations will not be realized until the first quarter of the next fiscal year.

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

          Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services effective upon approximately 90 days notice from Medicare. Thereafter, reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system ("PPS") will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day, which is currently scheduled for a July 1, 2000 implementation, is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services and therefore cause lower fees to be paid to the Company under contracts for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement amounts to hospitals, additional legislation has been passed that may allow, in certain cases, for supplemental reimbursement to the per patient day amount of $206.71. The additional reimbursement will be on a tiered system and is structured to be phased out over three years.

          Revenues from partial hospitalization services were $4.0 million, or 17.2% of total contract management revenues for the quarter ended February 29, 2000. Of the 152 management contracts at February 29, 2000, 96 contracts or 63.1% of the contracts include partial hospitalization services. Of the 96 partial contracts, 81 program locations were in operation and had a partial hospitalization program in operation, 10 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 5 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.3 million or more annually.

          A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period and is currently scheduled to begin October 1, 2000. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and thus could have a material adverse effect on the business, operations and financial results of the Company.

          A number of the Company's client hospitals and managed care customers are experiencing cash flow problems, increasing the Company's exposure to bad debts. The Company is being more vigorous in its collection efforts. As a result, pursuant to the Company's general policy of reserving for accounts receivable balances greater than 90 days outstanding, bad debt expense in the quarter is $100,000 and for the fiscal year to date bad debt expense is $875,000. The ending reserve for bad debt is $3.1 million or 19% of accounts receivable.

          Information regarding the Company's recent acquisitions are included in Note 3 of the Notes to Consolidated Financial Statements (unaudited).

                            SUMMARY STATISTICAL DATA

                                             FEBRUARY 29,  NOVEMBER 30,   AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                 2000          1999          1999          1998          1997
                                             ------------  ------------  ------------  ------------  ------------

EAP AND MENTAL HEALTH SERVICES

Covered Lives                                   2,057,243     2,357,564     2,472,791     1,894,015       288,519


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                       140           141           147           161           181
Contract locations signed and unopened                 12            10             6            11            14
                                             ------------  ------------  ------------  ------------  ------------
Total contract locations                              152           151           153           172           195
                                             ============  ============  ============  ============  ============

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                             129           128           133           149           166
Partial Hospitalization                                81            81            86           102           104
Outpatient                                             26            26            27            32            24
Home health                                             8             8             7            10            17
CQI + and data systems (under contract)               114           110           106            82            86

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                       164           158           165           189           197
Adult psychiatric                                      45            50            54            67            75
Substance abuse                                         3             4             4             8            10
Physical Rehabilitation                                25            25            25            20            20
Other                                                   7             6             5             9             9

                              RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 2000 and 1999, the percentage relationship to total revenues of certain costs, expenses and income.

                                                               THREE MONTHS                   SIX MONTHS
                                                              ENDED FEBRUARY                ENDED FEBRUARY
                                                         -------------------------     --------------------------

                                                            2000           1999           2000           1999
                                                         ----------    -----------     -----------    -----------

Revenues:
Contract management revenues                                   69.2 %         66.7 %          67.6 %         66.9 %
Premiums and fees                                              30.0           32.7            31.6           32.5
Other                                                            .8             .6              .8             .6
                                                         ----------    -----------     -----------    -----------

Total revenues                                                100.0          100.0           100.0          100.0

Operating revenues
   Salaries and benefits                                       55.0           52.5            52.8           51.9
   Medical claims                                              11.2           14.5            11.8           15.6
   Purchased services                                           9.5            9.5             9.3            9.6
   Provision for (recovery of) bad debts                         .3            1.0             1.3           (.5)
   Depreciation and amortization                                3.5            3.0             3.5            3.0
   Other                                                       11.1           11.3            11.9           11.8
                                                         ----------    -----------     -----------    -----------

Total operating expenses                                       90.6           91.8            90.6           91.4
                                                         ----------    -----------     -----------    -----------

Operating income                                                9.4            8.2             9.4            8.6
                                                         ----------    -----------     -----------    -----------

Interest and other income(expenses), net                        (.7)           (.8)            (.8)           (.9)
                                                         ----------    -----------     -----------    -----------

Income before taxes                                             8.7            7.4             8.6            7.7

Income tax expense                                              3.5            3.0             3.5            3.0
                                                         ----------    -----------     -----------    -----------

Net income                                                      5.2 %          4.4 %           5.1 %          4.7 %
                                                         ==========    ===========     ===========    ===========

         THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999

         Revenue. Revenues for the three months ended February 29, 2000 were $33.6 million representing a decrease of $3.0 million or 8.2%, as compared to revenues of $36.6 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $1.2 million, or 4.9%, due to a decline in the average number of contract locations in operation from 157.2 for the three months ended February 28, 1999, to 140.5 for the three months ended February 29, 2000. The decrease of $1.2 million was partially offset by an increase in same store sales, that is management contracts in operation for both the entire quarters ended February 28, 1999 and February 29, 2000, of $213,000. Premiums and fees decreased $1.9 million primarily as a result of the termination of the three applicable managed care contracts, as previously discussed, whose revenues in the three months ended February 29, 2000 were $400,000 versus $2.3 million for the same period in the previous fiscal year.

         Salaries and Benefits. Salaries and benefits for the three months ended February 29, 2000 were $18.5 million representing a decrease of $800,000, or 4.1%, as compared to salaries and benefits of $19.3 million for the three months ended February 28, 1999. Average full time equivalents for the three months ended February 29, 2000 were 1,222 representing a decrease of 76, as compared to average full time equivalents of 1,298 for the three months ended February 28, 1999, resulting from initiatives taken by the Company in response to the reduction in revenues. Salary and benefit cost per full time equivalent for the three months ended February 29, 2000, were $15,111 representing an increase of $275 per full time equivalent, or 1.9% as compared to salary and benefits costs of $14,836 per full time equivalent for the three months ended February 28, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 29, 2000 were $1.2 million representing an increase of $100,000, or 9.1%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. An increase of $23,000 is due to the amortization of goodwill and contract valuations resulting from the acquisition of REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased by the Company.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended February 29, 2000 were $10.8 million representing a decrease of $2.5 million or 18.8%, as compared to other operating expenses of $13.3 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended February 29, 2000 was $3.7 million representing a decrease of $1.6 million or 30.2%, as compared to medical claims expense of $5.3 million for the corresponding period in the prior fiscal year. This is primarily the result of the termination of the three applicable managed care contracts as discussed above, as well as improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient treatment options. Inpatient days per year per one thousand members decreased from an average of 18.6 for the three months ended February 28, 1999 to 17.2 for the three months ended February 29, 2000.

         Purchased services for the three months ended February 29, 2000 were $3.2 million representing a decrease of $300,000 or 8.6%, as compared to purchased services of $3.5 million for the corresponding period in the prior fiscal year. Medical director stipends decreased $182,000 for the three months ended February 29, 2000 as compared to the corresponding period in the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation as discussed above. In addition, fees paid to temporary physicians decreased due to the recruitment of permanent physicians at certain contract locations.

         Bad debt expense was $100,000 for the three months ended February 29, 2000, as compared to $348,000 for the three months ended February 28, 1999, a decrease of $248,000. This decrease is primarily due to more timely collections in the Managed Care and EAP divisions.

         Other operating expense was $3.7 million for the three months ended February 29, 2000, a decrease of $421,000, or 10.0%, as compared to $4.2 million for the three months ended February 28, 1999. This decrease is a result of certain Company initiated expense reduction measures which significantly decreased travel and entertainment expenses and other expense categories, e.g. express mail cost. In addition, legal settlement expense decreased between the periods.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended February 29, 2000 was a net expense of $238,000, as compared to $281,000 for the corresponding period in the prior fiscal year. This change results from a decrease in interest expense of approximately $43,000 related to a reduction in the average outstanding credit facility balances between the periods, partially reduced by the effect of higher interest rates.

         Income Tax Expense. For the three-month period ended February 29, 2000, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.5%. For the three-month period ended February 28, 1999, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.8%.


         SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1999


         Revenue. Revenues for the six months ended February 29, 2000 were $68.9 million representing a decrease of $3.6 million or 5.0%, as compared to revenues of $72.5 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $2.0 million due to a decline in the average number of contract locations in operation from 156.9 for the six months ended February 28, 1999, to 141.7 for the six months ended February 29, 2000. The decrease of $2.0 million was partially offset by an increase in same store sales, that is management contracts in operation for both the entire periods ended February 28, 1999 and February 29, 2000, of $227,000. Premiums and fees decreased $1.8 million primarily as a result of the termination of the three applicable managed care contracts, as previously discussed, whose revenues for the six months ended February 29, 2000 were $2.5 million versus $4.2 million for the same period in the previous fiscal year.

         Salaries and Benefits. Salaries and benefits for the six months ended February 29, 2000 were $36.4 million representing a decrease of $1.2 million, or 3.2%, as compared to salaries and benefits of $37.6 million for the six months ended February 28, 1999. Average full time equivalents for the six months ended February 29, 2000 were 1,224 representing a decrease of 53, as compared to average full time equivalents of 1,277 for the six months ended February 28, 1999. Salary and benefit cost per full time equivalent for the six months ended February 29, 2000, were $29,722 representing an increase of $270 per full time equivalent, or 1.0% as compared to salary and benefits costs of $29,452 per full time equivalent for the six months ended February 28, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 29, 2000 were $2.4 million representing an increase of $200,000, or 9.1%, as compared to depreciation and amortization expenses of $2.2 million for the corresponding periods in the prior fiscal year. An increase of $45,000 is due to the amortization of goodwill and contract valuations resulting from the acquisition of REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased by the Company.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the six months ended February 29, 2000 were $23.6 million representing a decrease of $2.8 million, or 10.6%, as compared to other operating expenses of $26.4 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Medical claims expense for the six months ended February 29, 2000 was $8.2 million representing a decrease of $3.1 million or 27.4%, as compared to medical claims expense of $11.3 million for the corresponding period in the prior fiscal year. This is primarily the result of the termination of the three applicable managed care contracts as discussed above, as well as improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient treatment options. Inpatient days per year per one thousand members decreased from an average of 21.0 for the six months ended February 28, 1999 to 17.0 for the six months ended February 29, 2000.

         Purchased services for the six months ended February 29, 2000 were $6.4 million representing a decrease of $600,000 or 8.6%, as compared to purchased services of $7.0 million for the corresponding period in the prior fiscal year. Medical director stipends decreased $514,000 for the six months ended February 29, 2000 as compared to the corresponding period in the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation, from 156.9 for the six months ended February 28, 1999 to
141.7 for the six months ended February 29, 2000.

         Bad debt expense for the six months ended February 29, 2000 was $875,000 representing an increase of $1.2 million as compared to a net recovery of bad debt expense of $345,000 for the six months ended February 28, 1999. Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $1.4 million for the six months ended February 28, 1999. Excluding the $1,750,000 recovery, bad debt expense decreased $331,000 due to the collection of past due amounts from five contract management locations that terminated prior to the current fiscal quarter. The remainder of the decrease is due to more timely collections in the Managed Care and EAP divisions.

         Other operating expense was $8.2 million for the six months ended February 29, 2000, a decrease of $313,000, or 3.7%, as compared to $8.5 million for the six months ended February 28, 1999. This decrease is a result of certain Company initiated expense reduction measures which decreased various expenses, such as promotional costs, telephone expense, recruiting expense and express mail cost. In addition, legal settlement expense decreased between the periods.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the six months ended February 29, 2000 was a net expense of $557,000, as compared to $628,000 for the corresponding period in the prior fiscal year. Interest income increased $90,000 due to a higher balance of average cash on hand during the period, and decreased $42,000 due to the receipt of interest in February 1999 related to the post closing purchase price adjustment for FPM Behavioral Health, Inc. Interest expense decreased $121,000 related to a reduction in the average outstanding credit facility balances between the periods partially offset by higher interest rates. Other expense increased $99,000 due to a loss on disposal of assets related to the write-off of obsolete computer equipment and software.

         Income Tax Expense. For the six month period ended February 29, 2000, the Company recorded federal and state income taxes of $2.4 million resulting in a combined tax rate of $40.3%. For the six month period ended February 28, 1999, the Company recorded federal and state income taxes of $2.2 million resulting in a combined tax rate of 39.6%.

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Agreement consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Term Loan Facility"). At February 29, 2000, the Term Loan Facility had $16.7 million outstanding, against which it can no longer draw, and $10.0 million was available under the revolving credit facility.

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

         The Company is the borrower under the Credit Agreement which is unconditionally guaranteed by all material domestic subsidiaries of the Company. The Revolving Credit Facility terminates November 30, 2000 and the Term Loan Facility has a term of five years, with availability no longer existent as of November 30, 1999. Amounts outstanding under the Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, which began February 29, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Based on the November 30, 1999 term loan balance of $17.6 million, each quarterly repayment will be $880,000. Principal outstanding under the Credit Agreement bears interest at either the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (until November 30, 2000).

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

         The Company is also subject to a provision requiring certain prepayments of the outstanding advance term loan balance. If the aggregate outstanding principal amount of the term loans equals or exceeds $15 million as of the date ninety days after the end of a fiscal year, then the Company is required to prepay the term loan in an amount equal to 50% of the excess cash flow (as defined in the credit agreement) calculated for the fiscal year then most recently ended. Based upon the February 29, 2000 term loan balance of $16.7 million and the projected repayments of approximately $880,000 per quarter, the term loan balance will not exceed $15 million as of the date ninety days after the end of the Company's current fiscal year.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to utilize advances, under the Term Loan Facility, to repurchase its capital stock through November 30, 1999. As of November 30, 1999, the Company had repurchased 1,189,300 shares of its common stock, of which 162,778 and 207,778 shares had been reissued pursuant to the exercise of certain stock options as of November 30, 1999 and February 29, 2000 respectively. Through November 30, 1999, advances of $4.0 under the term loan had been used for stock repurchases.

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

         As of February 29, 2000, the Company had $3.5 million of cash on hand and is required to pay $3.5 million in principal amortization over the next year and expects approximately $800,000 in capital expenditures. Therefore, in order to meet its obligations, the Company needs positive cash flow of approximately $800,000 over the next year. The Company believes that its cash flow will be in excess of this amount. For the six months just ended, the Company had operating cash flow of $5.4 million. However, four significant managed care contracts terminated during the six months ended February 29, 2000 which provided annual revenues of approximately $11 million, or about 8% of the Company's total annual revenues. For the six months just ended, the Company had $533,000 in capital expenditures related to establishing the new EAP Operations Center near Philadelphia, PA as well as upgrading computer and network equipment. In addition, the Company has spent approximately $175,000 over the past two years related to its Year 2000 initiatives, for which no further expenditures are anticipated. The Company has $10 million available under the revolving credit facility, which expires November 30, 2000.

         Recent amendments to the Medicare statutes provide for the elimination of cost based reimbursement of partial hospitalization services effective upon approximately 90 days notice from Medicare. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system will utilize a fixed reimbursement amount per patient day. The currently proposed reimbursement rate per patient day is a wage-adjusted rate of $206.71, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. However, additional legislation has been passed which may provide, in certain cases, additional reimbursement for a percentage of the difference in reimbursement, as a result of the new methodology. This change may adversely affect the ability of the Company to obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         Revenues from partial hospitalization services were $4.0 million, or 17.2% of total contract management revenues for the quarter ended February 29, 2000. Of the 152 management contracts at February 29, 2000, 96 contracts or 63.1% of the contracts include partial hospitalization services. Of the 96 partial contracts, 81 program locations were in operation and had a partial hospitalization program in operation, 10 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 5 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.3 million or more annually.

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

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three months ended February 2000 and 1999, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax, and operating cash flow per share based on net income plus depreciation and amortization expense, net of tax, less capital expenditures.

                                                       Three Months ended February          Six Months Ended February
                                                       ---------------------------          -------------------------
                                                        2000                 1999            2000               1999
                                                       ------               ------          ------             ------

  Adjusted earnings per share
  (Net income plus amortization related to goodwill,
  net of tax)                                            $.30                 $.26            $.60              $.53

  Operating cash flow per share
  (Net income plus depreciation and amortization,
  net of tax, less capital expenditures)                 $.39                 $.37            $.80              $.72

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Since the end of the 1999 fiscal year, no material changes have occurred that would affect the disclosures regarding market risk contained in the Annual Report on Form 10-K of the Company for the fiscal year ended August 31, 1999.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In late 1999, the Company became aware that a civil qui tam lawsuit had been filed under seal naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as a defendant therein. The lawsuit is currently pending in the United States District Court for the District of Columbia. The U.S. Government has not made a decision whether to intervene in the lawsuit which is still under seal. Horizon has not been served and therefore, is not presently a party to the lawsuit.

         The lawsuit was brought under the Federal False Claims Act by three individuals. The complaint alleges that certain on-site Horizon employees acted in concert with other non-Horizon personnel to improperly inflate certain Medicare reimbursable costs associated with psychiatric services provided at a Tennessee hospital prior to August 1997. The lawsuit names the hospital, the parent corporation of the hospital and a home health agency as defendants in addition to Horizon.

         The lawsuit seeks to recover an unspecified amount of damages relating to allegedly improper Medicare claims submitted by the hospital. If the lawsuit is served on Horizon, the Company will dispute the allegations in the complaint and intends to vigorously defend itself. The Company does not believe that the claims asserted in the lawsuit, based upon present allegations, represent a material liability to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 21, 2000. At the meeting, James Ken Newman, James W. McAtee, Jack R. Anderson, George E. Bello, William H. Longfield, Donald E. Steen and James E. Buncher were re-elected to the Board of Directors. A total of 5,048,029 votes were cast for each nominee and a total of 450,917 votes were withheld.

         At the annual meeting of stockholders, the stockholders approved the Horizon Health Corporation Employee Stock Purchase Plan. A total of 2,456,891 votes were cast for this proposal, a total of 1,309,462 votes were cast against this proposal, and a total of 9,195 shares abstained.

         Also at the annual meeting of stockholders, the stockholders also ratified the appointment of PricewaterhouseCoopers, LLP as the independent accountants for the Company for the fiscal year ending August 31, 2000. At the meeting, a total of 5,488,296 votes were cast for this proposal, a total of 1,395 votes were cast against this proposal, and a total of 9,255 shares abstained.

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

27.1 Financial Data Schedule for the Three Months Ended February 29, 2000 (filed herewith).

    (b)          Reports on Form 8-K.
                 No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  MARCH 31, 2000

                                   HORIZON HEALTH CORPORATION


                BY:                 /s/ RONALD C. DRABIK
                  --------------------------------------------------------------
                                        RONALD C. DRABIK
                  SENIOR VICE PRESIDENT-FINANCE AND ADMINISTRATION AND TREASURER
                          (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                INDEX TO EXHIBITS

NUMBER           EXHIBIT

3.1               Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

3.2               Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to
                  Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 199 to the
                  Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995
                  (Registration No. 33-88314)).

4.1               Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

4.2               Rights Agreement, dated February 6, 1997, between the Company and American Stock
                  Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4 to the
                  Company's Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the
                  Commission on February 7, 1997).

11.1              Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1              Financial Data Schedule for the Three Months Ended February 29, 2000 (filed herewith).