Form 10-Q
period 2000-05-31
HORIZON HEALTH CORP /DE/
filed 2000-06-30
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2000

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of June 30, 2000, is 6,308,953.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS....................................................................... 3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of May 31, 2000 (unaudited)
                  and August 31, 1999............................................................................ 3

                  Consolidated Statements of Operations for the three months ended
                  May 31, 2000 and May 31, 1999 (each unaudited)................................................. 5

                  Consolidated Statements of Operations for the nine months ended
                  May 31, 2000 and May 31, 1999 (each unaudited)................................................. 6

                  Consolidated Statements of Cash Flows for the nine months ended
                  May 31, 2000 and May 31, 1999 (each unaudited)................................................. 7

                  Notes to Consolidated Financial Statements (unaudited)......................................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................................... 13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................. 21

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................................... 21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................................... 22

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                               MAY 31, 2000    AUGUST 31, 1999
                                                               ------------    ---------------
                                                               (UNAUDITED)

CURRENT ASSETS:
Cash and short-term investments                                $  5,567,020     $  5,438,510
Accounts receivable less allowance for uncollectible
   accounts of $3,128,105 at May 31, 2000 and
   $2,980,849 at August 31, 1999                                 12,884,348       12,885,399
Prepaid expenses and supplies                                       532,234          842,701
Other receivables                                                   147,220          200,394
Other current assets                                                378,386          459,256
Income taxes receivable                                             134,683          363,920
Current deferred taxes                                            2,449,322        2,485,296
                                                               ------------     ------------

       TOTAL CURRENT ASSETS                                      22,093,213       22,675,476
                                                               ------------     ------------

PROPERTY AND EQUIPMENT:
   Equipment                                                      6,281,853        7,028,809
   Building improvements                                            492,426          454,902
                                                               ------------     ------------
                                                                  6,774,279        7,483,711

   Less accumulated depreciation                                  4,050,879        4,192,437
                                                               ------------     ------------
                                                                  2,723,400        3,291,274

Goodwill, net of accumulated amortization of $5,466,870
   at May 31, 2000, and $4,389,113 at August 31, 1999            51,931,733       53,036,992
Contracts, net of accumulated amortization of $7,007,032
   at May 31, 2000, and $5,749,991 at August 31, 1999             5,770,733        7,027,775
Other assets                                                        383,979          504,228
                                                               ------------     ------------
       TOTAL ASSETS                                            $ 82,903,058     $ 86,535,745
                                                               ============     ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                     MAY 31, 2000     AUGUST 31, 1999
                                                                     ------------     ---------------
                                                                     (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                                 $  1,010,377      $  1,254,577
    Employee compensation and benefits                                  6,835,629         6,929,722
    Medical claims payable                                              3,734,095         4,558,823
    Accrued expenses                                                    5,824,613         5,977,704
    Note payable                                                            2,813            35,706
    Current portion of long term debt                                   3,520,000         3,338,000
                                                                     ------------      ------------
         TOTAL CURRENT LIABILITIES                                     20,927,527        22,094,532

    Other noncurrent liabilities                                          566,450           355,191
    Long-term debt, net of current portion (Note 4)                    12,280,000        16,662,000
    Deferred income taxes                                               1,397,770         1,618,169
                                                                     ------------      ------------
         TOTAL LIABILITIES                                             35,171,747        40,729,892
                                                                     ------------      ------------

Commitments and contingencies (Note 5)                                         --                --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                                  --                --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 6,308,953 shares
      outstanding at May 31, 2000 and 7,267,750 shares
      issued and 6,664,428 shares outstanding at August 31, 1999           72,678            72,678
    Additional paid-in capital                                         18,005,305        18,641,228
    Retained earnings                                                  36,854,045        31,506,116
    Treasury stock, at cost (958,797 shares at May 31,
      2000 and 603,322 shares at August 31, 1999)  (Note 6)            (7,200,717)       (4,414,169)
                                                                     ------------      ------------
                                                                       47,731,311        45,805,853
                                                                     ------------      ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                        $ 82,903,058      $ 86,535,745
                                                                     ============      ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 THREE MONTHS ENDED MAY 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------      ------------

Revenues:
   Contract management                         $ 23,436,595      $ 24,526,051
   Premiums and fees                              8,375,966        11,713,000
   Other                                            578,429           161,636
                                               ------------      ------------
Total revenues                                   32,390,990        36,400,687

Expenses:
   Salaries and benefits                         17,852,047        19,118,917
   Medical claims                                 3,143,301         4,697,193
   Purchased services                             2,966,560         3,544,142
   Provision for (recovery of) bad debts            (75,578)          559,730
   Depreciation and amortization                  1,207,320         1,124,206
   Other                                          4,037,326         4,228,665
                                               ------------      ------------
Total operating expenses                         29,130,976        33,272,853

                                               ------------      ------------
 Operating income                                 3,260,014         3,127,834

Other income (expense):
   Interest expense                                (302,336)         (341,793)
   Interest and other income                         93,471            55,007
                                               ------------      ------------


Income before income taxes                        3,051,149         2,841,048
Income tax expense                                1,226,638         1,130,634
                                               ------------      ------------


Net income                                     $  1,824,511      $  1,710,414
                                               ============      ============

Earnings per common share:
   Basic                                       $        .29      $        .25
                                               ============      ============
   Diluted                                     $        .28      $        .24
                                               ============      ============

Weighted average shares outstanding:
   Basic                                          6,295,120         6,810,529
                                               ============      ============
   Diluted                                        6,501,666         7,120,857
                                               ============      ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  NINE MONTHS ENDED MAY 31,
                                               ------------------------------
                                                   2000              1999
                                               ------------      ------------

Revenues:
   Contract management                         $ 69,936,193      $ 73,048,746
   Premiums and fees                             30,155,866        35,290,790
   Other                                          1,149,802           554,356
                                               ------------      ------------
Total revenues                                  101,241,861       108,893,892

Expenses:
   Salaries and benefits                         54,229,232        56,725,786
   Medical claims                                11,295,061        15,980,789
   Purchased services                             9,387,285        10,534,140
   Provision for bad debts                          799,220           215,157
   Depreciation and amortization                  3,589,742         3,309,951
   Other                                         12,226,509        12,730,552
                                               ------------      ------------
Total operating expenses                         91,527,049        99,496,375

                                               ------------      ------------
Operating income                                  9,714,812         9,397,517

Other income (expense):
   Interest expense                                (946,421)       (1,114,668)
   Interest and other income                        280,319           199,506
   Gain (loss) on disposal of fixed assets         (100,201)              800
                                               ------------      ------------


Income before income taxes                        8,948,509         8,483,155
Income tax expense                                3,600,580         3,367,344
                                               ------------      ------------


Net income                                     $  5,347,929      $  5,115,811
                                               ============      ============

Earnings per common share:
   Basic                                       $        .84      $        .74
                                               ============      ============
   Diluted                                     $        .81      $        .71
                                               ============      ============

Weighted average shares outstanding:
   Basic                                          6,386,801         6,914,448
                                               ============      ============
   Diluted                                        6,641,149         7,249,825
                                               ============      ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   NINE MONTHS ENDED MAY 31,
                                                                                ------------------------------
                                                                                    2000              1999
                                                                                ------------      ------------

Operating Activities:
   Net income                                                                   $  5,347,929      $  5,115,811
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             3,589,742         3,309,951
         Deferred income taxes                                                      (220,399)          135,985
         Loss (gain)  on disposal of fixed assets                                    100,201              (800)
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                                       1,052        (1,913,862)
      Decrease (increase) in other receivables                                        80,674            (6,674)
      Decrease in income taxes receivables                                           229,237           220,251
      Decrease (increase) in prepaid expenses and supplies                           310,467          (526,363)
      Decrease (increase) in other assets                                            237,093          (539,998)
      (Decrease) in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                   (1,204,183)         (293,579)
      Increase in other liabilities                                                  211,259            75,178
                                                                                ------------      ------------

   Net cash provided by operating activities                                       8,683,072         5,575,900
                                                                                ------------      ------------

Investing activities:
   Purchase of property and fixed assets                                            (787,919)         (385,863)
   Proceeds from sale of fixed assets                                                    650             3,300
   Payment for purchase of ChoiceHealth, Inc., net of cash acquired                       --        (1,847,390)
   Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.                 --         1,222,193

   Payment for purchase of Resources in Employee Assistance and
     Corporate Health, Inc., net of cash acquired                                         --        (1,936,352)
                                                                                ------------      ------------

        Net cash used in investing activities                                       (787,269)       (2,944,112)
                                                                                ------------      ------------

Financing Activities:
   Payments on long term debt                                                     (4,232,893)      (19,020,417)
   Proceeds from long term borrowings                                                     --        14,500,000
   Net proceeds from issuance of common stock                                             --           102,252
   Tax benefit related to stock options exercise                                     186,835           881,592
   Cash used in purchase of treasury stock                                        (3,363,138)       (4,462,159)
   Cash provided by issuance of treasury stock                                            --           470,111
   Cash used in stock option exercise                                               (358,097)               --
                                                                                ------------      ------------

   Net cash used in financing activities                                          (7,767,293)       (7,528,621)
                                                                                ------------      ------------

Net increase (decrease) in cash and short term investments                           128,510        (4,896,833)

Cash and short-term investments at beginning period                                5,438,510         6,204,297
                                                                                ------------      ------------
Cash and short-term investments at end of period                                $  5,567,020      $  1,307,464
                                                                                ============      ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                  $    965,544      $  1,104,841
                                                                                ============      ============
      Income taxes                                                              $  3,368,933      $  2,678,164
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

   Payment for Resources in Employee Assistance and Corporate Health, Inc.:
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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon") is a provider of employee assistance programs ("EAP") and mental health services to businesses and managed care organizations as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Los Angeles, California; Chicago, Illinois; Tampa, Florida; Denver, Colorado; Orlando, Florida; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in Lewisville, Texas.

       Information regarding the Company's recent acquisitions are included in
       Note 3 hereof.

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at May 31, 2000, the consolidated statements of operations for the three and nine months ended May 31, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended May 31, 2000 and 1999 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 1999. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 2000, and the results of operations for the three and nine months ended May 31, 2000 and 1999.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                           2000                                         1999
                                          ----------------------------------------     ----------------------------------------
                                          Net Income      Shares        Per Share      Net Income      Shares        Per Share
                                          Numerator     Denominator       Amount       Numerator     Denominator       Amount
                                          ----------    -----------     ----------     ----------    -----------     ----------

FOR THE THREE MONTHS ENDED MAY 31,

  Basic EPS .........................     $1,824,511      6,295,120     $      .29     $1,710,414      6,810,529     $      .25
                                                                        ----------                                   ----------

  Effect of Dilutive Securities
    Options .........................                       206,546                                      310,328
                                                         ----------                                   ----------
  Diluted EPS .......................     $1,824,511      6,501,666     $      .28     $1,710,414      7,120,857     $      .24
                                          ==========     ==========     ==========     ==========     ==========     ==========
FOR THE NINE MONTHS ENDED MAY 31,

  Basic EPS .........................     $5,347,929      6,386,801     $      .84     $5,115,811      6,914,448     $      .74
                                                                        ----------                                   ----------

  Effect of Dilutive Securities
    Options .........................                       254,348                                      335,377
                                                         ----------                                   ----------
  Diluted EPS .......................     $5,347,929      6,641,149     $      .81     $5,115,811      7,249,825     $      .71
                                          ==========     ==========     ==========     ==========     ==========     ==========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During fiscal year 2000 and 1999, certain shares subject to options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended May 31, 1999 excluded 138,816 shares subject to options, with exercise prices ranging from $7.42 to $23.75. The computation for the quarter ended May 31, 2000 excluded 775,337 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the nine months ended May 31, 1999 excluded an average of 334,601 shares subject to options, with exercise prices ranging from $7.42 to $23.75. The computation for the nine months ended May 31, 2000 excluded an average of 574,953 shares subject to options, with exercise prices ranging from $6.91 to $23.75.

3.     ACQUISITIONS

       REACH

       Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH") of Murray Hill, New Jersey, and REACH has been consolidated with the Company as of April 1, 1999. The Company accounted for the acquisition of REACH by the purchase method. REACH provides employee assistance programs and other related behavioral health care services to self-insured employers. REACH had total revenues of approximately $1.4 million (unaudited) for the ten months ending March 31, 1999. The purchase price of approximately $2.0 million in cash was funded by a $2.0 million advance under the Company's existing term loan credit facility. The allocation of the purchase price exceeded the fair value of REACH's tangible net assets by $2,326,846, of which $2,054,791 is recorded as goodwill and $272,055 as service contracts. Tangible assets acquired and liabilities assumed totaled $150,496 and $477,342, respectively.

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

4.     LONG-TERM DEBT

       At May 31, 2000 and August 31, 1999, the Company had the following long-term debt:

                                             MAY 31,        AUGUST 31,
                                              2000             1999
                                          ------------     ------------

       Term Loan Facility                 $ 15,800,000     $ 20,000,000
       Revolving Credit Facility                    --               --
                                          ------------     ------------
                                            15,800,000       20,000,000
       Less current maturities               3,520,000        3,338,000
                                          ------------     ------------
                                          $ 12,280,000     $ 16,662,000
                                          ============     ============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consists of a $10.0 million revolving credit facility to fund ongoing working capital requirements and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company. As of May 31, 2000, the Company had borrowings of $15.8 million outstanding against the term loan facility against which it can no longer draw, and $10.0 million available under the revolving credit facility.

       The credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined, or (2) the LIBOR Rate plus the LIBOR Margin, as defined. At May 31, 2000, the interest rate on outstanding indebtedness under the credit facility was 7.62%. The Base Rate Margin and LIBOR Margin vary depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 30, 2000. The advance term loan facility requires quarterly payments of principal of $880,000 which begun February 29, 2000 and continue through maturity on November 30, 2002.

5.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Three months ending August 31, 2000                         $  462,146
       For the year ending August 31, 2001                          1,542,983
       For the year ending August 31, 2002                          1,001,199
       For the year ending August 31, 2003                            671,974
       For the years ending August 31, 2004 and thereafter            409,471
                                                                   ----------
                                                                   $4,087,773
                                                                   ==========

       Rent expense for the nine months ended May 31, 2000 and 1999 totaled $1,989,403 and $1,674,651 respectively.

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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     STOCK REPURCHASES

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 authorized the repurchase of an additional 200,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company repurchased 1,189,300 shares of its common stock as of November 30, 1999, which completed the stock repurchase plan. In accordance with certain provisions of its current term loan facility agreement, no further purchases can be made. As of May 31, 2000, 230,503 shares have been reissued in conjunction with the exercise of certain stock options.

7.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the three months and nine months ended May 31, 2000 and May 31, 1999 by operating subsidiary:


                             (A)            (B)            (C)            (D)             (E)
                                          Horizon
                           Horizon         Mental       Specialty        Mental
                          Behavioral       Health         Rehab          Health                       Intercompany
                           Services      Management     Management      Outcomes         Other        Eliminations    Consolidated
                         ------------   ------------   ------------   ------------    ------------    ------------    ------------
THREE MONTHS ENDED:
MAY 31, 2000
Revenues                 $  8,632,914   $ 20,429,171   $  2,943,084   $    319,994    $     65,827    $         --    $ 32,390,990
Inter Company Revenues         18,583             --             --        351,494              --        (370,077)             --


Earnings before
interest,
taxes, depreciation
and
Amortization (EBITDA)         552,095      5,061,490        438,156         28,729      (1,613,136)             --       4,467,334

Total Assets               42,077,357     63,324,410      5,862,995        340,388      26,490,193     (55,192,285)     82,903,058

MAY 31, 1999
Revenues                 $ 11,661,734   $ 21,882,151   $  2,746,990   $     68,296    $     41,516    $         --    $ 36,400,687
Inter Company Revenue          28,174             --             --        460,322              --        (488,496)             --

Earnings before
interest,
Taxes, depreciation,
and
Amortization (EBITDA)         921,386      5,066,903        534,997        (70,323)     (2,200,923)             --       4,252,040

Total Assets               45,107,893     56,593,100      4,664,383        415,887      27,907,950     (48,324,044)     86,365,169



                             (A)            (B)            (C)            (D)             (E)
                                          Horizon
                           Horizon         Mental       Specialty        Mental
                          Behavioral       Health         Rehab          Health                       Intercompany
                           Services      Management     Management      Outcomes         Other        Eliminations    Consolidated
                         ------------   ------------   ------------   ------------    ------------    ------------    ------------
NINE MONTHS ENDED:
MAY 31, 2000
Revenues                 $ 30,456,181   $ 61,160,187   $  8,600,252   $    848,325    $    176,916    $         --    $101,241,861
Inter Company Revenues         54,877             --             --      1,099,656              --      (1,154,533)             --


Earnings before
interest,
taxes, depreciation
and
amortization (EBITDA)       3,039,356     15,540,616      1,162,843          5,295      (6,443,556)             --      13,304,554

Total Assets               42,077,357     63,324,410      5,862,995        340,388      26,490,193     (55,192,285)     82,903,058

MAY 31, 1999
Revenues                 $ 35,067,372   $ 65,829,586   $  7,555,000   $    304,456    $    137,478    $         --    $108,893,892
Inter Company Revenue          47,937             --             --      1,317,321              --      (1,365,258)             --

Earnings before
interest,
taxes, depreciation,
and
amortization (EBITDA)       2,204,632     15,424,698        584,873        166,247      (5,672,982)             --      12,707,468

Total Assets               45,107,893     56,593,100      4,664,383        415,887      27,907,950     (48,324,044)     86,365,169


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. Over the last seven years, the Company has increased its management contracts from 43 to a total of 145 as of May 31, 2000 and currently has contract locations in 34 states. Of its management contracts, 120 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At May 31, 2000, the Company provided outcome measurement services as well as data services under 115 contracts.

         Through its subsidiary Horizon Behavioral Services, Inc., at May 31, 2000, the Company had 263 contracts to provide EAP and managed behavioral health services covering over 1.7 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative only services, and at risk managed behavioral health services.

         During the quarter the Company continued experiencing the effects of the termination of six significant managed care contracts, one of which occurred in the quarter ended November 30, 1999, three terminated during the quarter ending February 29, 2000, and one terminated during the quarter ended May 31, 2000. The six significant contracts provided annual revenues of approximately $15 million, or about 11% of the company's total annual revenues. One of the six contract terminations arose from a client insolvency, which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. Five of the six terminations, the "applicable contracts", impacted the results of the three months ended May 31, 2000. The effects of the sixth termination will occur gradually, with membership being transitioned away over the course of the next year. Because of the timing of the actual termination dates, the full financial impact of the terminations will not be realized until the next fiscal year. The Company has initiated a number of expense reduction measures to mitigate the financial impact of these terminations. One of the expense reduction measures included closing five of the company's nine clinic locations during the quarter ended May 31, 2000.

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

         Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. In some cases, the reimbursement limitations have resulted in decreased amounts reimbursed to the Company's client hospitals and have led to the renegotiation of a lower contract management fee structure for the Company. In other cases the reimbursement limitations have resulted in the termination or non-renewal of the management contract.

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. Thereafter, reimbursement for partial hospitalization will utilize a fixed reimbursement amount per patient day. The proposed reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which will lower Medicare reimbursement levels to many hospitals for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement, recently enacted legislation allows some hospitals to receive transitional relief effective August 1, 2000 which will be phased out over three years. However, the general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract.

         Revenues from partial hospitalization services were $4.0 million, or 17.1% of total contract management revenues for the quarter ended May 31, 2000, and were $11.8 million, or 16.9% of total contract management revenues for the nine months ended May 31, 2000. Of the 145 management contracts at May 31, 2000, 92 contracts or 63.4% of the contracts include partial hospitalization services. Of the 92 partial contracts, 75 program locations were in operation and had a partial hospitalization program in operation, 17 program locations were in operation but the partial hospitalization programs were not yet in operation, and 6 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.4 million or more annually.

         Recent amendments to the Medicare statutes provides for a linear phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period, the start of which was previously delayed and has been rescheduled for cost reporting periods beginning on or after April 1, 2001. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and could adversely effect the business operations and financial results of the Company. Regulations specifying the rules and amounts of reimbursement have not as yet been released.

         A number of the Company's client hospitals and managed care customers are experiencing cash flow problems, increasing the Company's exposure to bad debts. The Company's general policy is to reserve for accounts receivable balances greater than 90 days outstanding. The Company is being more vigorous in its collection efforts. As a result, bad debt expense in the quarter reflects a net recovery of $76,000, and for the fiscal year to date bad debt expense is $800,000. The ending reserve for bad debt is $3.1 million or 19.5% of accounts receivable.

         Information regarding the Company's recent acquisitions are included in
Note 3 of the Notes to Consolidated Financial Statements (unaudited).

                            SUMMARY STATISTICAL DATA

                                             MAY 31,      FEBRUARY 29,  NOVEMBER 30,    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                              2000           2000           1999           1999           1998           1997
                                           ----------     ----------    -----------     ----------     ----------     ----------

EAP AND MENTAL HEALTH SERVICES

Covered Lives                               1,767,850      1,974,637      2,308,588      2,402,167      1,894,015        288,519


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                   134            140            141            147            161            181
Contract locations signed and unopened             11             12             10              6             11             14
                                           ----------     ----------     ----------     ----------     ----------     ----------
Total contract locations                          145            152            151            153            172            195
                                           ==========     ==========     ==========     ==========     ==========     ==========

SERVICES COVERED BY CONTRACTS IN
OPERATION:

Inpatient                                         126            129            128            133            149            166
Partial Hospitalization                            75             81             81             86            102            104
Outpatient                                         26             26             26             27             32             24
Home health                                         8              8              8              7             10             17
CQI + and data systems (under                     115            114            110            106             82             86
contract)

TYPES OF TREATMENT PROGRAMS IN
OPERATION:

Geropsychiatric                                   154            164            158            165            189            197
Adult psychiatric                                  46             45             50             54             67             75
Substance abuse                                     3              3              4              4              8             10
Physical Rehabilitation                            25             25             25             25             20             20
Other                                               7              7              6              5              9              9

                              RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2000 and 1999, the percentage relationship to total revenues of certain costs, expenses and income.

                                                  THREE MONTHS                   NINE MONTHS
                                                  ENDED MAY 31,                 ENDED MAY 31,
                                             -----------------------       -----------------------

                                               2000           1999           2000           1999
                                             --------       --------       --------       --------

Revenues:
Contract management revenues                     72.4%          67.4%          69.1%          67.1%
Premiums and fees                                25.9           32.2           29.8           32.4
Other                                             1.7            0.4            1.1            0.5
                                             --------       --------       --------       --------

Total revenues                                  100.0          100.0          100.0          100.0

Operating revenues
   Salaries and benefits                         55.1           52.5           53.6           52.1
   Medical claims                                 9.7           13.0           11.2           14.7
   Purchased services                             9.2            9.7            9.3            9.7
   Provision for (recovery of) bad debts         (0.3)           1.5            0.7            0.2
   Depreciation and amortization                  3.7            3.1            3.5            3.0
   Other                                         12.5           11.6           12.1           11.7
                                             --------       --------       --------       --------

Total operating expenses                         89.9           91.4           90.4           91.4
                                             --------       --------       --------       --------

Operating income                                 10.1            8.6            9.6            8.6
                                             --------       --------       --------       --------

Interest and other income (expenses), net        (0.7)          (0.8)          (0.7)          (0.8)
                                             --------       --------       --------       --------

Income before taxes                               9.4            7.8            8.9            7.8

Income tax expense                                3.8            3.1            3.6            3.1
                                             --------       --------       --------       --------

Net income                                        5.6%           4.7%           5.3%           4.7%
                                             ========       ========       ========       ========

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1999

         Revenue. Revenues for the three months ended May 31, 2000 were $32.4 million representing a decrease of $4.0 million or 11.0%, as compared to revenues of $36.4 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $2.4 million, or 9.8%, due to a decline in the average number of contract locations in operation from 155.5 for the three months ended May 31, 1999, to 136.6 for the three months ended May 31, 2000. However, same store sales for contract management revenues, that is contracts in operation for both the entire quarters ended May 31, 1999 and May 31, 2000 increased $1.3 million or 7.1%. Premiums and fees decreased $3.3 million primarily as a result of the termination of the five applicable managed care contracts, as discussed previously, whose revenues in the three months ended May 31, 2000 were $230,000 versus $3.5 million for the same period in the prior fiscal year. The decreases in contract management revenues and premiums and fees were partially offset by an increase in other revenue of $400,000 as a result of increased revenues from outcomes measurement and data base services.

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 2000 were $17.9 million representing a decrease of $1.2 million, or 6.3%, as compared to salaries and benefits of $19.1 million for the three months ended May 31, 1999. Average full time equivalents for the three months ended May 31, 2000 were 1,166 representing a decrease of 133, or 10.2%, as compared to average full time equivalents of 1,299 for the three months ended May 31, 1999. This decrease is a result of cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefit cost per full time equivalent for the three months ended May 31, 2000, were $15,315 representing an increase of $595, or 4.0%, per full time equivalent as compared to salary and benefits costs of $14,720 per full time equivalent for the three months ended May 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 2000 were $1.2 million representing an increase of $100,000, or 9.1%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. An increase of $8,000 is due to the amortization of goodwill and contract valuations resulting from the acquisition of REACH. The remaining increase results from the depreciation expense of additional equipment purchased by the Company, in particular, furniture, equipment and leasehold improvements resulting from the move of the EAP division offices to Blue Bell, PA in October 1999.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 2000 were $10.1 million, representing a decrease of $2.9 million or 22.3%, as compared to other operating expenses of $13.0 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended May 31, 2000 was $3.1 million, representing a decrease of $1.6 million or 34.0%, as compared to medical claims expense of $4.7 million for the corresponding period in the prior fiscal year. This is primarily the result of the termination of the five applicable managed care contracts discussed previously, as well as improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient options. Inpatient days per year per one thousand members decreased from an average of 20.4 for the three months ended May 31, 1999 to 16.3 for the three months ended May 31, 2000.

         Purchased services for the three months ended May 31, 2000 were $3.0 million, representing a decrease of $600,000 or 16.7%, as compared to purchased services of $3.6 million for the corresponding period in the prior fiscal year. Medical director fees decreased $272,000 for the three months ended May 31, 2000, as compared to the corresponding period in the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation as discussed above as well as the expense controls initiated by the Company. Also, fees paid to temporary physicians decreased $126,000 due to the recruitment of permanent physicians at certain contract locations. In addition, legal fees and ancillary service expense decreased $81,000 and $77,000, respectively, for the three months ended May 31, 2000, as compared to the corresponding period in the prior fiscal year.

         Bad debt expense was a net recovery of $76,000 for the three months ended May 31, 2000, as compared to expense of $560,000 for the three months ended May 31, 1999, a decrease of $635,000. The decrease is primarily attributable to collections from contract locations that were previously reserved as bad debt. The Company is continuing to vigorously pursue collections in an effort to minimize bad debt expense.

         Other operating expense was $4.0 million for the three months ended May 31, 2000, representing a decrease of $200,000 or 4.8%, as compared to other operating expense of $4.2 million for the corresponding period in the prior fiscal year. Rent expense increased $200,000 due to a one-time charge related to the closing of the five clinic locations as discussed previously. The remaining decrease of $400,000 is a result of certain Company initiated expense reduction measures, which significantly decreased various expense categories, including recruiting expenses, express mail cost and telephone expense.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended May 31, 2000 was a net expense of $211,000, as compared to $287,000 for the corresponding period in the prior fiscal year. This change results from a decrease in interest expense of approximately $39,000 related to a reduction in the average outstanding credit facility balances between the periods, net of higher interest rates on such borrowings, and an increase in interest income of approximately $37,000 due to higher average cash balances.

         Income Tax Expense. For the three-month period ended May 31, 2000, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.2%. For the three-month period ended May 31, 1999, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.7%.


  NINE MONTHS ENDED MAY 31, 2000 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1999


         Revenue. Revenues for the nine months ended May 31, 2000 were $101.2 million representing a decrease of $7.7 million or 7.0%, as compared to revenues of $108.9 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $4.2 million, or 5.8%, due to a decline in the average number of contract locations in operation from 156.4 for the nine months ended May 31, 1999, to 140.3 for the nine months ended May 31, 2000. The decrease of $4.2 million, or 5.8% was offset by an increase in same store sales, that is management contracts in operation for both the entire periods ended May 31, 1999 and May 31, 2000, of $1.1 million or 2.2%. Premiums and fees decreased $5.1 million primarily as a result of the termination of the five applicable managed care contracts, as discussed previously, whose revenues in the nine months ended May 31, 2000 were $5.7 million versus $10.0 million for the same period in the prior fiscal year. The decreases in contract management and premiums and fees were partially offset by an increase in other revenue of $600,000 to $1.1 million for the nine months ended May 31, 2000. This increase is primarily the result of increased revenues from outcomes measurement and data base services.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 2000 were $54.2 million representing a decrease of $2.5 million, or 4.4%, as compared to salaries and benefits of $56.7 million for the nine months ended May 31, 1999. Average full time equivalents for the nine months ended May 31, 2000 were 1,203 representing a decrease of 87, or 6.7%, as compared to average full time equivalents of 1,290 for the nine months ended May 31, 1999. This decrease is a result of cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefit cost per full time equivalent for the nine months ended May 31, 2000, were $45,068 representing an increase of $1,097, or 2.5%, per full time equivalent as compared to salary and benefits costs of $43,971 per full time equivalent for the nine months ended May 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 2000 were $3.6 million representing an increase of $300,000, or 9.1%, as compared to depreciation and amortization expenses of $3.3 million for the corresponding periods in the prior fiscal year. An increase of $53,000 is due to the amortization of goodwill and contract valuations resulting from the acquisition of REACH. The remaining increase results from the depreciation expense of additional equipment from acquisitions or purchases by the Company, including purchases of furniture, equipment and leasehold improvements resulting from the EAP division move to Blue Bell, PA in October 1999.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the nine months ended May 31, 2000 were $33.7 million, representing a decrease of $5.8 million or 14.7%, as compared to other operating expenses of $39.5 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the nine months ended May 31, 2000 was $11.3 million, representing a decrease of $4.7 million or 29.4%, as compared to medical claims expense of $16.0 million for the corresponding period in the prior fiscal year. This is primarily the result of the termination of the five applicable managed care contracts as discussed previously, as well as improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient options. Inpatient days per year per one thousand members decreased from an average of 21.7 for the nine months ended May 31, 1999 to 16.7 for the nine months ended May 31, 2000.

         Purchased services for the nine months ended May 31, 2000 were $9.4 million, representing a decrease of $1.1 million or 10.5%, as compared to purchased services of $10.5 million for the corresponding period in the prior fiscal year. Medical director fees decreased $786,000 for the nine months ended May 31, 2000, as compared to the corresponding period in the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation as discussed in the revenue section above as well as the expense controls initiated by the Company. Also, fees paid to temporary physicians decreased $113,000 due to the recruitment of permanent physicians at certain contract locations.

         Bad debt expense for the nine months ended May 31, 2000 was $800,000 representing an increase of $585,000 as compared to bad debt expense of $215,000 for the nine months ended May 31, 1999. Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $2.0 million for the nine months ended May 31, 1999. Excluding the $1,750,000 recovery, bad debt expense decreased $1.2 million for the nine months ended May 31, 2000 versus May 31, 1999. A decrease of $360,000 was due to the collection of past due amounts from five contract management locations that terminated prior to the current fiscal year and $591,000 was due to the collection of a payment from one contract location that was previously reserved as bad debt. The remainder of the decrease is due to more vigorous collection efforts.

         Other operating expense for the nine months ended May 31, 2000 was $12.2 million, representing a decrease of $500,000 or 3.9%, as compared to other operating expense of $12.7 million for the corresponding period in the prior fiscal year. Rent expense increased $200,000 due to a one-time charge related to the closing of the five clinic locations, as previously discussed. The remaining decrease of $700,000 is a result of certain Company initiated expense reduction measures, which significantly decreased various expense categories, including recruiting expenses, express mail cost and telephone expense.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the nine months ended May 31, 2000 was a net expense of $768,000, as compared to $914,000 for the corresponding period in the prior fiscal year. Interest income increased $121,000 due to a higher average cash balances on hand during the period, and decreased $42,000 due to the receipt of interest in February 1999 related to the post closing purchase price adjustment for FPM Behavioral Health, Inc. Interest expense decreased $168,000 related to a reduction in the average outstanding credit facility balances between the periods partially offset by higher interest rates. Other expense increased $99,000 due to a loss on disposal of assets related to the write-off of obsolete computer equipment and software.

         Income Tax Expense. For the nine month period ended May 31, 2000, the Company recorded federal and state income taxes of $3.6 million resulting in a combined tax rate of $40.2%. For the nine month period ended May 31, 1999, the Company recorded federal and state income taxes of $3.4 million resulting in a combined tax rate of 39.7%.


LIQUIDITY AND CAPITAL RESOURCES

         As of May 31, 2000, the Company had $5.6 million of cash on hand and is required to pay $3.5 million in principal amortization over the next year and expects to incur approximately $800,000 in capital expenditures. For the nine months just ended, the Company had operating cash flow of $8.7 million. However, as previously discussed, five of the six significant managed care contracts which are terminating, terminated during the nine months ended May 31, 2000. The six significant managed care contracts provided annual revenues of approximately $15 million, or about 11% of the Company's total annual revenues. In response to the loss of this revenue, the Company has initiated certain cost reduction initiatives, which included closing five clinics in the Tampa and Jacksonville, Florida metropolitan areas. For the nine months just ended, the Company had $788,000 in capital expenditures related to establishing the new EAP Operations Center near Philadelphia, PA as well as upgrading computer and network equipment. In addition, the Company has spent approximately $175,000 over the past two years related to its Year 2000 initiatives, for which no further expenditures are anticipated.

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Agreement consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Term Loan Facility"). At May 31, 2000, the Term Loan Facility had $15.8 million outstanding, against which it can no longer draw.

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

         As of September 30, 1998, the Credit Facility was amended to allow the Company to utilize advances, under the Term Loan Facility, to repurchase its capital stock through November 30, 1999. As of November 30, 1999, the Company had repurchased 1,189,300 shares of its common stock, of which 162,778 and 230,503 shares had been reissued pursuant to the exercise of certain stock options as of November 30, 1999 and May 31, 2000 respectively. Through November 30, 1999, advances of $4.0 under the term loan had been used for stock repurchases.

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

         Recent amendments to the Medicare statutes also provide for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. Thereafter, reimbursement for partial hospitalization will utilize a fixed reimbursement amount per patient day. The proposed reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which will lower

Medicare reimbursement levels to many hospitals for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement, recently enacted legislation allows some hospitals to receive transitional relief effective August 1, 2000 which will be phased out over three years. This change may adversely affect the ability of the Company to obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

         Revenues from partial hospitalization services were $4.0 million, or 17.1% of total contract management revenues for the quarter ended May 31, 2000, and were $11.8 million, or 16.9% of total contract management revenues for the nine months ended May 31, 2000. Of the 145 management contracts at May 31, 2000, 92 contracts or 63.4% of the contracts include partial hospitalization services. Of the 92 partial contracts, 75 program locations were in operation and had a partial hospitalization program in operation, 17 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 6 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $4.4 million or more annually.

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

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three and nine months ended May 31, 2000 and 1999, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax, and operating cash flow per share based on net income plus depreciation and amortization expense, net of tax, less capital expenditures.

                                                                      Three Months ended May 31,   Nine Months ended May 31,
                                                                      --------------------------   -------------------------
                                                                           2000         1999           2000         1999
                                                                          ------       ------         ------       ------

     Adjusted earnings per share
     (Net income plus amortization related to goodwill, net of tax)       $  .32       $  .27         $  .92       $  .80

     Operating cash flow per share
     (Net income plus depreciation and amortization                       $  .43       $  .39         $ 1.23       $ 1.11
     less capital expenditures)

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments concerning the pending litigation described in Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000.

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

27.1 Financial Data Schedule for the Three Months Ended May 31, 2000 (filed herewith).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JUNE 30, 2000

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1              Financial Data Schedule for the Three Months Ended May 31,
                  2000 (filed herewith).