Form 10-K
period 2000-08-31
HORIZON HEALTH CORP /DE/
filed 2000-11-13
CIK 935007

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2000

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________

                         Commission File number 1-13626

                           HORIZON HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                    75-2293354
          ---------                                   ----------
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

Yes  [X]                No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 9, 2000 there were 6,368,837 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $22,061,638. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 24, 2001.

                                TABLE OF CONTENTS


                           HORIZON HEALTH CORPORATION




PART I                                                                                      PAGE
         Item 1.  Business ...............................................................    3

         Item 2.  Properties .............................................................   21

         Item 3.  Legal Proceedings ......................................................   21

         Item 4.  Submission of Matters to a Vote of Security Holders ....................   22

PART II

         Item 5.  Market for the Company's Common Equity
                  and Related  Stockholder Matters .......................................   24

         Item 6.  Selected Financial Data ................................................   25

         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................   28

         Item 7A. Quantitative and Qualitative Disclosures About Market Risk .............   39

         Item 8.  Financial Statements and Supplementary Data ............................   39

         Item 9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure ....................................   39


PART III

         Item 10. Directors and Executive Officers of the Registrant .....................   40

         Item 11. Executive Compensation .................................................   40

         Item 12. Security Ownership of Certain Beneficial Owners and Management .........   40

         Item 13. Certain Relationships and Related Transactions .........................   40

PART IV

         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .......   41

PART 1


ITEM 1.  BUSINESS


         Unless the context otherwise requires, when used herein the term "Company" refers to Horizon Health Corporation and its subsidiaries.


GENERAL

         The Company is a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, and a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. As of August 31, 2000, the Company had 254 contracts to provide EAP and managed mental health services covering nearly 1.8 million lives. Over the last eight years, the Company has increased its management contracts from 43 to a total of 138 as of August 31, 2000 and currently has contract locations in 34 states and the District of Columbia. Of its management contracts, 114 relate to mental health treatment programs and 24 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 2000 the Company provided outcome measurement services at 107 contract locations as well as 8 database project contracts under various arrangements. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and management of mental health treatment programs for general acute care hospitals in 1981.

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

         See Note 13 to the Consolidated Financial Statements of the Company included herein for certain financial information regarding industry segments of the Company.

         MENTAL HEALTH SERVICES

         The Company believes that there continues to be substantial opportunities to provide mental health contract management services to general acute care hospitals in the United States. A major shift in the delivery of mental health services is occurring as payors are increasingly using managed care methods to review and require pre-approval for mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the demands of managed care companies and other third-party payors. The Company also believes that it costs general acute care hospitals less to provide inpatient and partial hospitalization mental health services than it costs freestanding psychiatric hospitals in part due to the ability of acute care hospitals to utilize excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical care on-site and in a more cost effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

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

         The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 2000, 72.1% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain recently enacted caps on reimbursement amounts, the Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization and home health services that permit the patient to be treated in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below.

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

         Amendments to the Medicare statutes provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. Reimbursement for partial hospitalization now utilizes a fixed reimbursement amount per patient day. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement, legislation was enacted to allow some hospitals to receive transitional relief effective August 1, 2000, which will be phased out over three years. However, the general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract.

         Revenues from partial hospitalization services were $15.2 million or 16.2% of total contract management revenues for the year ended August 31, 2000. Of the Company's 138 management contracts at August 31, 2000, 78 or 56.5% of the contracts include partial hospitalization services. Of the 78 contracts including partial hospitalization services, 61 program locations had partial hospitalization services in operation, 12 program locations were in operation but the partial hospitalization services were not in operation, and five program locations were not yet in operation for any services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income by $5 million or more annually.

         CQI+ OUTCOMES MEASUREMENT SYSTEM

         The Company has developed and markets a proprietary mental health outcome measurement system. The CQI+ Outcomes Measurement System, (the "CQI+ System") provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the care provided, and to market such programs to patients and providers. When included with contract management services, it provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. In addition, the Company provides outcome measurement services to acute care hospital based programs, free-standing psychiatric hospitals, community mental health centers, residential treatment centers and outpatient clinics. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), as part of its Oryx Initiative, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures. Each year, the requirements for the number of measures will increase. The Company's CQI+ System has met the criteria for inclusion in the Oryx Initiative and is included on JCAHO's list of acceptable systems. The Company is committed to meeting the requirements as established by JCAHO. Since developing the CQI+ System over six years ago, the Company has compiled a database containing outcome measurement data on approximately 60,000 patients. With the growth of managed care and the JCAHO accreditation requirement, the Company believes that its CQI+ System will become an important component of the mental health services it provides.

         PSYCHSCOPE OUTCOMES DATABASE SERVICES

         The Company developed and began to market in fiscal 1999 PsychScope Outcomes Database Services, which are based on outcomes measurement data collected from approximately 60,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers, contract research organizations, and research based teaching universities to access information on the clinical treatment of patients in hospital based behavioral health programs across the U.S. PsychScope Services can be accessed by customers as either standard quarterly reports which track and trend key drug usage variables and associated patient health status, severity of illness, patient functioning, and symptoms, or as custom research studies which are completely customer specified. PsychScope Services support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive and rapidly growing pharmaceutical market.

         PHYSICAL REHABILITATION SERVICES

         The Company has successfully expanded the types of programs that it manages for its client hospitals to include other related clinical services. The Company's acquisition of Specialty Healthcare Management, Inc. ("Specialty"), in August 1997, expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors driving demand in mental health programs are also driving significant demand for physical rehabilitation programs. The Company provides contract management for a full range of physical rehabilitation services. In addition to acute and sub-acute physical therapy and rehabilitation services, the Company also provides contract management for comprehensive outpatient rehabilitation facility programs. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped fuel growth in these outpatient services.

         Recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period currently scheduled to begin April 1, 2001. The resulting phase-in of reimbursement for physical rehabilitation services based on the Medicare prospective payment system utilizing a fixed reimbursement amount for specified diagnoses could lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
         PROGRAMS

         The Company is a provider of managed behavioral health care, utilization management and employee assistance programs (EAP). The Company provides its clients with quality, cost-effective programs for administration and management of behavioral health, substance abuse and psychiatric disability management services. The Company also maintains extensive involvement on a national level in the at-risk management of mental health services under employer plans and commercial programs. Beginning with the acquisition of Florida Professional Psychological Services, Inc. ("Florida PPS"), in August 1996, and continuing with the acquisitions of Acorn Behavioral Health Care Management Corporation ("Acorn"), Inc. in October 1997, and FPM Behavioral Health, Inc. ("FPM") in June 1998, the Company expanded its services to include the provision of full risk, capitated managed behavioral health care services for health maintenance organizations ("HMOs") and self-insured employers, as well as the operation of employee assistance programs for employers. The Company further expanded its services in this area with the acquisitions of ChoiceHealth, Inc. and Resources in Employee Assistance and Corporate Health, Inc., effective October 5, 1998 and April 1, 1999, respectively.

         The behavioral health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. The clinical staff represents a broad range of treatment and case management specialties and is qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The staff includes psychiatrists, nurses, psychologists, social workers, and other related mental health personnel. The Company believes that its existing relationships with health care providers and its expertise in the provision of mental health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically furnish such services.

         In October 2000, Horizon Behavioral Services, Inc. was awarded a three year, Full Accreditation from the National Committee for Quality Assurance
(NCQA) under its 2000 standards for managed behavioral health care organizations (MBHOs). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care organizations, physician organizations, managed care organizations and credentials verification organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members. The NCQA standards for the accreditation of a MBHOs are intended to help organizations achieve the highest level of performance possible, reduce patient risk for untoward outcomes, and create an environment of continuous improvement. Accreditation decisions include Full Accreditation (the highest level), One-year Accreditation, Provisional Accreditation and Denial.

         Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, give employees the opportunity to have consultations with a health care provider to identify and discuss problems that may be affecting the work performance of the employee and a course of action or treatment to address such problems. The Company also offers a comprehensive array of work life information and referral sources as well HorizOnline, an internet based EAP program, which is available exclusively to its clients. As with its other products, the Company intends to market such programs as an additional service it can offer new and existing client hospitals. In March 2000, the Company's EAP/Employer division received its third successive full, two-year accreditation for utilization management from the American Accreditation HealthCare/Commission (URAC), a non-profit charitable organization founded in 1990 to establish standards for the health care industry.

SERVICES

         MENTAL HEALTH SERVICES

         The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 114 of the Company's 138 management contracts at August 31, 2000.

         Elements of the Continuum of Care

         The mental health treatment programs managed by the Company are designed to provide a continuum of mental health services, consisting of inpatient, partial hospitalization (or day treatment), outpatient and home health services.

         Inpatient Services. Inpatient services are generally provided to patients needing the most intensive mental health treatment and who frequently have accompanying medical care needs. The patient is admitted to the client hospital and remains there on a 24-hour per day basis throughout the course of the inpatient treatment, which is continued until the patient can be stabilized and moved to another level in the continuum of mental health services. Please refer to the Medicare and Medicaid; Reimbursement for Services section below for a discussion of new HCFA rules requiring a HCFA determination that a facility has provider-based status.

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

         Consulting Services

         In late 1999 the Company made a commitment to expand its management contracting capabilities by offering its considerable expertise in the mental health industry to its clients on a consulting basis. Over the past nineteen years, the Company has been involved in the management of every facet of the mental health delivery system: inpatient, partial hospitalization, outpatient, home health and practice management. The Company's consulting services will allow its clients to take advantage of the Company's considerable expertise without a contract management relationship. The Company has also developed three standard consulting modules that it refers to as its Avenues(TM) service modules. The Company's Avenues(TM) service modules provide assessment and ongoing support in key areas from clinical policies and procedures development, to Medicare billing and coding assistance, to comprehensive clinical audits, to outcomes measurement and reporting, to professional marketing and community relations.

         CQI+ OUTCOMES MEASUREMENT SYSTEM

         The Company began offering its CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for mental health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. In addition, the CQI+ System enables client hospitals to demonstrate to third-party payors the effectiveness of the treatment programs and provides a valuable tool to the hospital in marketing to patients and providers. The CQI+ System also assists the hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs. JCAHO, as part of its accreditation process, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures under the Oryx Initiative. Each year, the requirements for the number of measures will increase. The Company's CQI+ System has met the criteria for inclusion in the Oryx Initiative and is included on JCAHO's list of acceptable systems. The Company is committed to meeting future requirements as established by JCAHO. At August 31, 2000, 49 of the Company's management contracts included the CQI+ System and there were 58 stand-alone CQI+ contracts. The CQI+ System provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals.

         Since offering CQI+ System, the Company has compiled a database containing outcome measurement data on approximately 60,000 patients. Sample data is collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.

         PSYCHSCOPE OUTCOMES DATABASE SERVICES

         The Company developed and began to market in fiscal 1999 PsychScope Outcomes Database Services, which are based on outcomes measurement data collected from approximately 60,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers, contract research organizations, and research based teaching universities to access information on the clinical treatment of patients in hospital based behavioral health programs across the U.S. PsychScope services are sold to customers in two different service package offerings. The first offering allows customers to purchase standard quarterly reports which report key variables for drug usage by diagnosis as well as patient health status, severity of illness, patient functioning, and symptoms. This service allows customers the opportunity to track and trend the data over time for use in marketing projects and clinical research. The second PsychScope offering allows customers to design customized retrospective and prospective research studies using the PsychScope database. This offering is used to support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive and rapidly growing pharmaceutical market. Due to the

U.S. launches of several new psychiatric drugs, the psychiatric database services market is expected to grow significantly. As of August 31, 2000 the Company had eight contracts to provide outcomes database services.

         PHYSICAL REHABILITATION SERVICES

         The Company provides contract management for a broad range of physical rehabilitation programs including (i) acute physical medicine and rehabilitation, (ii) subacute physical therapy and rehabilitation, and (iii) outpatient rehabilitation. Physical rehabilitation services represented 24 of the Company's 138 management contracts at August 31, 2000.

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

         Please refer to the Medicare and Medicaid; Reimbursement for Services section below for a discussion of new HCFA rules requiring a HCFA determination that a facility has provider-based status.

         MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE
         PROGRAMS

         The Company began offering behavioral health care services to HMOs and self-insured employers, and employee assistance programs to employers, with the acquisition of Florida PPS in 1996, and continuing with the acquisitions of Acorn in October 1997, FPM in June 1998, ChoiceHealth in October 1998, and REACH in April 1999. As of August 31, 2000, the Company provided EAP and managed behavioral health care services for nearly 1.8 million lives covered by various health plans and companies with which it had contracted. The Company contracts with HMOs to provide the mental health care component of the general health plans offered by such entities. The contracts are primarily on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan. The behavioral health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. In addition, the Company operates four clinics within the state of Florida, which perform related services. The Company reimburses the independent professionals and institutions on a discounted fee-for-service basis.

         The Company utilizes a specialized network of contract providers to operate employee assistance programs for employers. Many of the providers in the managed care network also participate in the EAP network. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have three to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company also offers a comprehensive array of work life information and referral sources as well HorizOnline, an internet based EAP program, which is available exclusively to its clients. The Company is paid a set fee per month per employee for its services.

OPERATIONS

         GENERAL

         The Company operates its mental health management contract business through a regional structure with offices in the Chicago, Dallas and Tampa metropolitan areas and a national support center ("NSC") in Lewisville (Dallas), Texas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the three regional offices is staffed to have the capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to ten mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. Presently, the Company's physical rehabilitation management contracts are operated in the same manner out of its NSC with plans to develop a comparable regional structure as it expands that area of its operations.

         At August 31, 2000, the Company had 939 program employees at its contract locations and 146 employees at its regional and NSC offices.

         The Company develops and operates its outcomes measurement system primarily out of its NSC. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database using automated technologies from which reports are developed, reviewed and analyzed by the CQI+ System staff of 23 employees, which are also located at the NSC.

         During fiscal year 1998, the Company combined its three managed care subsidiaries (Florida PPS, Acorn, and FPM Behavioral Health) into Horizon Behavioral Services to promote a national integrated organization, a stronger market identification and achieve operating efficiencies. Under the new operating structure, the Company's managed care business is located in suburban Orlando, Florida, and its EAP/Employer business is located in suburban Philadelphia, PA.

         The Company's managed care operations have 28 licensed clinicians providing services in the four clinic locations in Florida, an additional 147 employees working in clinical management and administrative positions, and has provider network contracts with approximately 5,000 providers and facilities.

         The Company's EAP/Employer operation has 57 employees and has contracts with approximately 14,700 individual providers located in all 50 states.

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

         Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 2000, 1999 and 1998, the Company had successfully retained 79%, 78%, and 73%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes that among the most frequent reasons why the client hospitals do not renew a contract is that they desire to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 2000, the Company refunded $64,260 of its fees in relation to these denials.

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

         The Company also develops and maintains standardized policy and procedure manuals, initial and ongoing staff training and education, and comprehensive quality assurance procedures. Each local program director receives ongoing support from the Company's National Support Center and regional support staff in all areas including recruiting, finance, reimbursement, development, marketing and quality assurance.

         Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors and an annual conference for all program directors.

         Program Staffing

         Mental health programs typically have an independent psychiatric medical director, a program director who is usually a psychologist or a social worker, a clinical assessment coordinator and additional social workers or therapists as needed. Some programs also include a nurse manager or a community education coordinator. Physical rehabilitation programs generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors generally have a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are usually employees of the Company. At August 31, 2000, the Company had an average of seven employees per contract location.

         Program Education

         Because the treatment programs managed by the Company are offered by general acute care hospitals, most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Many contract locations have a community education coordinator (CEC) who works with a development committee consisting of Company and hospital personnel to educate physicians, other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital. The CEC also designs and offers community educational programs regarding various health issues.

         Internal Clinical Audits

         The Company has established a comprehensive internal clinical audit process for its mental health programs. The Company's regional mental health clinical specialists review the services and clinical documentation of the treatment programs to ensure compliance with client hospital, federal and state standards. The Company also has an internal clinical auditor who makes unannounced visits to contract locations on a periodic basis. The auditor reviews medical records and marketing programs, and conducts interviews with physicians, referral sources and client hospital staff members. Results of the audits are independently reported directly to the senior management of the Company, rather than through the operating organization.

         Contract Locations

         At August 31, 2000, the Company had a total of 138 management contracts with general acute care hospitals located in 34 states and the District of Columbia, as shown below:

             STATE                       NUMBER OF             STATE                               NUMBER OF
                                         CONTRACTS                                                 CONTRACTS
             Alabama....................     2                 Mississippi......................       2
             Arizona....................     2                 Missouri.........................       3
             Arkansas...................    11                 Nebraska.........................       1
             California.................    17                 Nevada...........................       2
             Colorado...................     1                 New Jersey.......................       2
             Connecticut................     2                 New York.........................       4
             District of Columbia.......     1                 North Carolina...................       5
             Florida....................     3                 Ohio.............................       9
             Georgia....................     4                 Oklahoma.........................       3
             Illinois...................     5                 Oregon...........................       1
             Indiana....................     3                 Pennsylvania.....................      12
             Iowa.......................     3                 South Carolina...................       2
             Kansas......................    2                 South Dakota.....................       1
             Kentucky....................    3                 Tennessee........................       5
             Louisiana...................    1                 Texas............................       8
             Maryland....................    1                 Washington.......................       4
             Massachusetts...............    5                 Wisconsin........................       2
             Michigan....................    6


         Client Hospitals

         The Company's clients are primarily small to medium sized hospitals, but do include some large tertiary care hospitals. At August 31, 2000, 23.9% of the Company's management contracts were with proprietary hospitals. The remaining contracts are primarily with community not-for-profit hospitals.

MANAGED CARE AND EMPLOYEE ASSISTANCE CONTRACTS

         The Company delivers its EAP and managed care services through provider networks as well as through employees in the Philadelphia and Orlando metropolitan areas. Additionally, the Company operates four clinics in the Orlando area. During the fiscal year ended August 31, 2000, the company closed five clinic locations in the Tampa and Jacksonville, Florida areas. These closures were due to declining membership in these areas. Claims processing is currently done at the Philadelphia and Orlando locations. The Company intends to consolidate all claims processing to the Orlando location during fiscal year 2001.

SALES AND MARKETING

         At August 31, 2000, the Company employed seven full-time Vice Presidents of Development and two Senior Vice Presidents of Development for mental health and physical rehabilitation management contracts. In addition, the company has one Vice President of Development for consulting services. As of June 16, 2000 a Senior Vice President of Business and Contract Development was appointed to manage and direct the Company's overall development effort. The Company compiles information from numerous databases, as well as other sources and referrals, to identify prospective clients. The Company has developed profiles of over 6,500 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation, employee assistance or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A Vice President of Development, who typically acts as the point person on the sales team for such region, directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time a Senior Vice President of Development will assist the Vice President of Development and, will generally become involved at the later stages of the sales process and negotiate the final terms of the management contract. The Company believes it can increase sales of rehabilitation management contracts by applying its expertise in winning mental health management contracts to the solicitation of rehabilitation management contracts. In addition, the Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

         The subsidiary Mental Health Outcomes ("MHO") markets the CQI+ Outcomes Measurement System to 1,700 medical/surgical hospitals with psychiatric inpatient units and 300 free-standing psychiatric hospitals nationwide and PsychScope Outcomes Database Services to pharmaceutical companies, contract research organizations, and research based teaching universities. MHO employs a full-time Manager of Market Development who markets the CQI+ System to hospitals through understanding psychiatric unit outcomes measurement needs and application of the most compatible CQI+ System module. MHO also contracts for telemarketing assistance to support initial "cold" calling to prospective customers. In addition, CQI+ is marketed as an "add-on" service to the contract managed psychiatric programs provided by Horizon Mental Health Management through efforts of the seven Vice Presidents of Development. MHO also employs a full-time Director of Market Development and a Senior Vice President who market PsychScope services by providing decision support expertise to researchers and pharmaceutical marketers.

         The subsidiary Horizon Behavioral Services ("HBS") markets employee assistance programs and managed behavioral health programs to employers and HMO's nationwide. HBS employs a full-time Vice President of Sales and five Regional Vice Presidents of Sales to market its traditional EAP products, two Regional Sales Representatives to market its emerging business EAP products and a Vice President to market its managed behavioral health care services. The HBS sales staff markets the EAP to employers by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP model. In addition, EAP services are marketed by the Horizon Mental Health Management Vice Presidents of Development to hospitals as a benefit for their employees. The HBS sales staff markets the managed behavioral health care services to HMOs and self-insured employers who wish to outsource management of the behavioral health benefit to an experienced provider.

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

         The behavioral health care marketplace includes three large national providers who control over half of the market. The rest of the market is highly fragmented and consists of other organizations from medium size regional operations to very small local providers in the EAP business. The primary factor affecting competition in the EAP business is the range of services provided. In addition, quality of service and price are also of importance to EAP customers. Price is the primary factor in obtaining additional managed care customers. All companies involved in behavioral health care must plan to overcome obstacles related to increased customer and government scrutiny. Customers require sophisticated data that provides information regarding clinical outcomes, patient and provider satisfaction, and administrative performance information.

         On October 20, 2000, Horizon Behavioral Services, Inc., managed care operations in Orlando, Florida received a three-year, Full Accreditation from the National Committee for Quality Assurance ("NCQA"). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral healthcare organizations, physician organizations, managed care organizations and credentials verification organizations. A Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards.

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

         The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided in Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C. (delta) 1395c et seq.) is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. (delta) 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and generally pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B. In addition, the 1997 Balanced Budget Act added a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

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

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System ("PPS") using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health and physical rehabilitation services provided by acute care hospitals which qualify for an exemption are deemed to be Distinct Part Units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health and physical rehabilitation programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered as has recently occurred for physical rehabilitation services as discussed below. At August 31, 2000, of the 190 mental health treatment programs managed by the Company at its 138 management contract locations, 137 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare.

         Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The regulations established a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation service, for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to adjustments based on market indices and on costs for other similar units. The reimbursement amounts have been raised to a wage adjusted rate of $11,364 and $21,393, respectively for Medicare fiscal years beginning October 1, 2000, and later. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in termination or nonrenewal of the management contract.

         In addition, amendments to the Medicare statutes provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. Reimbursement for partial hospitalization now utilizes a fixed reimbursement amount per patient day. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement, legislation was enacted to allow some hospitals to receive transitional relief effective August 1, 2000, which will be phased out over three years. However, the general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract.

         Qualified outpatient rehabilitation services are exempt from the Prospective Payment System. Acute rehabilitation units within acute-care hospitals are eligible to obtain an exemption from the Prospective Payment System, generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under the Prospective Payment System and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a cost-based reimbursement system. As of August 31, 2000, 19 of the Company's 24 managed physical rehabilitation programs were exempt from the Prospective Payment System. The remaining five programs will apply for exemption as soon as they are eligible. A recently enacted amendment to the Medicare statutes provides for a gradual phase-out of cost-based reimbursement for physical rehabilitation services over a three-year period commencing on April 1, 2001. The resulting phase-in of reimbursement for physical rehabilitation services based on the Prospective Payment System could significantly lower Medicare reimbursements to hospitals and thus have a material adverse effect on the business, operations and financial results of the Company.

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 2000, the Company refunded $64,260 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation, could adversely affect the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

         Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided for inpatient services. As a result, the number of patients served by general acute care hospitals on a per diem, episodic or capitated basis may increase in the future. There can be no assurance that if amounts paid or reimbursed to hospitals decline, it will not adversely affect the Company.

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

         In April 2000, HCFA adopted new rules requiring a HCFA determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by HCFA to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, that must be satisfied in order to receive a HCFA determination of provider-based status. The rules are applicable to a provider at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. HCFA has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

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

         MENTAL HEALTH CARE PATIENT RIGHTS

         Many states have adopted "patient bill of rights" regulations, which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. There are also laws and regulations relating to the civil commitment of patients to mental health programs, disclosure of information concerning patient treatments and related matters.

         LICENSING REQUIREMENTS

         Certain of the services provided by the Company's managed behavioral services subsidiaries may be subject to certain licensing requirements in some states. The Company currently holds various licenses in 12 states. If the business operations of such entities are determined to require licenses in other states, then obtaining such licenses or the inability to obtain such licenses could adversely affect the business operations of such entities. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

EMPLOYEES

         At August 31, 2000, the Company employed 1,340 people, of which 1,009 were full-time employees, 293 were part-time employees, and 38 were temporary employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 2000, the Company had administrative services contracts with 159 physicians to serve as medical directors for clinical programs managed by the Company.

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

ITEM 2.  PROPERTIES

         The Company leases a building consisting of approximately 40,000 square feet for its National Support Center in Lewisville (Dallas), Texas under a lease term expiring on September 26, 2001. In addition, for its contract management business the Company leases an aggregate of 4,573 square feet of space for two regional offices in the Chicago and Tampa metropolitan areas, with lease terms expiring from January 2001 to April 2001. Except for one partial hospitalization program operating in approximately 3,150 square feet of space, the space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

         For its managed behavioral health care services and employee assistance programs, the Company leases approximately 54,000 square feet of office space primarily in the Orlando and Philadelphia metropolitan areas, with smaller sales offices in various parts of the country, under lease terms expiring from January 2001 to October 2004. The Company has signed an additional lease for approximately 22,000 square feet in the Orlando area, which is to commence in February 2001 and expires in January 2006. The Orlando area managed care operations will be consolidated into this new space beginning in February 2001. In addition, the Company leases approximately 29,000 square feet in various locations throughout the state of Florida with lease terms expiring from October 2000 to May 2003 for its managed behavioral health care clinical operations.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company's insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim which is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

   NAME                                AGE                       POSITION
   ----                                ---                       --------
   James W. McAtee...............       55         President, Chief Executive Officer, Secretary and Director
   Ronald C. Drabik..............       54         Senior Vice President - Finance and Administration and Treasurer
   Frank J. Baumann..............       41         Senior Vice President - Operations
   James K. Don..................       64         Senior Vice President - Business and Contract Development
   Linda A. Laitner..............       52         Senior Vice President - Operations
   David S. Tingue...............       45         Senior Vice President - Marketing
   David K. White, Ph.D..........       44         Senior Vice President - Operations

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

         Ronald C. Drabik has been Senior Vice President - Finance and Administration and Treasurer since July 12, 1999. He was previously Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Cuno, Inc., a multinational manufacturer of filtration products, from 1996 to 1999. He was previously Vice President - Finance for Acme Cleveland, a multinational manufacturer of telecommunications and electronic products, from 1995 to 1996. He also served as President and CEO of Met-Coil Systems Corp., a machine tool manufacturer, from 1993 to 1995.

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

         James K. Don has been Senior Vice President - Business and Contract Development since June 2000. He formerly served as Senior Vice President, Acquisitions and Business Development from April 1997 to May 2000. During the period from October 1996 through March 1997, he served as an acquisitions consultant for Horizon. From May 1990 through September 1996 he was President, CEO and Founder of American Day Treatment Centers, a national company specializing in freestanding partial hospitalization facilities that provide behavioral health care services. American Day Treatment Centers filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in April 1997.

         Linda A. Laitner has been Senior Vice President - Operations since November 1, 1998. She has been President - Horizon Behavioral Services since February 1998. She was previously Vice President Operations - Government Programs for CMG Health, a national managed behavioral healthcare organization, from January 1997 to January 1998. She also served as Vice President Operations
- Implementation for CMG Health from January 1994 to January 1997 and as a Regional Vice President from January 1993 to 1994.

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

         The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                    High        Low
                                                    ----        ---
FISCAL YEAR ENDED AUGUST 31, 2000:
    June 1, 2000 - August 31, 2000 ...........   $    6.50   $    4.31
    March 1, 2000 - May 31, 2000 .............        7.00        5.00
    December 1, 1999 -- February 29, 2000 ....        8.00        6.75
    September 1, 1999 -- November 30, 1999 ...        8.25        5.25

FISCAL YEAR ENDED AUGUST 31, 1999:
    June 1, 1999 - August 31, 1999 ...........   $    7.75   $    6.38
    March 1, 1999 - May 31, 1999 .............        8.00        6.00
    December 1, 1998 -- February 28, 1999 ....        8.19        5.16
    September 1, 1998 -- November 30, 1998 ...        9.13        5.63

         As of October 31, 2000, there were 98 stockholders of record of the Common Stock of the Company. As of September 1, 2000 (the most recent date that data was available to the Company) there were approximately 493 beneficial owners of 100 or more shares of Common Stock of the Company.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL INFORMATION AND
         STATISTICAL DATA

         The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2000, 1999 and 1998, and at August 31, 2000 and August 31, 1999, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1997 and 1996, and at August 31, 1998, 1997 and 1996, are derived from the audited consolidated financial statements of the Company not included herein. Effective August 11, 1997, Horizon acquired Specialty Healthcare Management, Inc. ("Specialty") in a share exchange transaction with the stockholders of Specialty which was accounted for as a pooling of interests. The Consolidated Financial Statements of the Company give effect to the Specialty exchange by combining (a) the financial statements of Horizon for the year ended August 31, 1996 with the financial statements of Specialty for the year ended December 31, 1996 and (b) the results of operations of Horizon for the year ended August 31, 1997 with the results of operations of Specialty for the twelve month period ended August 31, 1997, in each case on a pooling of interests basis. Specialty was a division of National Medical Enterprises, Inc. during the year ended December 31, 1994. The operations of Specialty for the four month period ended December 31, 1996 resulting in net revenues and net income of $10.8 million and $849,000, respectively, have been included in the restated statement of operations for both the year ended August 31, 1997 and the year ended August 31, 1996. The effect of including Specialty's net income for the four months in both periods is eliminated in stockholders' equity in the Consolidated Financial Statements of the Company. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                FISCAL YEAR ENDED AUGUST 31,
                                                ----------------------------------------------------------------
                                                   2000         1999         1998         1997           1996
                                                ---------    ---------    ---------    ---------       ---------
                                                          (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues .............   $  93,908    $  97,837    $ 102,156    $ 102,263       $  95,244
   Premiums and fees ........................      38,274       47,452       21,383        6,154             437
   Other(1) .................................       1,500          712          279          850             558
                                                ---------    ---------    ---------    ---------       ---------
      Total revenues ........................     133,682      146,001      123,818      109,267          96,239
Operating expenses:
   Salaries and benefits ....................      71,554       75,741       65,725       60,048          55,810
   Medical claims ...........................      14,279       20,960        9,081        1,830             147
   Purchased services .......................      12,288       13,735       14,124       14,636          13,733
   Provision for bad debts...................         878          589          760        3,034           1,435
   Other                                           16,799       17,877       14,755       12,796          11,848
   Depreciation and amortization ............       5,101        4,460        3,166        2,201           1,812
   Merger expenses ..........................          --           --           --        3,528              --
                                                ---------    ---------    ---------    ---------       ---------
Operating income ............................      12,783       12,639       16,207       11,194          11,454
Interest and other income (expense), net ....        (959)      (1,176)          74          120             (67)
                                                ---------    ---------    ---------    ---------       ---------
Income before income taxes...................      11,824       11,463       16,281       11,314          11,387
Income tax expense ..........................       4,757        4,562        6,515        4,518           4,609
                                                ---------    ---------    ---------    ---------       ---------
Income before minority interest .............       7,067        6,901        9,766        6,796           6,778
Minority interest ...........................          --           --          (34)        (140)             (2)
                                                ---------    ---------    ---------    ---------       ---------
Net income ..................................   $   7,067    $   6,901    $   9,732    $   6,656       $   6,776
                                                =========    =========    =========    =========       =========
Basic earnings per share(2) .................   $    1.11    $    1.00    $    1.37    $    0.96       $    1.03
                                                =========    =========    =========    =========       =========
Weighted average shares outstanding(2) ......       6,370        6,875        7,120        6,929(3)        6,561(3)
                                                =========    =========    =========    =========       =========
Diluted earnings per share(2) ...............   $    1.07    $    0.96    $    1.26    $    0.87       $    0.90
                                                =========    =========    =========    =========       =========
Weighted average shares and dilutive
  potential common shares outstanding(2) ....       6,605        7,200        7,754        7,681(3)        7,510(3)
                                                =========    =========    =========    =========       =========
BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments .............   $   8,517    $   5,439    $   6,204    $   5,517       $   8,346
Working capital .............................       3,687          581        6,498        5,064           8,751
Intangible assets (net)(4) ..................      56,924       60,065       59,538       26,005          19,887
Total assets ................................      83,631       86,536       86,672       48,728          45,214
Total debt ..................................      14,900       20,036       26,029           --           3,576
Stockholders' equity ........................      49,692       45,806       42,662       31,682          25,149


                                           AUG. 31,  MAY 31,   FEB. 28,  NOV. 30,  AUG. 31,  MAY 31,  FEB. 28,  NOV. 30,  AUG. 31,
                                             2000     2000      2000      1999      1999      1999      1999      1998      1998
                                           -------   -------   -------   -------   -------   -------   -------   -------   -------
STATISTICAL DATA:
Covered lives (000's) ..................     1,756     1,768     1,975     2,309     2,420     2,432     2,250     2,357     1,874
NUMBER OF CONTRACT LOCATIONS:
Contract locations in operation ........       128       134       140       141       147       155       156       155       161
Contract locations signed and unopened .        10        11        12        10         6         9         8        10        11
                                           -------   -------   -------   -------   -------   -------   -------   -------   -------
Total contract locations ...............       138       145       152       151       153       164       164       165       172
                                           =======   =======   =======   =======   =======   =======   =======   =======   =======
SERVICES COVERED BY CONTRACTS:
Inpatient ..............................       123       126       129       128       133       144       142       139       149
Partial hospitalization ................        65        75        81        81        86        95        98        98       102
Outpatient .............................        20        26        26        26        27        27        28        29        32
Home health ............................         5         8         8         8         7         8        10        11        10
CQI+ & PsychScope ......................       115       115       114       110       106       111        97        83        82
TYPES OF TREATMENT PROGRAMS:
Geropsychiatric ........................       137       154       164       158       165       184       180       179       189
Adult psychiatric ......................        47        46        45        50        54        59        63        62        67
Substance abuse ........................         3         3         3         4         4         4         6         8         8
Physical rehabilitation ................        24        25        25        25        25        23        23        20        20
Other mental health ....................         3         7         7         6         5         4         6         8         9

(1) Other revenues for the fiscal year ended August 31, 1996 consist primarily of revenues earned from a psychiatric hospital formerly operated by the Company, patient services and physician contract management fees, or subsequent adjustments for Medicare settlements recognized during the respective period. The Company subleased the operations of the hospital to a third party effective July 31, 1994. Other revenues for the fiscal years ended August 31, 1998 and 1997 consist primarily of physician contract management fees and a favorable cost report adjustment. Other revenues for the years ended August 31, 2000 and 1999 consist primarily of physician contract management fees and revenues related to the Company's Mental Health Outcomes business.

(2) Adjusted to reflect a three-for-two stock split effected by the Company as a 50% stock dividend on January 31, 1997.

(3) Adjusted for the Specialty transaction based on historical share amounts, converting each outstanding share of Specialty Common Stock into 147.4616 shares of Horizon Common Stock.

(4) Intangible assets consist of goodwill and service contracts related to various acquisitions of the Company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its contracts, which totaled 507 as of August 31, 2000. At that date the Company had 254 contracts to provide EAP and managed behavioral health services covering nearly 1.8 million lives. Over the last eight years, the Company has increased its management contracts from 43 to a total of 138 as of August 31, 2000 and currently has contract locations in 34 states and the District of Columbia. Of its management contracts, 114 relate to mental health treatment programs and 24 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 2000, the Company provided outcome measurement services at 107 contract locations as well as 8 database project contracts under various arrangements.

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

         REVENUES

         Managed Behavioral Health Care Services and Employee Assistance
         Programs

         Through its subsidiary Horizon Behavioral Services, Inc. ("HBS"), the Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third-party payors. Revenues are derived from employee assistance program ("EAP") services, administrative services only contracts, and at risk managed behavioral health services.

         Revenues from EAP contracts are typically based on a per employee per month capitated rate multiplied by the number of eligible employees. The rate for EAP plans is dependent upon services provided under the contract terms. Each plan is specifically written to fulfill the clients' needs and can offer different numbers of counseling sessions and other benefits, such as work life services (including child care and elder care consultation), referral resources and critical incident debriefing and intervention.

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

         The primary factors affecting revenues derived from managed care services are the behavioral health benefits provided and the number of members covered. Fees are based on a per employee per month capitated fee. The capitated rate is dependent upon the benefit designs and anticipated utilization of the customer and is set forth in the contract, usually as a per member per month capitated rate, which is multiplied by the number of eligible members to determine a monthly fee.

         During the fiscal year ended August 31, 2000, the Company experienced the termination of six significant managed care contracts, one of which occurred in the quarter ended November 30, 1999, three of which terminated during the quarter ending February 29, 2000, and one of which terminated during the quarter ended May 31, 2000. The effects of the sixth termination will occur gradually, with membership being transitioned away over the course of the subsequent year. One of the six contract terminations arose from a client insolvency, which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. In the prior fiscal year ended August 31, 1999 the six significant contracts provided annual revenues of approximately $15.4 million, or about 11% of the company's total annual revenues. In the fiscal year ended August 31, 2000 the same six contracts provided revenues of $6.8 million. Because of the timing of the actual termination dates, the full financial impact of the terminations will not be realized until fiscal year 2001. The Company has initiated a number of expense reduction measures to mitigate the financial impact of these terminations. One of the expense reduction measures included closing five of the Company's nine clinic locations.

         The four remaining Company owned clinics operated in the state of Florida derive income from counseling and therapy services rendered. They also provide services to patients who are employees of customers under various EAP or managed care contracts.

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

         Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 2000, 1999 and 1998, the Company had successfully retained 79%, 78% and 73%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves. In addition, a number of contracts have not renewed since passage of the 1997 Balanced Budget Act due to a decline in profitability, resulting from unfavorable changes in Medicare reimbursement.

         Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient volume, a fixed monthly fee or reimbursement for direct program costs plus a fixed fee. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on an inpatient basis may decrease and, as an alternative, the number of patients served on a per diem, episodic or capitated basis will increase in the future. However, additional changes in Medicare reimbursement may also unfavorably impact these groups as well.

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

         The Company's mix of programs has changed over the last five years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs as a percentage of the Company's total mental health programs have increased from approximately 57% to 72% during that period.

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

         Amendments to the Medicare statutes provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. Reimbursement for partial hospitalization now utilizes a fixed reimbursement amount per patient day. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. In an effort to lessen the potentially significant decrease in reimbursement, legislation was enacted to allow some hospitals to receive transitional relief effective August 1, 2000, which will be phased out over three years. However, the general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract.

         In April 2000, HCFA adopted new rules requiring a HCFA determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by HCFA to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, that must be satisfied in order to receive a HCFA determination of provider-based status. The rules are applicable to a provider at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. HCFA has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

         Revenues from partial hospitalization services were $15.2 million or 16.2% of total contract management revenues for the year ended August 31, 2000. Of the Company's 138 management contracts at August 31, 2000, 78 or 56.5% of the contracts include partial hospitalization services. Of the 78 contracts including partial hospitalization services, 61 program locations had partial hospitalization services in operation, 12 program locations were in operation but the partial hospitalization services were not in operation, and five program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income by $5 million or more annually.

         Recent amendments to the Medicare statutes provides for a linear phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period, the start of which was previously delayed and has been rescheduled for cost reporting periods beginning on or after April 1, 2001. The resulting phase-in of reimbursement for physical rehabilitation services based on PPS could significantly lower Medicare reimbursements to hospitals and could adversely affect the business operations and financial results of the Company. Regulations specifying the rules and amounts of reimbursement have not as yet been released.

         OPERATING EXPENSES

         The primary factor affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period. Operating expenses consist primarily of salaries and benefits paid to its therapists and supporting personnel. Mental health program managed by the Company generally have a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community education coordinator and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors have a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are generally employees of the Company. At August 31, 2000, the Company had an average of seven employees per contract location.

         Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised of approximately 39% salaries and benefits and approximately 40% medical claims from providers. Medical claims includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities and property taxes.

         ACQUISITIONS

         Acquisitions during the last five years have significantly affected the Company's results of operation and financial condition. Details of these acquisitions are included in Note 3 to Consolidated Financial Statements included elsewhere herein this Form 10-K.

         RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended August 31, 2000, 1999 and 1998, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts in operation and covered lives at the end of each fiscal year.



                                                                FISCAL YEAR ENDED AUGUST 31,
                                                          ----------------------------------------
                                                             2000            1999          1998
                                                          ----------     ----------     ----------
Revenues:
  Contract management revenues ........................         70.3%          67.0%          82.5%
  Premiums and fees ...................................         28.6           32.5           17.3
  Other ...............................................          1.1            0.5            0.2
                                                          ----------     ----------     ----------
Total revenues ........................................        100.0          100.0          100.0

Operating expenses
  Salaries and benefits ...............................         53.6           51.9           53.1
  Medical claims ......................................         10.7           14.4            7.3
  Purchased services ..................................          9.2            9.4           11.4
  Provision for bad debts .............................          0.7            0.4            0.6
  Other ...............................................         12.5           12.2           11.9
  Depreciation and amortization .......................          3.8            3.0            2.6
                                                          ----------     ----------     ----------

Total operating expenses ..............................         90.5           91.3           86.9
                                                          ----------     ----------     ----------

Operating income ......................................          9.5            8.7           13.1
                                                          ----------     ----------     ----------

Interest and other income (expense), net ..............         (0.7)          (0.8)           0.1
                                                          ----------     ----------     ----------
Income before taxes ...................................          8.8            7.9           13.2
Income tax expense ....................................          3.5            3.2            5.3
                                                          ----------     ----------     ----------
Net income ............................................          5.3%           4.7%           7.9%
                                                          ==========     ==========     ==========
Number of management contracts, end of year ...........          138            153            161
Covered lives (000's) .................................        1,756          2,420          1,874

FISCAL YEAR ENDED AUGUST 31, 2000 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1999

         Revenue. Revenues for the fiscal year ended August 31, 2000 were $133.7 million representing a decrease of $12.3 million, or 8.4%, as compared to revenues of $146.0 million for the prior fiscal year. Contract management revenue decreased $3.9 million, or 4.0%, due to a decline in the average number of contract locations in operation from 155.8 for fiscal year 1999 to 138.3 for fiscal year 2000, a decrease of 11.2%. However, same store sales, defined as contracts in operation for the entire year in both the current and prior fiscal year, increased by $1.7 million, or 2.6% for fiscal year 2000. Premiums and fees decreased $9.2 million primarily as a result of the termination of the six significant managed care contracts previously discussed. The revenues related to the significant terminated contracts for the fiscal year ended August 31, 2000 were $6.8 million representing a decrease of $8.6 million, as compared to revenues of $15.4 million for the fiscal year ended August 31, 1999.

         Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 2000 were $71.5 million representing a decrease of $4.2 million, or 5.5%, as compared to salaries and benefits of $75.7 million for the prior fiscal year. Average full time equivalents for the fiscal year ended August 31, 2000 were 1,189 representing a decrease of 104, or 8.0%, as compared to average full time equivalents of 1,293 for the fiscal year ended August 31, 1999. This decrease is a result of cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefits costs per full time equivalent for fiscal year 2000 were $60,180 representing an increase of $1,602 per full time equivalent, or 2.7%, as compared to salary and benefits cost of $58,578 per full time equivalent for the prior fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 2000 were $5.1 million representing an increase of $600,000 or 13.3%, as compared to depreciation and amortization expenses of $4.5 million for the prior fiscal year. An increase of $355,000 is due to the accelerated depreciation expense of certain capitalized software that will become obsolete in Fiscal 2001. The remaining increase primarily results from the depreciation expense of additional equipment purchased for the operation of the Company's contract management and managed care businesses.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for fiscal year 2000 were $44.3 million representing a decrease of $8.9 million or 16.7%, as compared to other operating expenses of $53.2 million for the prior fiscal year. The following components identify the primary variances between the periods reported.

       Medical claims expense for the fiscal year ended August 31, 2000 was $14.3 million, representing a decrease of $6.7 million or 31.9%, as compared to medical claims expense of $21.0 million for the prior fiscal year. This is primarily the result of the termination of the six significant managed care contracts, discussed previously, as well as improved utilization management and review of patients seeking authorization for treatment. The improved utilization management resulted in a decrease in inpatient cost, attained primarily by directing patient care toward lower cost inpatient facilities and the use of outpatient options. Inpatient days per year per one thousand members decreased from an average of 20.2 for the fiscal year ended August 31, 1999 to 16.8 for the fiscal year ended August 31, 2000.

       Purchased services for the fiscal year ended August 31, 2000 was $12.3 million, representing a decrease of $1.4 million or 10.2%, as compared to purchased services of $13.7 million for the prior fiscal year. Medical director fees decreased $874,000 for the fiscal year ended August 31, 2000, as compared to the prior fiscal year. This decrease is a result of the decrease in the average number of contract locations in operation as discussed in the revenue section above as well as the expense controls initiated by the Company. Also, fees paid to temporary physicians decreased $320,000 due to the recruitment of permanent physicians at certain contract locations.

       Bad debt expense for the fiscal year ended August 31, 2000 was $877,000, representing an increase of $288,000 or 48.9%, as compared to bad debt expense of $589,000 for the prior fiscal year. Bad debt expense, excluding the recovery of $1,750,000 related to one former Specialty Healthcare Management, Inc. contract, was $2.3 million for the prior fiscal year. Excluding the $1,750,000 recovery, bad debt expense decreased $1.4 million for the fiscal year ended August 31, 2000 versus August 31, 1999. This decrease in bad debt expense can be attributed to the decrease in the reserves related to untimely payments by client hospitals, which resulted from more vigorous collection efforts.

         Other operating expense for the fiscal year ended August 31, 2000 was $16.8 million, representing a decrease of $1.1 million or 6.1%, as compared to other operating expense of $17.9 million for the prior fiscal year. Rent expense increased $860,000 primarily due to a one-time charge related to the closing of the five clinic locations, previously discussed, and a one-time charge associated with the acceleration of rent expense for office space in Florida that will be vacated when the managed care operations are consolidated into new leased space. Line of credit loan fees decreased $330,000 due to the full amortization of these fees in the prior fiscal year. Legal settlement expense decreased $490,000 due to a significant decrease in actual and projected legal settlements that were and will be incurred related to fiscal year 2000. Capital contribution expense decreased $272,000 due to the decrease in the number of new capital contributions required per contract with client hospitals. The remaining decrease of $950,000 is a result of certain Company initiated expense reduction measures, which significantly decreased various expense categories, including recruiting expenses, express mail cost and telephone expense.

         Interest and Other Income (Expense), Net. Interest income, interest expense and other income for fiscal year 2000 was a net expense of $1.0 million as compared to $1.2 million in net expense for fiscal year 1999. This change results from a decrease in interest expense of $169,000 due to lower outstanding debt and more cash on hand.

         Income Tax Expense. Income tax expense for fiscal year 2000 was $4.8 million representing an increase of $200,000, or 0.4%, as compared to income tax expense of $4.6 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for fiscal years 2000 and 1999 were 40.2% and 39.8% respectively.

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

         Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 1999 were $4.5 million representing an increase of $1.3 million or 40.9%, as compared to depreciation and amortization expenses of $3.2 million for the prior fiscal year. An increase of $416,000 is due to the amortization of goodwill of $18.8 million, $2.9 million, and $2.1 million resulting from acquisitions of FPM, ChoiceHealth, and REACH, respectively. Amortization expense also increased $201,000 in relation to the value placed on the contracts of FPM, ChoiceHealth, and REACH. The remaining increase results from the depreciation expense of additional equipment acquired by acquisition or purchased for the operation of the Company's contract management and managed care businesses.

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

LIQUIDITY AND CAPITAL RESOURCES

         On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association as Agent (the "Agent") for itself and other lenders party to the Credit Agreement, for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consisted of a $10.0 million revolving credit facility to fund ongoing working capital requirements (the "Revolving Credit Facility") and an initial $40.0 million term loan facility to refinance certain existing debt and to finance future acquisitions by the Company (the "Term Loan Facility"). At August 31, 2000, the Company had $14.9 million outstanding against the Term Loan Facility, from which it can no longer draw. The Revolving Credit Facility was terminated by the Company on June 30, 2000.

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

         The Company is the borrower under the Credit Agreement which is unconditionally guaranteed by all material subsidiaries of the Company. The Revolving Credit Facility was terminated on June 30, 2000 and the Term Loan Facility has a term of five years, with no further draws available after November 30, 1999. Amounts that were outstanding under the Term Loan Facility on November 30, 1999 are to be repaid in twelve quarterly principal payments, which began February 29, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Based on the November 30, 1999 term loan balance of $17.6 million, the minimum quarterly payment will be $880,000. Principal outstanding under the Credit Facility bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company.

         The Company is subject to certain covenants which include prohibitions, unless advance approval or waivers are obtained, against (i) incurring additional debt or liens, except specified permitted debt or permitted liens,
(ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) declaring, ordering or paying any sum for any dividend or other distribution or purchasing of the Company's own shares (v) certain management vacancies at the Company, and (vi) material change in the nature of business conducted. In addition, the terms of the Credit Facility require the Company to satisfy certain ongoing financial covenants. The Credit Facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         As of September 30, 1998, the Credit Facility was amended to allow the Company to finance, under the Term Loan Facility, the redemption or repurchase of its capital stock through November 30, 1999. As of November 30, 1999, the Company had repurchased 1,189,300 shares of its common stock, of which 162,778 and 245,145 shares have been reissued pursuant to the exercise of certain stock options as of November 30, 1999 and August 31, 2000, respectively.

         On October 4, 2000, the Company received from Chase Bank of Texas, National Association, a letter of intent to provide the Company with a $15 million three year revolving line of credit. If the pending agreement is finalized, the revolving facility could be used for general corporate purposes, share repurchases, dividends, acquisitions, and to refinance the remaining balance on the existing term loan facility.

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

         The Company believes that its future cash flow from operations (including the potential unfavorable impacts of additional changes in Medicare reimbursement discussed previously under "Revenues") and cash of $8.5 million at August 31, 2000 will be sufficient to cover cash requirements over the next twelve months, including estimated capital expenditures of $1.8 million and scheduled repayments of term loan debt of approximately $3.6 million the latter subject to the refinancing described above. The Company generated $12.4 million in net cash from operations during the year ended August 31, 2000. The Company may require additional capital to fund any further share repurchases or acquisitions.

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

CERTAIN EARNINGS DATA

         The following table sets forth for the fiscal years ended August 31, 2000 and 1999, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax, and operating cash flow per share based on net income plus depreciation and amortization expense, less capital expenditures.


                                                                                            2000           1999
                                                                                           -------        ------
         Adjusted earnings per share
         (Net income plus amortization related to goodwill, net of tax)                     $ 1.23        $ 1.09

         Operating cash flow per share
         (Net income plus depreciation and amortization, less capital expenditures)         $ 1.70        $ 1.44

\




YEAR 2000 ISSUE

         The Company has executed a plan designed to make its information technology systems and equipment Year 2000 compliant, the direct costs of which were not material. To date, no significant problems, business interruptions or material adverse effects from the Year 2000 issue have been experienced.

INFLATION

         The Company's management contracts and employee assistance contracts generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the last three years, inflation has had no significant effects on the Company's business.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe", "expect", "estimate", "project", "will be", "will continue", "will likely result", or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payors for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory provisions relating to mental health or physical rehabilitation services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

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

         At August 31, 2000, the Company had approximately $14.9 million of debt obligations outstanding with an interest rate of 7.625%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2000, would change annual interest expense by approximately $114,000.

         At August 31, 1999, the Company had approximately $20.0 million of debt obligations outstanding with an interest rate of 6.500%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 1999, would change annual interest expense by approximately $130,000.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 24, 2001 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

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

               (2) Financial Statement Schedule - Reference is made to the Index to Financial Statement Schedule appearing at page S-1 of this report.

               (3)  Exhibits.


NUMBER        EXHIBIT


         3.1 - Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

         3.2 - Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 ("Amendment No. 2") to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 Registration No. 33-88314) (the "Form S-1").

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

         10.1 - Credit Agreement dated December 9, 1997 among the Company, Texas Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1997).

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

         10.5 - Third Amendment to Credit Agreement and Fourth Amendment to Letter Loan Agreement dated as of November 6, 1998, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.6 - Fourth Amendment to Credit Agreement and Fifth Amendment to Letter Loan Agreement dated as of October 12,, 1999, among the Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.7 - Lease Agreement dated as of December 20, 1995 between North Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

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

         10.13 - Amendment to 1995 Amended and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.14 - Horizon Health Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.15 - Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

         10.16 - Horizon Mental Health Management Contingent Bonus Plan (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

         10.17 - Horizon Health Corporation Bonus Plan Fiscal 2000 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.18 - Horizon Health Corporation Bonus Plan Fiscal 2001 (filed herewith).

         10.19 - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

         10.20 - Agreement dated August 31, 1999 between Horizon Health Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

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

DATE: NOVEMBER 13, 2000
                                HORIZON HEALTH CORPORATION


                                BY:        /s/  RONALD C. DRABIK
                                   -------------------------------------------
                                                RONALD C. DRABIK
                                      SENIOR VICE PRESIDENT - FINANCE AND
                                          ADMINISTRATION AND TREASURER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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


          SIGNATURE                                     CAPACITY                                         DATE
          ---------                                     --------                                         ----
/s/  JAMES W. MCATEE                         Director, President, Chief Executive                  November 13, 2000
-------------------------------------        Officer and Secretary
      James W. McAtee                        (Principal Executive Officer)

/s/  RONALD C. DRABIK                        Senior Vice President - Finance and                   November 13, 2000
-------------------------------------        Administration and Treasurer
      Ronald C. Drabik                       (Principal Financial and Accounting
                                             Officer)

/s/  JAMES KEN NEWMAN                        Director and Chairman of the Board                    November 13, 2000
-------------------------------------
      James Ken Newman

/s/  JACK R. ANDERSON                        Director                                              November 13, 2000
-------------------------------------
      Jack R. Anderson

/s/  GEORGE E. BELLO                         Director                                              November 13, 2000
-------------------------------------
      George E. Bello

/s/  WILLIAM H. LONGFIELD                    Director                                              November 13, 2000
-------------------------------------
      William H. Longfield

/s/  JAMES E. BUNCHER                        Director                                              November 13, 2000
-------------------------------------
      James E. Buncher

/s/  DONALD E. STEEN                         Director                                              November 13, 2000
-------------------------------------
      Donald E. Steen

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Accountants...............................................................................F-2

Consolidated Balance Sheets at August 31, 2000 and 1999.........................................................F-3

Consolidated Statements of Income
For the Years Ended August 31, 2000, 1999, and 1998.............................................................F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended August 31, 2000, 1999, and 1998.............................................................F-6

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2000, 1999, and 1998.............................................................F-7

Notes to Consolidated Financial Statements......................................................................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
and Stockholders of
Horizon Health Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2000, in conformity with auditing standards generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Dallas, Texas
October 12, 2000

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                         August 31,
                                                               -----------------------------
                                                                   2000            1999
                                                               -------------   -------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $   8,516,869   $   5,438,510
     Accounts receivable less allowance for doubtful
     accounts of $2,547,774 and $2,980,849 at August 31,
     2000 and 1999, respectively                                  11,513,860      12,885,399
     Prepaid expenses and supplies                                 1,240,359         842,701
     Income taxes receivable                                         613,678         363,920
     Other receivables                                               139,307         200,394
     Other current assets                                            346,137         459,256
     Current deferred taxes                                        1,835,721       2,485,296
                                                               -------------   -------------

          TOTAL CURRENT ASSETS                                    24,205,931      22,675,476
                                                               -------------   -------------

Property and Equipment, net (Note 4)                               2,109,921       3,291,274

Goodwill, net of accumulated amortization of $5,826,098
and $4,389,113 at August 31, 2000 and 1999, respectively          51,572,505      53,036,992
Contracts, net of accumulated amortization of $7,426,048
and $5,749,991 at August 31, 2000 and 1999, respectively           5,351,718       7,027,775
Other noncurrent assets                                              390,969         504,228
                                                               -------------   -------------

          TOTAL ASSETS                                         $  83,631,044   $  86,535,745
                                                               =============   =============


                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                   August 31,
                                                                         ------------------------------
                                                                              2000            1999
                                                                         -------------    -------------
CURRENT LIABILITIES:
     Accounts payable                                                    $     682,088    $   1,254,577
     Employee compensation and benefits                                      6,439,857        6,929,722
     Medical claims payable                                                  3,724,854        4,558,823
     Accrued expenses (Note 5)                                               6,071,673        5,977,704
     Current debt                                                                   --           35,706
     Current portion long term debt                                          3,600,000        3,338,000
                                                                         -------------    -------------

          TOTAL CURRENT LIABILITIES                                         20,518,472       22,094,532

     Other noncurrent liabilities                                              966,818          355,191
     Long-term debt, net of current portion                                 11,300,000       16,662,000
     Deferred income taxes                                                   1,154,111        1,618,169
                                                                         -------------    -------------

          TOTAL LIABILITIES                                                 33,939,401       40,729,892
                                                                         -------------    -------------

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized; none
     issued or outstanding                                                          --               --
     Common stock, $.01 par value, 40,000,000 shares authorized;
     7,267,750 shares issued and 6,323,595 shares outstanding
     at August 31, 2000, and 7,267,750 shares issued and
     6,664,428 shares outstanding at August 31, 1999                            72,678           72,678
     Additional paid-in capital                                             18,136,353       18,641,228
     Retained earnings                                                      38,573,364       31,506,116
     Treasury stock                                                         (7,090,752)      (4,414,169)
                                                                         -------------    -------------
                                                                            49,691,643       45,805,853
                                                                         -------------    -------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                         $  83,631,044    $  86,535,745
                                                                         =============    =============



                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME



                                                        Years Ended August 31,
                                           -----------------------------------------------
                                                2000             1999             1998
                                           -------------    -------------    -------------
REVENUES:
     Contract management revenue           $  93,908,317    $  97,836,682    $ 102,156,150
     Premiums and fees                        38,273,739       47,451,923       21,383,040
     Other                                     1,500,444          711,744          278,659
                                           -------------    -------------    -------------
          Total revenues                     133,682,500      146,000,349      123,817,849
                                           -------------    -------------    -------------

EXPENSES:
     Salaries and benefits                    71,554,387       75,741,311       65,725,221
     Medical claims                           14,278,995       20,959,797        9,080,825
     Purchased services                       12,288,079       13,735,058       14,124,386
     Provision for doubtful accounts             877,376          588,705          759,467
     Other                                    16,799,097       17,877,120       14,754,707
     Depreciation and amortization             5,101,355        4,459,600        3,166,073
                                           -------------    -------------    -------------

     Operating expenses                      120,899,289      133,361,591      107,610,679
                                           -------------    -------------    -------------

Operating income                              12,783,211       12,638,758       16,207,170
                                           -------------    -------------    -------------

Other income (expense):
     Interest expense                         (1,261,970)      (1,430,985)        (799,347)
     Interest income and other                   302,384          255,285          872,944
                                           -------------    -------------    -------------

Income before income taxes                    11,823,625       11,463,058       16,280,767
Income tax provision                           4,756,377        4,562,297        6,514,812
                                           -------------    -------------    -------------

Income before minority interest                7,067,248        6,900,761        9,765,955
Minority interest                                     --               --          (33,960)
                                           -------------    -------------    -------------

Net income                                 $   7,067,248    $   6,900,761    $   9,731,995
                                           =============    =============    =============
Earnings per common share:
     Basic                                 $        1.11    $        1.00    $        1.37
                                           =============    =============    =============
     Diluted                               $        1.07    $        0.96    $        1.26
                                           =============    =============    =============

Weighted average shares outstanding:
     Basic                                     6,369,846        6,874,646        7,120,303
                                           =============    =============    =============
     Diluted                                   6,604,903        7,199,677        7,754,467
                                           =============    =============    =============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common      Additional                                Treasury
                                                  Stock        Paid-in       Retained      Treasury      Stock,
                                     Shares       Amount       Capital       Earnings       Shares       at Cost          Total
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at August 31, 1997          6,966,762   $    69,668   $16,739,425  $ 14,873,360            --            --   $ 31,682,453
  Net income                               --            --            --     9,731,995            --            --      9,731,995
  Tax benefit associated with
    stock options exercised                --            --       773,229            --            --            --        773,229
  Exercise of stock options           265,050         2,650       471,984            --            --            --        474,634
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at August 31, 1998          7,231,812        72,318    17,984,638    24,605,355            --            --     42,662,311
  Net income                               --            --            --     6,900,761            --            --      6,900,761
  Purchase of treasury stock               --            --            --            --       766,100    (5,617,400)    (5,617,400)
  Tax benefit associated with
    stock options exercised                --            --     1,236,320            --            --            --      1,236,320
  Exercise of stock options:
    Issuance of treasury stock             --            --      (681,623)           --      (162,778)    1,203,231        521,608
    Newly issued shares                35,938           360       101,893            --            --            --        102,253
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance at August 31, 1999          7,267,750        72,678    18,641,228    31,506,116       603,322    (4,414,169)    45,805,853
  Net Income                               --            --            --     7,067,248            --            --      7,067,248
  Purchase of treasury stock               --            --            --            --       423,200    (3,363,138)    (3,363,138)
  Tax benefit associated with
    stock options exercised                --            --       357,841            --            --            --        357,841
  Employee stock purchases                 --            --       (39,957)           --       (14,642)      109,968         70,011
  Exercise of stock options:
    Issuance of treasury stock             --            --      (822,759)           --      (123,481)      934,684        111,925
    Employee surrenders for
      tax payments                         --            --            --            --        55,756      (358,097)      (358,097)
                                 ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance at August 31, 2000          7,267,750  $     72,678  $ 18,136,353  $ 38,573,364       944,155  $ (7,090,752)  $ 49,691,643
                                 ============  ============  ============  ============  ============  ============   ============


                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                 Years Ended August 31,
                                                                                       --------------------------------------------
                                                                                           2000            1999            1998
                                                                                       ------------    ------------    ------------
Operating activities:
     Net income                                                                        $  7,067,248    $  6,900,761    $  9,731,995
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                   5,101,355       4,459,600       3,166,073
          Minority interest                                                                      --              --          33,960
          Deferred income taxes                                                            (464,058)        198,586         240,337
          Non-cash expenses                                                                 119,226          (1,247)          2,324
     Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable                                      1,371,539         887,387        (294,089)
          Decrease (increase) in income taxes receivable                                   (249,758)        (46,723)        951,256
          Decrease (increase) in other receivables                                           88,587          58,035        (460,046)
          Decrease (increase) in prepaid expenses and supplies                             (397,658)       (605,183)         80,066
          Decrease (increase) in other assets                                               875,953        (497,920)     (1,009,400)
          Increase (decrease) in accounts payable, employee compensation
                and benefits, medical claims payable, and accrued expenses               (1,690,429)         17,274      (4,592,617)
          Increase (decrease) in other noncurrent liabilities                               611,627         117,883        (118,495)
                                                                                       ------------    ------------    ------------

Net cash provided by operating activities                                                12,433,632      11,488,453       7,731,364
                                                                                       ------------    ------------    ------------

Investing activities:
     Purchase of property and equipment                                                    (928,884)       (985,057)       (864,049)
     Proceeds from sale of equipment                                                          2,700           5,275           9,569
     Payment for purchase of Resources in Employee Assistance and Corporate Health,
        Inc., net of cash acquired                                                               --      (1,936,352)             --
     Payment for purchase of ChoiceHealth, Inc. net of cash acquired                             --      (1,847,390)             --
     Payment for purchase of FPM Behavioral Health, Inc., net of cash acquired                   --              --     (19,449,488)
     Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.                      --       2,423,531              --
     Payment for purchase of Professional Psychological Services, Inc.,
        net of cash acquired                                                                     --              --      (1,240,834)
     Payment for purchase of Acorn Behavioral HealthCare Management Corporation
        net of cash acquired                                                                     --              --     (12,726,120)
                                                                                       ------------    ------------    ------------

Net cash used in investing activities                                                      (926,184)     (2,339,993)    (34,270,922)
                                                                                       ------------    ------------    ------------

Financing activities:
     Payments on long-term debt                                                          (5,135,706)    (20,605,531)     (6,520,583)
     Borrowing under lines of credit                                                             --      14,500,000      32,500,000
     Net proceeds from stock options exercised                                                   --         102,253         474,634
     Tax benefit associated with stock options exercised                                    357,841       1,236,320         773,229
     Purchase of treasury stock                                                          (3,363,138)     (5,617,400)             --
    (Surrenders) Issuance of treasury stock                                                (288,086)        470,111              --
                                                                                       ------------    ------------    ------------

Net cash provided by (used in) financing activities                                      (8,429,089)     (9,914,247)     27,227,280
                                                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                                      3,078,359        (765,787)        687,722
Cash and cash equivalents at beginning of year                                            5,438,510       6,204,297       5,516,575
                                                                                       ------------    ------------    ------------
Cash and cash equivalents at end of year                                               $  8,516,869    $  5,438,510    $  6,204,297
                                                                                       ============    ============    ============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
          Interest                                                                     $  1,275,870    $  1,450,459    $    778,962
                                                                                       ============    ============    ============
          Income taxes                                                                 $  4,462,776    $  3,616,830    $  5,212,080
                                                                                       ============    ============    ============

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                   2000          1999 (A)        1998 (B)
                                               ------------   ------------    ------------
Non-cash investing activities:
               Fair value of assets acquired             --   $  4,527,904    $ 39,717,058
               Cash paid                                 --     (1,626,167)    (33,967,191)
                                               ------------   ------------    ------------
               Liabilities assumed                       --   $  2,901,737    $  5,749,867
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




                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2000, 1999 AND 1998

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

       PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over the assets' estimated useful lives. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, office equipment, and transportation are estimated to be five years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       COMMON STOCK REPURCHASE PROGRAM: On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock, and on November 19, 1999 authorized the repurchase of an additional 200,000 shares of its common stock. The stock repurchase plan authorized the Company to make purchases from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares were added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The stock repurchases utilized available cash and borrowings under the Company's bank facilities. The Company repurchased 1,189,300 shares of its common stock as of August 31, 2000, of which 245,145 has been reissued pursuant to the exercise of certain stock options. The Company accounts for the treasury stock using the cost method.

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

       Premium and fees revenue includes capitated patient services revenues, which are defined by contract and are calculated on a per-member/per-month fee, a fixed fee, and/or a fee for service basis. Capitated revenue is accrued in a similar manner as contract management revenue. For certain contracts the Company bears the economic risk if capitated revenue is insufficient to meet the cost of behavioral health care services incurred by covered members. At August 31, 2000, capitated revenue was more than sufficient to meet these costs.

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

       Except for the state of Florida, where the Company derives approximately 14.5% of its revenues, the customers of the Company are not concentrated in any specific geographic region. The customers of the Company's contract management services are concentrated in the health care industry.

       ADVERTISING COSTS: The Company expenses advertising costs as incurred.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       MEDICAL CLAIMS: Outstanding claims include medical claims and related expenses reported but not paid and an estimate of costs incurred but not reported (IBNR) to the Company by health care providers. Management of the Company estimates IBNR costs utilizing the Company's historical experience and current factors.

       INCOME TAXES: The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS 109 generally requires an asset and liability approach and requires recognition of deferred tax assets and liabilities resulting from differing book and tax bases of assets and liabilities. It requires that deferred tax assets and liabilities be determined using the tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Under this method, future financial results will be impacted by the effect of changes in income tax rates on cumulative deferred income tax balances.

       EARNING PER SHARE: Earnings per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's stock options and warrants were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

       SEGMENT INFORMATION: In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal structure that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires certain disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position of the Company but did result in changes in the disclosure of segment information (see Note 13).

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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


       PPS

       Cash payments for the purchase of eighty percent (80%) of the outstanding common stock of Florida Professional Psychological Services, Inc. ("PPS"), also known as Professional Psychological Services, Inc., net of cash acquired, were $786,767 and $1,898,230 during 1996 and 1997, respectively. The final payment of $200,985 was made on September 30, 1997. On February 27, 1998, the Company acquired an additional sixteen percent (16%) of the outstanding common stock of PPS. The Company accounted for the acquisition of PPS by the purchase method. The purchase price of $831,879 was based primarily on a multiple of the 1997 pre-tax income of PPS. The purchase price exceeded the fair market value of PPS's tangible net assets acquired by $764,400 of which $560,315 is recorded as goodwill and $204,085 as service contracts. Tangible assets acquired and liabilities assumed totaled $147,072 and $79,593, respectively.

       On March 10, 1998, the Company acquired the remaining four percent (4%) of the outstanding common stock of PPS, under similar terms, for a purchase price of $207,970. The Company accounted for the acquisition by the purchase method. The purchase price exceeded the fair value of PPS's tangible assets acquired by $192,332 of which $141,311 is recorded as goodwill and $51,021 as service contracts. Tangible assets acquired and liabilities assumed totaled $35,536 and $19,898 respectively. The acquisitions were funded by incurring debt of approximately $1.0 million under the company's term loan facility. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following unaudited pro forma financial information gives effect to the acquisition of Acorn and FPM as if the acquisitions occurred on September 1, 1997.



                                                       Year Ended
                                                       August 31,
                                                  ------------------
                                                          1998
                                                  ------------------
         Revenue                                  $      145,063,467
                                                  ==================
         Net Income                               $        9,245,713
                                                  ==================
         Net Income per common share:
             Basic                                $             1.30
                                                  ==================
             Diluted                              $             1.19
                                                  ==================



4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at August 31:


                                                                            2000                 1999
                                                                       ----------------     ----------------
       Computer Hardware                                               $      2,216,818     $      1,851,678
       Computer Software                                                      1,105,458            1,146,668
       Furniture and Fixtures, and Office Equipment                           2,941,203            4,005,371
       Transportation (Vehicles)                                                 25,093               25,093
       Leasehold Improvements                                                   454,380              454,901
                                                                       ----------------     ----------------
                                                                              6,742,952            7,483,711

       Less accumulated depreciation                                          4,633,031            4,192,437
                                                                       ----------------     ----------------
                                                                       $      2,109,921     $      3,291,274
                                                                       ================     ================

       Depreciation expense was $1,988,315, $1,420,704 and $887,706 for the years ended August 31, 2000, 1999, and 1998, respectively.


5.     ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31:


                                                                            2000                 1999
                                                                       ----------------     ----------------
       Reserve for contract adjustments                                $      1,075,459     $      1,191,758
       Health insurance                                                         900,293              852,669
       Other                                                                  4,095,921            3,933,277
                                                                       ----------------     ----------------
                                                                       $      6,071,673     $      5,977,704
                                                                       ================     ================

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     LONG-TERM DEBT

       Long-term debt consisted of the following at August 31:


                                                                                      2000                1999
                                                                                ----------------    -----------------
       Chase Bank of Texas, National Association - Advance Term Loan
       Facility                                                                 $     14,900,000          $20,000,000
       Borealis Note                                                                          --               35,706
                                                                                ----------------    -----------------
                                                                                      14,900,000           20,035,706
                                                                                ----------------    -----------------
       Less current maturities                                                         3,600,000            3,373,706
                                                                                ----------------    -----------------
                                                                                $     11,300,000    $      16,662,000
                                                                                ================    =================

       The aggregate maturities of long-term debt during the next five fiscal years are $3,600,000 in 2001 and 2002; $7,700,000 in 2003; and $0 in 2004
       and 2005. On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "New Credit Facility"). The New Credit Facility consisted of a $10.0 million ("Revolving Credit Facility") to fund ongoing working capital requirements and a $40.0 million ("Advance Term Loan Facility") to refinance certain existing debt and to finance future acquisitions by the Company. As of August 31, 2000, the Company had borrowings of $14.9 million outstanding against the term loan facility against which it can no longer draw. The Revolving Credit Facility was terminated by the Company on June 30, 2000. Amounts that were outstanding under the Advance Term Loan Facility as of November 30, 1999 are to be repaid in twelve quarterly principal payments that began February 28, 2000, based upon a five year amortization schedule with the first eleven principal payments being 1/20th of the outstanding balance on November 30, 1999, and the twelfth being the remaining unpaid principal balance. Principal outstanding under the New Credit Facility bore interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus 0% to .5% (depending on the Company's Indebtedness to EBITDA Ratio as defined in the Credit Agreement) or the "Eurodollar Rate" plus .75% to 1.5% (depending on the Indebtedness to EBITDA Ratio), as selected by the Company. The Company incurred quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the Revolving Credit Facility (terminated June 30, 2000) and the unused portion of the Advance Term Loan Facility (expired November 30, 1999). The Company's interest rate under the New Credit Facility was 7.625% at August 31, 2000.

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $30.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the New Credit Facility require the Company to satisfy certain ongoing financial covenants. The New Credit Facility is collateralized by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       On October 4, 2000, the Company was advised that Chase Bank of Texas, National Association, had committed to provide the company with a $15.0 million three year revolving line of credit. If the pending agreement is finalized, the revolving facility would be used to repay the remaining outstanding balances on the existing term loan facility.

       The Company acquired a custom software system upon the acquisition of ChoiceHealth (see Note 3). The software system was financed by a note to Borealis Software Systems, Inc., the company who designed the system. The note was paid in full during fiscal year 2000.

7.     STOCK OPTIONS

       The 1989, 1995 and 1998 Stock Option Plans and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the "Plans." In accordance with the Plans, as amended, 2,581,843 shares of common stock have been reserved for grant to key employees, directors and consultants. Management believes the exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

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

       On September 1, 1998, the Company canceled 351,250 options with exercise prices ranging from $14.167 to $26.00, and granted 141,040 options with an exercise price of $7.00, the fair market value at the date of grant. The following table summarizes the status of the Plans:


                                                   2000                         1999                           1998
                                       ----------------------------  ----------------------------  -----------------------------
                                                        Weighted                      Weighted                      Weighted
                                                        Average                       Average                        Average
                                          Options    Exercise Price      Options   Exercise Price     Options     Exercise Price
                                       ------------- --------------  ------------- --------------  -------------  --------------
Outstanding at beginning of year           1,352,840  $        4.95      1,361,293  $        7.69      1,451,843   $        4.62
     Granted                                 142,054           6.49        680,040           7.05        186,500           23.37
     Exercised                               123,481           0.91        198,716           3.14        265,050            1.79
     Expired or canceled                      49,270           7.34        489,777          16.22         12,000           10.31

Outstanding at end of year                 1,322,143  $        5.40      1,352,840  $        4.95      1,361,293   $        7.69

Exercisable at end of year                   730,486  $        3.98        710,310  $        2.80        781,113   $        2.96

Available for grant at end of year           325,703             --        418,487             --        608,750              --

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table summarizes information about options outstanding under the Plans at August 31, 2000:


                                                 Options Outstanding                     Options Exercisable
                                    ----------------------------------------------  ------------------------------
                                                      Weighted
                                                       Average        Weighted                        Weighted
                                                      Remaining        Average                         Average
                                       Number        Contractual      Exercise         Number         Exercise
         Range of Exercise Price     Outstanding        Life            Price        Outstanding        Price
         -------------------------  --------------  --------------  --------------  --------------  --------------
                     $ 1.00 - 5.50         567,894            4.07           $2.68         515,394           $2.40
                       6.91 - 9.75         750,249            7.72            7.36         214,292            7.72
                             23.75           4,000            7.01           23.75             800           23.75


       The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 2000, 1999 and 1998 net earnings and earnings per share would have been:

                                            2000           1999             1998
                                       -------------   -------------   -------------
Net Earnings
     As reported                       $   7,067,248   $   6,900,761   $   9,731,995
     Pro forma (unaudited)             $   6,531,026   $   6,175,069   $   9,438,256

Earnings per share
     Basic
          As reported                  $        1.11   $        1.00   $        1.37
          Pro forma (unaudited)        $        1.03   $        0.90   $        1.33
     Diluted
          As reported                  $        1.07   $        0.96   $        1.26
          Pro forma (unaudited)        $        0.99   $        0.86   $        1.22


       In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          2000           1999          1998
                                                       -----------    ----------     ---------
                 Risk free interest rate                       6.4%          5.1%          6.1%
                 Expected life (years)                         6.4           6.4           6.6
                 Expected volatility                          45.8%         53.1%         30.4%
                 Expected dividend yield                       0.0%          0.0%          0.0%


       In accordance with SFAS 123, the weighted average fair value of options granted during 2000, 1999 and 1998 was $3.53, $4.07, and $10.59 respectively.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.     RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make matching contributions at its discretion. For the years ended August 31, 2000, 1999 and 1998 the Company recognized matching contributions of approximately $471,000, $466,000, and $254,000 respectively.

9.     INCOME TAXES

       Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense for the years ended August 31 is comprised of the following components:

                              Federal              State              Total
                            -------------      -------------      -------------
2000
 Current                    $   3,908,136      $     662,724      $   4,570,860
 Deferred                         166,238             19,263            185,501
                            -------------      -------------      -------------
                            $   4,074,374      $     681,987      $   4,756,361
                            =============      =============      =============
1999
 Current                    $   3,967,561      $     835,410      $   4,802,971
 Deferred                        (215,987)           (24,687)          (240,674)
                            -------------      -------------      -------------
                            $   3,751,574      $     810,723      $   4,562,297
                            =============      =============      =============
1998
 Current                    $   5,526,322      $     968,030      $   6,494,352
 Deferred                          16,471              3,989             20,460
                            -------------      -------------      -------------
                            $   5,542,793      $     972,019      $   6,514,812
                            =============      =============      =============


       The components of the net deferred tax asset at August 31 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:


                                                                 2000               1999
                                                             -------------      -------------
Contracts                                                    $  (1,058,593)     $  (1,252,205)
Goodwill                                                        (1,325,080)          (995,620)
                                                             -------------      -------------

Deferred tax liabilities                                        (2,383,673)        (2,247,825)
                                                             -------------      -------------

Accounts receivable                                              1,075,299          1,365,896
Vacation accruals                                                  614,381            611,819
Fixed assets/intangibles                                           537,108            271,781
Miscellaneous accruals                                             278,564            167,111
Net operating loss carryforward                                    559,946            698,345
                                                             -------------      -------------
Deferred tax assets                                              3,065,298          3,114,952
                                                             -------------      -------------
Net deferred tax asset                                       $     681,625      $     867,127
                                                             =============      =============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       At August 31, 2000, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $1,400,000. These carryforwards, subject to annual utilization limits, may be utilized to offset future years' income and will begin to expire during 2006 if unused prior to that date.

       The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company's effective income tax rate:


                                                     Tax Rate 2000             2000                1999                1998
                                                  --------------------    ---------------     ----------------    ----------------
   Federal income taxes based on 35%
      of book income                                            35.0%         $4,138,268           $4,012,071          $5,698,268
   Permanent adjustments:
      Meals and entertainment,                                   2.3%            274,973              280,854             252,838
         goodwill and other permanent
         adjustments
      State income taxes and other                               2.9%            343,120              269,372             563,706
         adjustments
                                                  --------------------    ---------------     ----------------    ----------------
                                                                40.2%         $4,756,361           $4,562,297          $6,514,812
                                                  --------------------    ---------------     ----------------    ----------------


10.    COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:


               Years ended August 31,
                    2001                                        1,883,417
                    2002                                        1,513,161
                    2003                                        1,204,350
                    2004                                          965,933
                    2005                                          630,665
                                                         -----------------

                                                               $6,197,526
                                                         =================


       Rent expense for the years ended August 31, 2000, 1999, and 1998 was $3,174,094, $2,325,321 and $1,385,301, respectively.

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

       The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Recently the Balanced Budget Refinement Act of 1999 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $202.19 per day, which may lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change may adversely affect the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

       In addition, recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a three-year period beginning no earlier than April 1, 2001. The phase in of a prospective payment system with reimbursement based on a functional patient classification may lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

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

11.    COMMON STOCK

       The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan ("the Plan"). The purpose of the Plan, which became effective January 1, 2000, is to provide employees of the Company and its subsidiaries the opportunity to acquire an ownership interest in the Company through the purchase of Common Stock at a price below current market prices. The Plan offers eligible employees the ability to purchase company stock at a price 15% below the current market price at designated periods. Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two six-month offering periods which are defined as January 1 - June 30 or July 1 - December 31. The Company issued from treasury 14,642 shares of Common Stock for the first offering period ending June 30, 2000.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.    EARNINGS PER SHARE

       The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." All prior earnings per share data presented have been restated in accordance with SFAS 128.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:


                                      2000                                1999                               1998
                      -----------------------------------  ----------------------------------  -----------------------------------
                         Net                      Per           Net                   Per          Net                     Per
                       Income       Shares       Share        Income     Shares      Share       Income                   Share
                      Numerator   Denominator    Amount     Numerator  Denominator   Amount    Numerator    Denominator   Amount
                      ----------  -----------  ----------  ----------- -----------  ---------  -----------  -----------  ---------
Basic EPS...........  $7,067,248    6,369,846  $     1.11    6,900,761 $ 6,874,646  $    1.00  $ 9,731,995    7,120,303  $    1.37
                                               ==========                           =========                            =========
Effect of dilutive
securities warrants
and options.........                  235,097                              325,031                              634,164
                                  -----------                          -----------                          -----------
Diluted EPS.........  $7,067,248    6,604,943  $     1.07  $ 6,900,761   7,199,677  $    0.96  $ 9,731,995    7,754,467  $    1.26
                      ==========  ===========  ==========  =========== ===========  =========  ===========  ===========  =========


       During 2000, 1999, and 1998 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

                QUARTER ENDED                 OPTIONS EXCLUDED             OPTION PRICE RANGE
         -----------------------------   ----------------------------   --------------------------
               August 31, 2000                     770,432                   $ 6.91 - $23.75
         -----------------------------   ----------------------------   --------------------------
                 May 31, 2000                      775,337                   $ 6.91 - $23.75
         -----------------------------   ----------------------------   --------------------------
              February 29, 2000                    176,700                   $ 7.42 - $23.75
         -----------------------------   ----------------------------   --------------------------
              November 30, 1999                    772,910                   $ 6.91 - $23.75
         -----------------------------   ----------------------------   --------------------------
               August 31, 1999                     176,700                   $ 7.42 - $23.75
         -----------------------------   ----------------------------   --------------------------
                 May 31, 1999                      152,971                   $ 7.42 - $23.75
         -----------------------------   ----------------------------   --------------------------
              February 28, 1999                    707,036                   $ 6.91 - $23.75
         -----------------------------   ----------------------------   --------------------------
              November 30, 1998                    163,390                   $ 7.42 - $23.75
         -----------------------------   ----------------------------   --------------------------
               August 31, 1998                     355,250                   $14.17 - $26.00
         -----------------------------   ----------------------------   --------------------------
                 May 31, 1998                      182,500                   $23.75 - $26.00
         -----------------------------   ----------------------------   --------------------------
              February 28, 1998                    183,222                   $22.00 - $26.00
         -----------------------------   ----------------------------   --------------------------
              November 30, 1997                    15,000                             $26.00
         -----------------------------   ----------------------------   --------------------------

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13.    SEGMENT INFORMATION

       The Company has determined that its reportable segments are appropriately based on its method of internal reporting, which disaggregates its business by services category in a manner consistent with the Company's Consolidated Statements of Income format. The Company's reportable segments are Horizon Behavioral Services, Horizon Mental Health Management, Specialty Rehab Management, and Mental Health Outcomes. See notes (A) through (E) below for a description of the services provided by each of the identified segments. The Company's business is conducted solely in the United States.

The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/segment:


                           (A)           (B)           (C)           (D)           (E)
                                       Horizon
                          Horizon       Mental       Specialty      Mental
                        Behavioral      Health         Rehab        Health                    Intercompany
2000                     Services      Management    Management    Outcomes       Other**     Eliminations**      Consolidated
----                    -----------   -----------   -----------   -----------   ------------  ---------------     ------------
Revenues                $38,602,113   $81,836,862   $11,923,946   $ 1,100,485   $    219,094    $         --      $133,682,500
Intercompany Revenues        74,670            --            --     1,378,352             --      (1,453,022)               --

EBITDA *                  3,064,968    22,440,675     1,877,450       (41,513)    (9,457,014)             --        17,884,566

Total Assets             41,546,397    65,779,473     6,385,289       300,823     24,621,800     (55,002,738)       83,631,044

1999
----
Revenues                $47,009,295   $88,055,266   $10,406,230   $   450,228   $     79,330    $         --      $146,000,349
Intercompany Revenues            --            --     1,723,471            --     (1,789,623)             --            66,152

EBITDA *                  3,090,340    21,503,841       950,769       134,466     (8,581,058)             --        17,098,358

Total Assets             44,309,775    57,879,903     4,822,588       366,276     25,248,087     (46,090,884)       86,535,745

1998
----
Revenues                $20,984,877   $93,935,470   $ 8,770,758   $    29,290   $     97,454    $         --      $123,817,849
Intercompany Revenues        17,379            --            --     1,665,223             --      (1,682,602)               --

EBITDA *                  2,284,340    24,413,451       853,424       (89,310)    (8,088,662)             --        19,373,243

Total Assets             43,586,048    50,264,641     3,845,744       315,144     43,347,967     (54,687,476)       86,672,068


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

(D) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs and psychiatric data- base services.

(E) "Other" represents the Company's corporate offices and National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of unaudited quarterly financial data for fiscal 2000 and 1999:

                                                          Operating             Net                Earnings Per Share
                                     Revenues              Income              Income            Basic           Diluted
                                ------------------    ----------------    ----------------    ------------     -----------
   Quarter Ended:
    August 31, 2000             $       32,440,639    $      3,068,399    $      1,719,319    $       0.27     $      0.26
    May 31, 2000                        32,390,990           3,260,014           1,824,511            0.29            0.28
    February 29, 2000                   33,564,893           3,160,359           1,738,285            0.28            0.27
    November 30, 1999                   35,285,978           3,294,439           1,785,133            0.27            0.26
                                ------------------    ----------------    ----------------    ------------     -----------
    Total Year                  $      133,682,500    $     12,783,211    $      7,067,248    $       1.11     $      1.07

    August 31, 1999             $       37,106,456    $      3,241,240    $      1,784,950          $ 0.26     $      0.25
    May 31, 1999                        36,400,687           3,127,834           1,710,414            0.25            0.24
    February 28, 1999                   36,644,644           3,004,886           1,638,970            0.24            0.23
    November 30, 1998                   35,848,562           3,264,798           1,766,427            0.25            0.24
                                ------------------    ----------------    ----------------    ------------     -----------
    Total Year                  $      146,000,349    $     12,638,758    $      6,900,761    $       1.00     $      0.96

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule..........S-2

Schedule VIII Valuation and Qualifying Accounts............................S-3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Horizon Health Corporation


Our audits of the consolidated financial statements referred to in our report dated October 12, 2000 appearing on page F - 2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule as listed in
Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Dallas, Texas
October 12, 2000

                           HORIZON HEALTH CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS



                                                      Additions
                                      Balance at      Charged to     Uncollectible                           Balance
                                       Beginning      Costs and        Accounts                               at end
                                       Of Period       Expenses      Written off        Adjustments          of Period
                                      -----------     -----------    -------------      -----------         -----------
Year ended August 31, 1996:
Allowance for doubtful                $ 1,355,037     $ 1,435,049     $  (343,990)     $   (58,474)(1)     $ 2,387,622

Year ended August 31, 1997:
Allowance for doubtful accounts         2,387,622       3,033,693      (4,023,355)         (40,537)(1)       1,357,423

Year ended August 31, 1998:
Allowance for doubtful accounts         1,357,423         759,467        (401,910)         187,132(2)        1,902,112

Year ended August 31, 1999:
Allowance for doubtful accounts         1,902,112         588,705      (1,109,393)       1,599,425(2,3)      2,980,849

Year ended August 31, 2000:
Allowance for doubtful accounts       $ 2,980,849         877,376      (1,447,187)         136,736(2)      $ 2,547,774




(1) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability.

(2) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability. In addition, adjustment reflects items reserved as other receivables, therefore their reserve is not included in the allowance for receivables.

(3) Adjustment includes a recovery of $1.75 million related to one former Specialty contract.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------
   3.1      - Certificate of Incorporation of the Company, as amended
              (incorporated herein by reference to Exhibit 3.1 to the Company's
              Current Report on Form 8-K dated August 11, 1997).

   3.2      - Amended and Restated Bylaws of the Company, as amended
              (incorporated herein by reference to Exhibit 3.2 to Amendment No.
              2 as filed with the Commission on February 16, 1995 ("Amendment
              No. 2") to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 Registration No. 33-88314)
              (the "Form S-1").

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

  10.1      - Credit Agreement dated December 9, 1997 among the Company, Texas
              Commerce Bank National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
              November 30, 1997).

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

  10.5      - Third Amendment to Credit Agreement and Fourth Amendment to
              Letter Loan Agreement dated as of November 6, 1998, among the
              Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

  10.6      - Fourth Amendment to Credit Agreement and Fifth Amendment to
              Letter Loan Agreement dated as of October 12,, 1999, among the
              Company, Chase Bank of Texas, National Association, as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

  10.7      - Lease Agreement dated as of December 20, 1995 between North
              Central Development Company and Horizon Mental Health Management,
              Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

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

  10.13     - Amendment to 1995 Amended and Restated Stock Option Plan for
              Eligible Outside Directors (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

  10.14     - Horizon Health Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual
              Report on Form 10-K for the fiscal year ended August 31, 1999).

  10.15     - Horizon Health Corporation Employee Stock Purchase Plan
              (incorporated herein by reference to Exhibit 4.3 to the Company's
              Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

  10.16     - Horizon Mental Health Management Contingent Bonus Plan
              (incorporated herein by reference to Exhibit 10.37 to the Company's 1996 Form 10-K/A).

  10.17     - Horizon Health Corporation Bonus Plan Fiscal 2000 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
              Report on Form 10-K for the fiscal year ended August 31, 1999).

  10.18     - Horizon Health Corporation Bonus Plan Fiscal 2001 (filed herewith).

  10.19     - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form
              8-K dated September 1, 1997).

  10.20     - Agreement dated August 31, 1999 between Horizon Health
              Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended
              August 31, 1999).

  11        - Statement Regarding Computation of Per Share Earnings (filed herewith).

  21        - List of Subsidiaries of the Company (filed herewith).

  23        - Consent of PricewaterhouseCoopers LLP (filed herewith).

  27        - Financial Data Schedule (filed herewith).