Form 10-Q
period 2000-11-30
HORIZON HEALTH CORP /DE/
filed 2000-12-27
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2000

                                       or

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of December 22, 2000, was 5,626,487.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS .........................................................    3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of November 30, 2000 (unaudited)
                  and August 31, 2000 ..............................................................    3

                  Consolidated Statements of Income for the three months ended
                  November 30, 2000 and 1999 (each unaudited) ......................................    5

                  Consolidated Statements of Cash Flows for the three months ended
                  November 30, 2000 and 1999 (each unaudited) ......................................    6

                  Notes to Consolidated Financial Statements (unaudited) ...........................    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS ...............................................................   11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................   18

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .........................................................................   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 30, 2000   AUGUST 31, 2000
                                                                 -----------------   ---------------
                                                                    (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                                           $  7,920,768     $  8,516,869
Accounts receivable less allowance for doubtful
   accounts of $ 3,055,228 at November 30, 2000 and
   $ 2,547,774 at August 31, 2000                                     12,409,421       11,513,860
Prepaid expenses and supplies                                            807,384        1,240,359
Income taxes receivable                                                  143,705          613,678
Other receivables                                                         88,296          139,307
Other current assets                                                     250,039          346,137
Current deferred taxes                                                 1,890,820        1,835,721
                                                                    ------------     ------------

       TOTAL CURRENT ASSETS                                           23,510,433       24,205,931
                                                                    ------------     ------------

Property and Equipment, net (Note 3)                                   2,515,181        2,109,921
                                                                    ------------     ------------

Goodwill, net of accumulated amortization of $ 6,185,323
   at November 30, 2000, and $5,826,098 at August 31, 2000            51,213,280       51,572,505
Contracts, net of accumulated amortization of $ 7,845,063
   at November 30, 2000, and $ 7,426,048 at August 31, 2000            4,932,703        5,351,718
Other assets                                                             449,921          390,969
                                                                    ------------     ------------
       TOTAL ASSETS                                                 $ 82,621,518     $ 83,631,044
                                                                    ============     ============


           See accompanying notes to consolidated financial statements

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                            NOVEMBER 30, 2000       AUGUST 31, 2000
                                                                            -----------------       ---------------
                                                                               (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                                           $  1,191,007          $    682,088
    Employee compensation and benefits                                            5,058,784             6,439,857
    Medical claims payable                                                        3,899,299             3,724,854
    Accrued expenses                                                              6,114,976             6,071,673
    Current portion long term debt                                                       --             3,600,000
                                                                               ------------          ------------

          TOTAL CURRENT LIABILITIES                                              16,264,066            20,518,472

    Other noncurrent liabilities                                                  2,301,398               966,818
    Long-term debt, net of current portion (Note 4)                              14,000,000            11,300,000
    Deferred income taxes                                                         1,143,062             1,154,111
                                                                               ------------          ------------

         TOTAL LIABILITIES                                                       33,708,526            33,939,401
                                                                               ------------          ------------

Commitments and contingencies (Note 5)                                                   --                    --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                             --                    --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,823,537 shares
      outstanding at November 30, 2000 and 7,267,750 shares
      issued and 6,323,595 shares outstanding at August 31, 2000                     72,678                72,678
    Additional paid-in capital                                                   17,741,776            18,136,353
    Retained earnings                                                            40,239,425            38,573,364
    Treasury stock, at cost (1,444,213 shares at November
      30, 2000 and 944,155 shares at August 31, 2000) (Note 6)                   (9,140,887)           (7,090,752)
                                                                               ------------          ------------
                                                                                 48,912,992            49,691,643
                                                                               ------------          ------------

         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                                  $ 82,621,518          $ 83,631,044
                                                                               ============          ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                                               ----------------------------------
                                                                                   2000                  1999
                                                                               ------------          ------------

Revenues:
   Contract management revenue                                                 $ 22,434,461          $ 23,261,378
   Premiums and fees                                                              7,810,942            11,711,006
   Other                                                                            575,555               313,594
                                                                               ------------          ------------
Total revenues                                                                   30,820,958            35,285,978

Expenses:
   Salaries and benefits                                                         16,557,711            17,911,650
   Medical claims                                                                 2,980,547             4,406,665
   Purchased services                                                             2,912,002             3,246,416
   Provision for doubtful accounts                                                  359,024               774,984
   Other                                                                          3,979,070             4,458,360
   Depreciation and amortization                                                  1,133,864             1,193,464
                                                                               ------------          ------------
Operating expenses                                                               27,922,218            31,991,539

Operating income                                                                  2,898,740             3,294,439

Other income (expense):
   Interest expense                                                                (285,103)             (327,855)
   Interest and other income                                                        153,918               107,902
   Gain (loss) on disposal of fixed assets                                               --               (99,263)
                                                                               ------------          ------------


Income before income taxes                                                        2,767,555             2,975,223
Income tax provision                                                              1,101,494             1,190,090
                                                                               ------------          ------------


Net income                                                                     $  1,666,061          $  1,785,133
                                                                               ============          ============

Earnings per common share:
   Basic                                                                       $        .27          $        .27
                                                                               ============          ============
   Diluted                                                                     $        .26          $        .26
                                                                               ============          ============

Weighted average shares outstanding:
   Basic                                                                          6,254,598             6,607,736
                                                                               ============          ============
   Diluted                                                                        6,408,033             6,875,860
                                                                               ============          ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                                               ----------------------------------
                                                                                   2000                  1999
                                                                               ------------          ------------

Operating Activities:
   Net income                                                                  $  1,666,061          $  1,785,133
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            1,133,864             1,193,464
         Deferred income taxes                                                      (11,049)              (56,397)
         Loss on disposal of fixed assets                                                --                99,263
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                            (895,561)           (1,614,771)
      Decrease in income taxes receivables                                          469,973               363,920
      Decrease in other receivables                                                  51,011                39,212
      Decrease in prepaid expenses and supplies                                     432,975                35,645
      (Increase) in other assets                                                    (17,953)             (125,511)
      (Decrease) increase in accounts payable, employee compensation
          and benefits, medical claims payable, and accrued expenses               (579,004)            1,309,936
      Increase (decrease) in other non-current liabilities                        1,334,580                (4,170)
                                                                               ------------          ------------

   Net cash provided by operating activities                                      3,584,897             3,025,724
                                                                               ------------          ------------

Investing activities:
   Purchase of property and fixed assets                                           (760,883)             (176,877)
   Proceeds from sale of fixed assets                                                    --                   325
                                                                               ------------          ------------

        Net cash used in investing activities                                      (760,883)             (176,552)
                                                                               ------------          ------------

Financing Activities:
   Payments on long term debt                                                      (900,000)           (2,412,335)
   Tax benefit associated with stock options exercised                               96,318                54,238
   Purchase of treasury stock                                                    (2,492,015)           (3,363,134)
   Surrenders of treasury stock                                                    (124,418)                   --
                                                                               ------------          ------------

   Net cash used in financing activities                                         (3,420,115)           (5,721,231)
                                                                               ------------          ------------

Net decrease in cash and cash equivalents                                          (596,101)           (2,872,059)

Cash and cash equivalents at beginning period                                     8,516,869             5,438,510
                                                                               ------------          ------------
Cash and cash equivalents at end of period                                     $  7,920,768          $  2,566,451
                                                                               ============          ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                 $    235,724          $    325,138
                                                                               ============          ============
      Income taxes                                                             $      7,037          $     78,429
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


       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at November 30, 2000, the consolidated statements of operations for the three months ended November 30, 2000 and 1999, and the consolidated statements of cash flows for the three months ended November 30, 2000 and 1999 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2000. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 2000, and the results of operations for the three months ended November 30, 2000 and 1999.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                          For the three months ended November 30,
                                   -------------------------------------------------------------------------------------
                                                    2000                                         1999
                                   ----------------------------------------     ----------------------------------------
                                   Net Income      Shares        Per Share      Net Income      Shares        Per Share
                                   Numerator     Denominator       Amount       Numerator     Denominator       Amount
                                   ----------    -----------     ----------     ----------    -----------     ----------

BASIC EPS ....................     $1,666,061      6,254,598     $       27     $1,785,133      6,607,736     $      .27
                                                                 ----------                                   ----------

DILUTIVE SECURITIES
  Options ....................                       153,435                                      268,124
                                                  ----------                                   ----------
DILUTED EPS ..................     $1,666,061      6,408,033     $      .26     $1,785,133      6,875,860     $      .26
                                   ==========     ==========     ==========     ==========     ==========     ==========

       For the three months ended November 30, 2000 and 1999, respectively, certain shares subject to options were not included in the computation of EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the three months ended November 30, 2000 excluded 805,859 shares subject to options with exercise prices ranging from $5.50 to $23.75. The computation for the three months ended November 30, 1999 excluded 772,910 shares subject to options with exercise prices ranging from $6.90 to $23.75.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at November 30, 2000 and August 31, 2000:

                                                                        NOVEMBER 30,      AUGUST 31,
                                                                            2000             2000
                                                                        ------------     ------------

       Computer Hardware                                                $  2,405,906     $  2,216,818
       Computer Software                                                   1,110,493        1,105,458
       Furniture and Fixtures, and Office Equipment                        2,951,185        2,941,203
       Transportation (Vehicles)                                              25,093           25,093
       Work in Progress                                                      556,780               --
       Leasehold Improvements                                                454,380          454,380
                                                                        ------------     ------------
                                                                           7,503,837        6,742,952

       Less Accumulated Depreciation                                       4,988,656        4,633,031
                                                                        ------------     ------------
                                                                        $  2,515,181     $  2,109,921
                                                                        ============     ============

       Depreciation expense for the three months ended November 30, 2000, and 1999 totaled $355,625 and $415,144, respectively.

4.     LONG-TERM DEBT

       At November 30, 2000 and August 31, 2000, the Company had the following long-term debt:

                                                                        NOVEMBER 30,      AUGUST 31,
                                                                            2000             2000
                                                                        ------------     ------------

       Term Loan Facility                                               $         --     $ 14,900,000
       Revolving Credit Facility                                          14,000,000               --
                                                                        ------------     ------------
                                                                          14,000,000       14,900,000
       Less current maturities                                                    --        3,600,000
                                                                        ------------     ------------
                                                                        $ 14,000,000     $ 11,300,000
                                                                        ============     ============

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consisted of a $10.0 million revolving credit facility (terminated June 30, 2000) and an initial $40.0 million term loan facility which expired November 30, 1999, with the amount outstanding converting to an amortizing term loan with quarterly principal payments of $900,000.

       On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank, as Agent, to refinance the term loan outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, dividends or share repurchases (subject to certain limits) and to finance future acquisitions by the Company. As of November 30, 2000, the Company had borrowings of $14.0 million outstanding against the revolving credit facility.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At November 30, 2000, the weighted average interest rate on outstanding indebtedness under the credit facility was 9.014%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

5.  COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Nine months ending August 31, 2001                               $  1,566,769
       For the year ending August 31, 2002                                 1,514,198
       For the year ending August 31, 2003                                 1,204,467
       For the year ending August 31, 2004                                   965,933
       For the years ending August 31, 2005 and thereafter                   630,665
                                                                        ------------

                                                                        $  5,882,032
                                                                        ============

       Rent expense for the three months ended November 30, 2000 and 1999 totaled $520,730 and $630,726 respectively.

       The Company leases a building it occupies as its executive offices and National Support Center in Lewisville, Texas. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term, if it is not sold to a third party, or the Company does not extend its lease. The Company has extended the lease through November 2003.

       The Company is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

       In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's office for the Northern District of California requesting the production of documents relating to certain matters, such as patient admissions, patient care, patient charting and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit. No allegations or claims have been made against the Company. The Company is not currently aware of any reason to believe it will become the target of the investigation. At this time, the Company has insufficient information to predict any particular future outcome of the investigation.

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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.     STOCK REPURCHASES

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. The new agreement became effective November 15, 2000 following the closing on November 16, 2000. As of November 30, 2000, the Company had repurchased an additional 545,300 shares of its common stock (1,734,600 total shares repurchased). The stock repurchase plan authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 290,387 and 245,145 shares have been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of November 30, 2000 and August 31, 2000, respectively. The shares were and will be repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.


7.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the three months ended November 30, 2000 and 1999 by operating subsidiary:

                                        (A)             (B)              (C)              (D)              (E)
                                                      Horizon
                                      Horizon          Mental         Specialty          Mental
                                    Behavioral         Health           Rehab            Health
                                     Services        Management       Management        Outcomes           Other
                                   ------------     ------------     ------------     ------------      ------------
NOVEMBER 30, 2000
Revenues                           $  7,847,475     $ 19,081,346     $  3,110,159     $    738,889      $     43,089
Inter Company Revenues                   19,204               --               --          (12,287)               --

Earnings before interest,
taxes, depreciation and
Amortization (EBITDA)                   351,625        5,270,580          390,059          105,698        (2,085,358)

Total Assets                         41,374,769       67,453,383        6,954,496          373,591        27,046,431

NOVEMBER 30, 1999
Revenues                           $ 11,729,528     $ 20,335,650     $  2,877,481     $    295,447      $     47,873
Inter Company Revenue                    18,405               --               --          382,576                --

Earnings before interest,
taxes, depreciation, and
Amortization (EBITDA)                 1,531,604        5,093,790          320,164           30,334        (2,487,989)

Total Assets                         43,318,800       60,336,089        5,379,557          376,296        25,176,334




                                   Intercompany
                                   Eliminations      Consolidated
                                   ------------      ------------
NOVEMBER 30, 2000
Revenues                                     --      $ 30,820,958
Inter Company Revenues                   (6,917)               --

Earnings before interest,
taxes, depreciation and
Amortization (EBITDA)                        --         4,032,604

Total Assets                        (60,581,152)       82,621,518

NOVEMBER 30, 1999
Revenues                           $         --      $ 35,285,978
Inter Company Revenue                  (400,981)               --

Earnings before interest,
taxes, depreciation, and
Amortization (EBITDA)                        --         4,487,903

Total Assets                        (50,738,060)       83,849,016

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. The Company had 136 management contracts as of November 30, 2000 with contract locations in 34 states and the District of Columbia. Of its management contracts, 112 relate to mental health treatment programs and 24 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At November 30, 2000, the Company provided outcome measurement services at 111 contract locations and had 3 database project contracts.

         Through its subsidiary Horizon Behavioral Services, Inc., at November 30, 2000, the Company had 259 contracts to provide EAP and managed behavioral health services covering over 1.7 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from Employee Assistance Program ("EAP") services, administrative service only contracts, and at risk managed behavioral health services.

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

         Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. In some cases, the reimbursement limitations have resulted in decreased amounts reimbursed to the Company's client hospitals and have led to the renegotiation of a lower contract management fee structure for the Company. In other cases the decreased reimbursement amounts have resulted in the termination or non-renewal of the management contract.

         Amendments to the Medicare statutes provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. The general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract. For the quarter ended November 30, 2000, the number of partial programs in operation decreased by 15, from 65 to 50.

         Revenues from partial hospitalization services were $2.3 million, or 10.4% of total contract management revenues for the quarter ended November 30, 2000. Of the Company's 136 management contracts at November 30, 2000, 65 contracts or 47.7% of the contracts include partial hospitalization services. Of the 65 partial contracts, 50 program locations were in operation and had a partial hospitalization program in operation, 12 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 3 program locations were not yet in operation for any of the programs. The termination of all partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $2.6 million or more annually.

         In April 2000, HCFA adopted new rules requiring a HCFA determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by HCFA to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, that must be satisfied in order to receive a HCFA determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. HCFA has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

         Recent amendments to the Medicare statutes provide for a linear phase-out of cost-based reimbursement of physical rehabilitation beginning on April 1, 2001. Reimbursement for physical rehabilitation services on a prospective payment system basis will be phased-in over the next two years. Under the prospective payment rates recently announced, it appears that the majority of the Company's clients will experience increased reimbursement, although several clients expect reduced reimbursement including one that could suffer losses on the services being provided without additional volume.

                            SUMMARY STATISTICAL DATA

                                                  NOVEMBER 30,      AUGUST 31,       AUGUST 31,       AUGUST 31,
                                                      2000             2000             1999             1998
                                                  ------------     ------------     ------------     ------------

EAP & MANAGED CARE BEHAVORIAL HEALTH
SERVICES

Covered Lives (000's)                                    1,740            1,753            2,416            1,874


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                            122              128              147              161
Contract locations signed and unopened                      14               10                6               11
                                                  ------------     ------------     ------------     ------------
Total contract locations                                   136              138              153              172
                                                  ============     ============     ============     ============

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                                  121              123              133              149
Partial Hospitalization                                     50               65               86              102
Outpatient                                                  19               20               27               32
Home health                                                  4                5                7               10
CQI + and Psychscope                                       114              115              106               82

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                            121              137              165              189
Adult psychiatric                                           46               47               54               67
Substance abuse                                              2                3                4                8
Physical Rehabilitation                                     23               24               25               20
Other mental health                                          2                3                5                9

                              RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2000 and 1999, the percentage relationship to total revenues of certain costs, expenses and income.

                                                               THREE MONTHS
                                                             ENDED NOVEMBER 30,

                                                           2000             1999
                                                        ----------       ----------

       Revenues:
       Contract management revenues                           72.8%            65.9%
       Premiums and fees                                      25.3             33.2
       Other                                                   1.9               .9
                                                        ----------       ----------

       Total revenues                                        100.0            100.0

       Operating expenses
          Salaries and benefits                               53.7             50.8
          Medical claims                                       9.7             12.5
          Purchased services                                   9.4              9.2
          Provision for bad debts                              1.2              2.2
          Other                                               12.9             12.6
          Depreciation and amortization                        3.7              3.4
                                                        ----------       ----------

       Total operating expenses                               90.6             90.7
                                                        ----------       ----------

       Operating income                                        9.4              9.3
                                                        ----------       ----------

       Interest and other income (expense), net                (.4)             (.9)
                                                        ----------       ----------

       Income before taxes                                     9.0              8.4

       Income tax expense                                      3.6              3.3
                                                        ----------       ----------

       Net income                                              5.4%             5.1%
                                                        ==========       ==========

         THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1999

         Revenue. Revenues for the three months ended November 30, 2000 were $30.8 million representing a decrease of $4.5 million or 12.7%, as compared to revenues of $35.3 million for the corresponding period in the prior fiscal year. Contract management revenue decreased a net of $800,000, or 3.6%, due to a decline in the average number of contract locations in operation from 143.0 for the three months ended November 30, 1999, to 125.9 for the three months ended November 30, 2000. This decrease of 12.0% was offset by an 8.6% increase in revenue per average location between the periods. Premiums and fees decreased $3.9 million primarily as a result of the termination of six significant managed care contracts, whose revenues in the three months ended November 30, 2000 were $200,000 versus $3.9 million for the same period in the prior fiscal year. The effects of the sixth termination will occur gradually, with membership being transitioned over the course of fiscal year 2001. Other revenue increased $260,000 as a result of increased revenue from data base services and consulting.

         Salaries and Benefits. Salaries and benefits for the three months ended November 30, 2000 were $16.6 million representing a decrease of $1.3 million, or 7.2%, as compared to salaries and benefits of $17.9 million for the three months ended November 30, 1999. Average full time equivalents for the three months ended November 30, 2000 were 1,094 representing a decrease of 132 or 10.7%, as compared to average full time equivalents of 1,226 for the three months ended November 30, 1999. A decrease of 63 full time equivalents or 5.1% is attributable to the termination of the six managed care contracts, noted above, and the associated closure of five clinic locations during fiscal year 2000. Also contributing to the decrease is the decline in the average number of locations, as well as cost control initiatives taken by the company. Salary and benefit cost per full time equivalent for the three months ended November 30, 2000, were $15,174, representing an increase of $563 per full time equivalent, or 3.9%, as compared to $14,611 per full time equivalent for the three months ended November 30, 1999.

         Depreciation and Amortization. Depreciation and amortization expense for the three months ended November 30, 2000 was $1.1 million. This amount represents a decrease of $60,000 or 5%, as compared to the depreciation and amortization expense of $1.2 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 2000 were $10.2 million representing a decrease of $2.7 million or 20.9%, as compared to other operating expenses of $12.9 million for the corresponding period in the prior fiscal year. The following components identify the variances between the periods reported.

         Medical Claims expense for the three months ended November 30, 2000 was $3.0 million representing a decrease of $1.4 million or 31.8%, as compared to medical claims expense of $4.4 million for the corresponding period in the prior fiscal year. This is primarily the result of the effect of the termination of the six significant managed care contracts, as discussed above. Inpatient days per year per one thousand members decreased from an average of 16.8 for the three months ended November 30, 1999 to 15.0 for the three months ended November 30, 2000.

         Purchased services for the three months ended November 30, 2000 were $2.9 million, representing a decrease of $334,000 or 10.3%, as compared to purchased services of $3.2 million for the corresponding period in the prior fiscal year. Medical director fees decreased $96,000 for the three months ended November 30, 2000, as compared to the corresponding period in the prior fiscal year. This decrease is primarily a result of the decrease in the average number of contract locations, from 143.0 for the three months ended November 30, 1999 to 125.9 for the three months ended November 30, 2000. Also, fees paid to temporary physicians decreased $73,000 due to the recruitment of permanent physicians at certain contract locations. In addition, legal fees and other purchased services decreased $80,000 and $106,000 respectively, for the three months ended November, 2000, as compared to the corresponding period in the prior fiscal year as a result of cost control initiatives taken by the Company.

         Bad debt expense for the three months ended November 30, 2000 was $359,000 representing a decrease of $416,000 as compared to bad debt expense of $775,000 for the three months ended November 30, 1999. The Company is continuing to vigorously pursue collections in an effort to minimize bad debt expense.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended November 30, 2000 was a net expense of $131,000, as compared to $319,000 for the corresponding period in the prior fiscal year. Over the four most recent quarters, the Company has generated cash flows from operations of $13.0 million. As a result, outstanding debt has been reduced creating a net decrease of $43,000 in interest expense after the impact of higher interest rates. In conjunction with the generation of the aforementioned cash flow, cash balances have increased resulting in an increase in interest income of $46,000 as compared to the prior period.

         Income Tax Expense. For the three-month period ended November 30, 2000, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.8%. For the three-month period ended November 30, 1999, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.0%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its future cash flow from operations of $13.0 million for the last 12 months and $3.6 million for the quarter ended November 30, 2000, along with cash of $7.9 million at November 30, 2000 and the $15.0 million revolving credit facility (of which $1.0 million was available at November 30, 2000), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $1.8 million. The Company may require additional capital to fund further share repurchases or acquisitions.

       Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with The Chase Manhattan Bank, as Agent, to refinance the term loans outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends or repurchase shares (subject to certain limits) and to finance future acquisitions by the Company. As of November 30, 2000, the Company had borrowings of $14.0 million outstanding against the revolving credit facility.

         The following summary of certain material provisions of the Amended Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to this report.

         The Company is the borrower under the Amended Credit Agreement, which is unconditionally guaranteed by all material subsidiaries of the Company. Principal outstanding under the Amended Credit Agreement bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus .5% or the "Eurodollar Rate" plus 1.75% to 2.25% (depending on the Company's Indebtedness to EBITDA Ratio), as selected by the Company. The Company pays interest quarterly and incurs quarterly commitment fees ranging from .25% to .375% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the revolving credit facility.

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $2.5 million was purchased as of November 30, 2000. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

          Effective September 1996, the Company entered into a lease agreement with a term of five years, which was subsequently extended to November 2003, for a building, which had been constructed, to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term, if either the building is not sold to a third party or the Company does not further extend its lease.

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three months ended November 30, 2000 and 1999, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax.

                                                                                       Three Months ended November 30,
                                                                                       -------------------------------
                                                                                            2000             1999
                                                                                            ----             ----
         Adjusted earnings per share
         (Net income plus amortization related to goodwill, net of tax)                     $ .30            $ .30

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Such risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, may cause actual results to differ materially from those contained in any forward looking statements. These forward looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

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

         At November 30, 2000, the Company had approximately $14.0 million of debt obligations outstanding with a weighted average interest rate of 9.014%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2000, would change interest expense by approximately $126,000 annually. This would be funded out of cash flows from operations, which were $3.6 million for the three months ended November 30, 2000.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There have been no material developments concerning the pending litigation described in Part I of the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000. Columbia/HCA Healthcare Corporation, a co-defendant in the qui tam suit involving the Company, and the U.S. Department of Justice have announced a settlement of various claims but the Company does not know what effect, if any, that settlement will have on the proceedings in which the Company is named as a defendant.

         In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's office for Northern District of California requesting the production of documents relating to certain matters, such as patient admissions, patient care, patient charting and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit. No allegations or claims have been made against the Company. The Company is not currently aware of any reason to believe it will become the target of the investigation. At this time, the Company has insufficient information to predict any particular future outcome of the investigation.

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

10.1 Amended and Restated Credit Agreement, dated November 15, 2000, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers, and The Chase Manhattan Bank, as Agent and individually as a Bank (filed herewith).

10.2 Sixth Amendment to Letter Loan Agreement, dated November 15, 2000, between North Central Development Corporation, as Borrower, Horizon Health Corporation and subsidiaries, as limited guarantors, and The Chase Manhattan Bank, as the Lender (filed herewith).

10.3 First Amendment to Lease Agreement dated November 15, 2000 between North Central Development Corporation, as Lessor and Horizon Health Corporation as Lessee (filed herewith).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1 Financial Data Schedule for the Three Months Ended November 30, 2000 (filed herewith).

         (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                  Current report on Form 8-K filed with the Commission on December 5, 2000. The item reported was Item 5, Other Events, announcing a conference call regarding the first quarter financial results on December 14, 2000.

                  Current report on Form 8-K filed with the Commission on December 14, 2000. The item reported was Item 5, Other Events, relating to a subpoena served to the Company by the U.S. Attorney's Office for the Northern District of California requesting the production of documents relating to certain matters pertaining to hospital gero-psychiatric program managed by the Company. See Part II, Item 1 of this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  DECEMBER 27, 2000

                                             HORIZON HEALTH CORPORATION


                                        BY: /s/ RONALD C. DRABIK
                                           -------------------------------------
                                                     RONALD C. DRABIK
                                             SENIOR VICE PRESIDENT-FINANCE AND
                                               ADMINISTRATION AND TREASURER
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

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

10.1              Amended and Restated Credit Agreement, dated November 15,
                  2000, between Horizon Health Corporation and Horizon Mental
                  Health Management, Inc. as Borrowers, and The Chase Manhattan
                  Bank, as Agent and individually as a Bank (filed herewith).

10.2              Sixth Amendment to Letter Loan Agreement, dated November 15,
                  2000, between North Central Development Corporation, as
                  Borrower, Horizon Health Corporation and subsidiaries, as limited guarantors, and The Chase Manhattan Bank, as the Lender (filed herewith).

10.3 First Amendment to Lease Agreement dated November 15, 2000 between North Central Development Corporation, as Lessor and
                  Horizon Health Corporation as Lessee (filed herewith).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

27.1              Financial Data Schedule for the Three Months Ended November
                  30, 2000 (filed herewith).