Form 10-Q
period 2001-02-28
HORIZON HEALTH CORP /DE/
filed 2001-03-27
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2001

                                       or

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of March 26, 2001, was 5,334,807.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS................................................ 3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of February 28, 2001 (unaudited)
                  and August 31, 2000..................................................... 3

                  Consolidated Statements of Income for the three months ended
                  February 28, 2001 and February 29, 2000 (each unaudited)................ 5

                  Consolidated Statements of Income for the six months ended
                  February 28, 2001 and February 29, 2000 (each unaudited)................ 6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 28, 2001 and February 29, 2000 (each unaudited)................ 7

                  Notes to Consolidated Financial Statements (unaudited).................. 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................21

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................................21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................................22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                          FEBRUARY 28, 2001   AUGUST 31, 2000
                                                          -----------------   ---------------
                                                             (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                    $ 1,527,761         $ 8,516,869
Accounts receivable less allowance for doubtful
   accounts of $2,949,752 at February 28, 2001 and
   $2,547,774 at August 31, 2000                              13,103,674          11,513,860
Prepaid expenses and supplies                                    785,067           1,240,359
Income taxes receivable                                           38,747             613,678
Other receivables                                                135,325             139,307
Other current assets                                             291,404             346,137
Current deferred taxes                                         1,993,321           1,835,721
                                                             -----------         -----------

       TOTAL CURRENT ASSETS                                   17,875,299          24,205,931
                                                             -----------         -----------

Property and Equipment, net (Note 3)                           2,553,134           2,109,921
                                                             -----------         -----------

Goodwill, net of accumulated amortization of $6,544,549
   at February 28, 2001, and $5,826,098 at August 31, 2000    50,854,056          51,572,505
Contracts, net of accumulated amortization of $8,264,075
   at February 28, 2001, and $7,426,048 at August 31, 2000     4,513,691           5,351,718
Other assets                                                     363,041             390,969
                                                             -----------         -----------
       TOTAL ASSETS                                          $76,159,221         $83,631,044
                                                             ===========         ===========


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    FEBRUARY 28, 2001    AUGUST 31, 2000
                                                                    -----------------    ---------------
                                                                       (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                   $  1,068,244        $    682,088
    Employee compensation and benefits                                    5,469,287           6,439,857
    Medical claims payable                                                3,873,391           3,724,854
    Accrued expenses                                                      5,919,620           6,071,673
    Current portion long term debt                                               --           3,600,000
                                                                       ------------        ------------

          TOTAL CURRENT LIABILITIES                                      16,330,542          20,518,472

    Other noncurrent liabilities                                          2,245,360             966,818
    Long-term debt, net of current portion (Note 4)                       9,000,000          11,300,000
    Deferred income taxes                                                   931,790           1,154,111
                                                                       ------------        ------------

         TOTAL LIABILITIES                                               28,507,692          33,939,401
                                                                       ------------        ------------

Commitments and contingencies (Note 5)                                           --                  --

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                                    --                  --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,340,607 shares
      outstanding at February 28, 2001 and 7,267,750 shares
      issued and 6,323,595 shares outstanding at August 31, 2000             72,678              72,678
    Additional paid-in capital                                           17,812,152          18,136,353
    Retained earnings                                                    41,962,065          38,573,364
    Treasury stock, at cost (1,927,143 shares at February 28,
      2001 and 944,155 shares at August 31, 2000)  (Note 6)             (12,195,366)         (7,090,752)
                                                                       ------------        ------------
                                                                         47,651,529          49,691,643
                                                                       ------------        ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                          $ 76,159,221        $ 83,631,044
                                                                       ============        ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED FEBRUARY
                                              -----------------------------
                                                  2001              2000
                                              ------------     ------------
Revenues:
   Contract management revenues               $ 23,768,368     $ 23,238,220
   Premiums and fees                             7,651,932       10,068,894
   Other                                           451,136          257,779
                                              ------------     ------------
Total revenues                                  31,871,436       33,564,893

Expenses:
   Salaries and benefits                        17,848,605       18,465,535
   Medical claims                                2,668,256        3,745,095
   Purchased services                            3,023,709        3,174,309
   Provision for doubtful accounts                 199,652           99,814
   Other                                         4,083,191        3,730,823
   Depreciation and amortization                 1,117,858        1,188,958
                                              ------------     ------------
Operating expenses                              28,941,271       30,404,534

                                              ------------     ------------
 Operating income                                2,930,165        3,160,359

Other income (expense):
   Interest expense                               (158,975)        (316,230)
   Interest and other income                        58,150           78,946
   Gain (loss) on disposal of fixed assets          18,000             (938)
                                              ------------     ------------

Income before income taxes                       2,847,340        2,922,137
Income tax provision                             1,124,700        1,183,852
                                              ------------     ------------

Net income                                    $  1,722,640     $  1,738,285
                                              ============     ============

Earnings per common share:
   Basic                                      $        .31     $        .28
                                              ============     ============
   Diluted                                    $        .30     $        .27
                                              ============     ============
Weighted average shares outstanding:

   Basic                                         5,579,777        6,257,547
                                              ============     ============
   Diluted                                       5,756,964        6,546,405
                                              ============     ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                SIX MONTHS ENDED FEBRUARY
                                              -----------------------------
                                                  2001             2000
                                              ------------     ------------
Revenues:
   Contract management revenue                $ 46,202,829     $ 46,499,598
   Premiums and fees                            15,462,874       21,779,900
   Other                                         1,026,691          571,373
                                              ------------     ------------
Total revenues                                  62,692,394       68,850,871

Expenses:
   Salaries and benefits                        34,406,316       36,377,185
   Medical claims                                5,648,803        8,151,760
   Purchased services                            5,935,711        6,420,725
   Provision for doubtful accounts                 558,676          874,798
   Other                                         8,062,261        8,189,183
   Depreciation and amortization                 2,251,722        2,382,422
                                              ------------     ------------
Operating expenses                              56,863,489       62,396,073

                                              ------------     ------------
 Operating income                                5,828,905        6,454,798

Other income (expense):
   Interest expense                               (444,078)        (644,085)
   Interest and other income                       212,068          186,848
   Gain (loss) on disposal of fixed assets          18,000         (100,201)
                                              ------------     ------------

Income before income taxes                       5,614,895        5,897,360
Income tax provision                             2,226,194        2,373,942
                                              ------------     ------------

Net income                                    $  3,388,701     $  3,523,418
                                              ============     ============
Earnings per common share:
   Basic                                      $        .57     $        .55
                                              ============     ============
   Diluted                                    $        .56     $        .53
                                              ============     ============
Weighted average shares outstanding:
   Basic                                         5,917,188        6,432,641
                                              ============     ============
   Diluted                                       6,082,498        6,711,132
                                              ============     ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              SIX MONTHS ENDED FEBRUARY
                                                                            -----------------------------
                                                                               2001               2000
                                                                            ------------     ------------
Operating Activities:
   Net income                                                               $  3,388,701     $  3,523,418
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         2,251,722        2,382,422
         Deferred income taxes                                                  (222,321)        (126,550)
         (Gain) loss on disposal of fixed assets                                 (18,000)         100,201
   Changes in assets and liabilities:
      Increase in accounts receivable                                         (1,589,814)        (666,559)
      Decrease in income taxes receivable                                        574,931           40,661
      Decrease in other receivables                                                3,982           29,882
      Decrease in prepaid expenses and supplies                                  455,292          128,476
      (Increase) decrease in other assets                                        (74,939)         178,277
      Decrease in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                 (512,530)        (220,955)
      Increase (decrease) in other non-current liabilities                     1,278,542           (4,170)
                                                                            ------------     ------------

   Net cash provided by operating activities                                   5,535,566        5,365,103
                                                                            ------------     ------------
Investing activities:
   Purchase of property and fixed assets                                      (1,138,456)        (532,836)
   Proceeds from sale of fixed assets                                             18,000              650
                                                                            ------------     ------------

        Net cash used in investing activities                                 (1,120,456)        (532,186)
                                                                            ------------     ------------
Financing Activities:
   Payments on long term debt                                                (17,600,000)      (3,324,669)
   Proceeds from long term borrowings                                         11,700,000               --
   Tax benefit associated with stock options exercised                           183,397          114,866
   Purchase of treasury stock                                                 (5,618,823)      (3,363,138)
   Surrenders of treasury stock, net of issuances                                (68,792)        (210,000)
                                                                            ------------     ------------

   Net cash used in financing activities                                     (11,404,218)      (6,782,941)
                                                                            ------------     ------------

Net decrease in cash and cash equivalents                                     (6,989,108)      (1,950,024)

Cash and cash equivalents at beginning period                                  8,516,869        5,438,510
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $  1,527,761     $  3,488,486
                                                                            ============     ============

Supplemental disclosure of cash flow information
  Cash paid during the period for:
      Interest                                                              $    371,494     $    646,603
                                                                            ============     ============
      Income taxes                                                          $  1,844,600     $  2,314,997
                                                                            ============     ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION

       Horizon Health Corporation (the "Company" or "Horizon"), is a provider of employee assistance programs ("EAP") and mental health services to businesses and managed care organizations as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Denver, Colorado; Orlando, Florida; and Philadelphia, Pennsylvania metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at February 28, 2001, the consolidated statements of operations for the three and six months ended February 2001 and 2000, and the consolidated statements of cash flows for the six months ended February 2001 and 2000 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2000. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 2001, and the results of operations for the three and six months ended February 2001 and 2000.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                          2001                                   2000
                                         -------------------------------------   -----------------------------------
                                         Net Income     Shares       Per Share   Net Income     Shares     Per Share
                                         Numerator    Denominator      Amount    Numerator    Denominator    Amount
                                         ----------   -----------    ---------   ----------   -----------  ---------
For the three months ended February,

     BASIC EPS.........................  $1,722,640     5,579,777       $ .31    $1,738,285    6,257,547       $ .28
                                                                        -----                                  -----

     EFFECT OF DILUTIVE SECURITIES
       Options.........................                   177,187                                288,858
                                                        ---------                              ---------
     DILUTED EPS.......................  $1,722,640     5,756,964       $ .30    $1,738,285    6,546,405       $ .27
                                         ==========     =========       =====    ==========    =========       =====

For the six months ended February,

     BASIC EPS ........................  $3,388,701     5,917,188       $ .57    $3,523,418    6,432,641       $ .55
                                                                        -----                                  -----

     EFFECT OF DILUTIVE SECURITIES
       Options.........................                   165,310                                278,491
                                                        ---------                              ---------
     DILUTED EPS.......................  $3,388,701     6,082,498       $ .56    $3,523,418    6,711,132       $ .53
                                         ==========     =========       =====    ==========    =========       =====

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During fiscal year 2001 and 2000, certain shares subject to options were not included in certain computations of EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 28, 2001 excluded 757,657 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the quarter ended February 29, 2000 excluded 176,700 shares subject to options, with exercise prices ranging from $7.42 to $23.75. The computation for the six months ended February 28, 2001 excluded an average of 781,758 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the six months ended February 29, 2000 excluded an average of 474,805 shares subject to options, with exercise prices ranging from $6.91 to $23.75.

3.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at February 28, 2001 and August 31, 2000:

                                               FEBRUARY 28,   AUGUST 31,
                                                   2001          2000
                                               ------------   ----------
Computer Hardware                               $2,497,453    $2,216,818
Computer Software                                1,341,766     1,105,458
Furniture and Fixtures, and Office Equipment     3,383,610     2,941,203
Transportation (Vehicles)                           25,093        25,093
Leasehold Improvements                             548,681       454,380
                                                ----------    ----------
                                                 7,796,603     6,742,952

Less Accumulated Depreciation                    5,243,469     4,633,031
                                                ----------    ----------
                                                $2,553,134    $2,109,921
                                                ==========    ==========


       Depreciation expense for the three months ended February 2001 and 2000 totaled $339,617 and $410,717 and for the six months ended February 2001 and 2000, depreciation expense totaled $695,242 and $825,861, respectively.

4.     LONG-TERM DEBT

       At February 28, 2001 and August 31, 2000, the Company had the following long-term debt:

                             FEBRUARY 28,   AUGUST 31,
                                2001            2000
                             -----------    -----------
Term Loan Facility           $        --    $14,900,000
Revolving Credit Facility      9,000,000             --
                             -----------    -----------
                               9,000,000     14,900,000
Less current maturities               --      3,600,000
                             -----------    -----------
                             $ 9,000,000    $11,300,000
                             ===========    ===========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent, for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consisted of a $10.0 million revolving credit facility (terminated June 30, 2000) and an initial $40.0 million term loan facility which expired November 30, 1999.

       On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loan outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of February 28, 2001, the Company had borrowings of $9.0 million outstanding against the revolving credit facility.

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At February 28, 2001, the weighted average interest rate on outstanding indebtedness under the credit facility was 8.5%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

5.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Six months ending August 31, 2001                      $1,105,317
For the year ending August 31, 2002                     1,950,949
For the year ending August 31, 2003                     1,607,693
For the year ending August 31, 2004                     1,095,436
For the years ending August 31, 2005 and thereafter       949,752
                                                       ----------
                                                       $6,709,147
                                                       ==========

       Rent expense for the six months ended February 2001 and 2000 totaled $1,071,208 and $1,236,967 respectively.

       The Company leases a building it occupies as its executive offices and National Support Center in the Dallas suburb of Lewisville, Texas. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company also agreed to purchase the leased building for approximately $4.5 million at the end of the lease term, if it is not sold to a third party, or the Company does not extend its lease. The Company has extended the lease through November 2003.

       The Company is insured for professional and general liability on a claims-made policy, with additional tail coverage being obtained when necessary.

       On March 15, 2001, the U.S. Department of Justice declined to intervene in the civil qui tam lawsuit brought under the Federal False Claims Act naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as a defendant (described in Part I of the Company's Annual Report on Form 10-K for the year ended August 31,
       2000). Pursuant to an order entered in the suit, the relators have until March 30, 2001 to serve the complaint on Horizon. At this time, Horizon does not know whether it will be served in the suit. To date Horizon has not been a party to the lawsuit. The recently announced settlement between Columbia/HCA

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Healthcare Corporation and the U.S. Department of Justice, involving a number of qui tam lawsuits against Columbia/HCA, a co-defendant in the suit, did not resolve any of the claims in this litigation.

       During the quarter there were no significant developments in connection with the investigation initiated by the Northern California Office of the U.S. Department of Justice (described in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 2000). The Company has furnished documents in response to the government subpoena. The focus of the inquiry appears to the Company at this time to relate to the appropriateness of patient admissions as defined by Medicare regulations. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation.

       In March 2001, Horizon Behavioral Services, Inc., a subsidiary of Horizon, was served with a lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc. The lawsuit asserts similar, but separate claims against two unaffiliated co-defendants. The damages sought in the lawsuit are unspecified. Horizon's insurance carrier has provided the Company a preliminary indication that damages resulting from the lawsuit may not be covered by insurance. Horizon has not filed an answer in the proceedings. To date, Horizon does not have sufficient information to fully evaluate the claim or any particular future outcome of this lawsuit.

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

6.     STOCK REPURCHASES

       On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. On February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of February 28, 2001, the Company had repurchased an additional 1,039,864 shares of its common stock (2,229,164 total shares repurchased since September 1998). The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 302,021 and 245,145 shares have been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of February 28, 2001 and August 31, 2000, respectively. The shares were and will be repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the three months and six months ended February 28, 2001 and February 29, 2000 by operating subsidiary:

                                 (A)            (B)            (C)             (D)         (E)
                                              Horizon
                               Horizon         Mental       Specialty        Mental
                             Behavioral        Health         Rehab          Health                     Intercompany
                              Services       Management     Management      Outcomes       Other        Eliminations   Consolidated
                            ------------    ------------   ------------     --------    ----------      ------------   ------------
THREE MONTHS ENDED:
FEBRUARY 28, 2001
Revenues                    $  7,685,609    $ 20,171,621   $  3,351,541   $  612,802    $    49,863     $        --    $ 31,871,436
Inter Company Revenues            27,906              --             --        4,750             --         (32,656)             --

Earnings before interest,
taxes, depreciation and
amortization (EBITDA)           (330,879)      6,221,635        725,337      (53,289)    (2,514,781)             --       4,048,023

Total Assets                  41,194,234      80,005,036      7,412,456      222,672     25,992,950     (78,668,127)     76,159,221

FEBRUARY 29, 2000
Revenues                    $ 10,093,738    $ 20,395,368   $  2,779,686   $  232,883    $    63,218    $         --    $ 33,564,893
Inter Company Revenues            17,889              --             --      365,586             --        (383,475)             --

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)            955,657       5,502,413        287,443      (53,769)    (2,342,427)             --       4,349,317

Total Assets                  43,109,711      61,469,336      5,514,827      327,035     26,403,041     (53,899,403)     82,924,547


                                 (A)            (B)            (C)             (D)         (E)
                                              Horizon
                               Horizon         Mental       Specialty        Mental
                             Behavioral        Health         Rehab          Health                     Intercompany
                              Services       Management     Management      Outcomes       Other        Eliminations   Consolidated
                            ------------    ------------   ------------     --------    ----------      ------------   ------------
SIX MONTHS ENDED:
FEBRUARY 28, 2001
Revenues                    $ 15,533,085    $ 39,252,967   $  6,461,701   $1,351,689    $    92,952    $         --    $ 62,692,394
Inter Company Revenues            47,111              --             --       (7,537)            --         (39,574)             --


Earnings before interest,
taxes, depreciation and
amortization (EBITDA)             20,747      11,557,717      1,049,896       52,425     (4,600,158)             --       8,080,627

Total Assets                  41,194,234      80,005,036      7,412,456      222,672     25,992,950     (78,668,127)     76,159,221

FEBRUARY 29, 2000
Revenues                    $ 21,823,266    $ 40,731,018   $  5,657,167   $  528,330    $   111,090    $         --    $ 68,850,871
Inter Company Revenues            36,294              --             --      748,162             --        (784,456)             --

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)          2,487,261      10,596,201        607,610      (23,435)    (4,830,417)             --       8,837,220

Total Assets                  43,109,711      61,469,336      5,514,827      327,035     26,403,041     (53,899,403)     82,924,547


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

(E) "Other" represents the Company's corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. The Company had 139 management contract as of February 28, 2001 with contract locations in 36 states and the District of Columbia. Of it's management contracts, 114 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. Of the 125 outcome measurement contracts at February 28, 2001, services are currently provided at 105 locations, 14 have not commenced and the remaining 6 are database project contracts.

         Through its subsidiary Horizon Behavioral Services, Inc., at February 28, 2001, the Company had 271 contracts to provide EAP and managed behavioral health services covering over 1.7 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services.

         In accordance with the Knox-Keene Health Care Service Plan Act of 1975 to operate prepaid health service plans in the state of California, Horizon Behavioral Services, Inc. is pursuing a Knox-Keene license from the state. During the three months ended February 28, 2001, Horizon Behavioral Services, Inc. incurred $244,000 in expenses associated with the preparation of the Knox-Keene application and developing a provider network in the state of California. In January 2001, Horizon Behavioral Services, Inc. redirected the development of an integrated EAP and managed care software system in favor of individual EAP and managed care solutions. Accordingly, separate initiatives for EAP and managed care have been undertaken which involve enhancements to current software applications and/or purchasing commercially available software. During the three months ended February 28, 2001, $410,000 of work in process and related costs associated with the project were expensed. Additionally, in January 2001, Horizon Behavioral Services, Inc. relocated its managed care operations to a single location in Lake Mary, Florida from three separate locations in metropolitan Orlando, Florida. Directly identifiable expenses related to this relocation were approximately $35,000.

         In October 2000, Horizon Behavioral Services, Inc. was awarded a three year, Full Accreditation from the National Committee for Quality Assurance
(NCQA) under its 2000 standards for managed behavioral health care organizations (MBHOs). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care organizations, physician organizations, managed care organizations and credentials verification organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members. The NCQA standards for the accreditation of MBHOs are intended to help organizations achieve the highest level of performance possible, reduce patient risk for untoward outcomes, and create an environment of continuous improvement. Accreditation decisions include Full Accreditation (the highest level), One-year Accreditation, Provisional Accreditation and Denial.

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

         Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. In some cases, the reimbursement limitations have resulted in decreased amounts reimbursed to the Company's client hospitals and led to the renegotiation of a lower contract management fee structure or termination or non-renewal of the management contract.

         Amendments to the Medicare statues provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. The general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract. For the quarter ended February 28, 2001, the number of partial programs in operation decreased by 5 from 50 to 45.
Over the last twelve months the number decreased form 81 to 45.

         Revenues from partial hospitalization services were $1.7 million, or 7.1% of total contract management revenues for the quarter ended February 28, 2001, down approximately $2.3 million from the same period of the prior year. Of the 139 management contracts at February 28, 2001, 62 contracts or 45% of the contracts include partial hospitalization services. Of the 62 partial contracts, 45 program locations were in operation and had a partial hospitalization program in operation, 14 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 3 program locations were not yet in operation for any of the programs. The termination of all remaining partial hospitalization contracts, while unlikely and not expected, would reduce operating income by $2.7 million or more annually.

         In April 2000, HCFA adopted new rules requiring a HCFA determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by HCFA to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, which must be satisfied in order to receive a HCFA determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. HCFA has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in modifications to the contracts in order to comply which may be unfavorable to the Company or cause termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

         Recent amendments to the Medicare statutes provide for a linear phase-out of cost-based reimbursement of physical rehabilitation beginning on October 1, 2001. Reimbursement for physical rehabilitation services on a prospective payment system basis will be phased-in over the next two years. Under the prospective payment rates recently announced, it appears that the majority of the Company's clients will experience increased reimbursement, although several clients expect reduced reimbursement including one that could suffer losses on the services being provided without additional volume.

                            SUMMARY STATISTICAL DATA

                                                  FEBRUARY 28,  NOVEMBER 30,    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                     2001           2000           2000           1999           1998
                                                 ------------   ------------    ----------     ----------     ----------
EAP AND MANAGED CARE BEHAVIORAL
       HEALTH SERVICES
Covered Lives (000'S)                                1,742          1,751          1,753          2,416          1,874

CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                        129            122            128            147            161
Contract locations signed and unopened                  10             14             10              6             11
                                                     -----          -----          -----          -----          -----
Total contract locations                               139            136            138            153            172
                                                     =====          =====          =====          =====          =====

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                              128            121            123            133            149
Partial Hospitalization                                 45             50             65             86            102
Outpatient                                              19             19             20             27             32
Home health                                              3              4              5              7             10
CQI + Psychscope (under contract)                      125            114            115            106             82

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                        116            121            137            165            189
Adult psychiatric                                       48             46             47             54             67
Substance abuse                                          2              2              3              4              8
Physical Rehabilitation                                 27             23             24             25             20
Other                                                    2              2              3              5              9

                              RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 2001 and 2000, the percentage relationship to total revenues of certain costs, expenses and income.

                                                   THREE MONTHS          SIX MONTHS
                                                   ENDED FEBRUARY      ENDED FEBRUARY
                                                   ---------------     ---------------
                                                    2001      2000      2001      2000
                                                   -----     -----     -----     -----
Revenues:
Contract management revenues                        74.6%     69.2%     73.7%     67.6%
Premiums and fees                                   24.0      30.0      24.7      31.6
Other                                                1.4        .8       1.6        .8
                                                   -----     -----     -----     -----

Total revenues                                     100.0     100.0     100.0     100.0

Operating revenues
   Salaries and benefits                            56.0      55.0      54.9      52.8
   Medical claims                                    8.4      11.2       9.0      11.8
   Purchased services                                9.5       9.5       9.5       9.3
   Provision for (recovery of) doubtful accounts      .6        .3        .9       1.3
   Other                                            12.8      11.1      12.8      11.9
   Depreciation and amortization                     3.5       3.5       3.6       3.5
                                                   -----     -----     -----     -----

Operating expenses                                  90.8      90.6      90.7      90.6
                                                   -----     -----     -----     -----

Operating income                                     9.2       9.4       9.3       9.4
                                                   -----     -----     -----     -----

Interest and other income (expenses), net            (.3)      (.7)      (.4)      (.8)
                                                   -----     -----     -----     -----

Income before income taxes                           8.9       8.7       8.9       8.6

Income tax provision                                 3.5       3.5       3.5       3.5
                                                   -----     -----     -----     -----

Net income                                           5.4%      5.2%      5.4%      5.1%
                                                   =====     =====     =====     =====

              THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE
                      THREE MONTHS ENDED FEBRUARY 29, 2000

         Revenue. Revenues for the three months ended February 28, 2001 were $31.9 million representing a decrease of $1.7 million, or 5.1%, as compared to revenues of $33.6 million for the corresponding period in the prior fiscal year. Contract Management revenue increased $530,000. The $530,000 is comprised of a $3.1 million increase resulting from a 4.6% increase in revenue per average psychiatric location, a 29.1% increase in revenue per average rehab location and the recognition of contract termination fees of approximately $1.0 million. The $3.1 million increase was offset by a $2.6 million decrease in partial hospitalization and home health revenues resulting from the decline in the number of partial hospitalization programs in operation from 81, as of February 29, 2000, to 45, as of February 28, 2001, due to the change in Medicare reimbursement to the prospective payment system, and a decrease in home health care contracts from 8, as of February 29, 2000, to 3, as of February 28, 2001. Premiums and Fees decreased $2.4 million, or 24.0%, due to the continued effect of the termination of managed care contracts during the prior fiscal year. Other Revenues increased $193,000 primarily from increases in consulting and database services revenue.

         Salaries and Benefits. Salaries and benefits for the three months ended February 28, 2001 were $17.8 million representing a decrease of $700,000, or 3.7%, as compared to salaries and benefits of $18.5 million for the corresponding period in the prior fiscal year. Average full time equivalents for the three months ended February 28, 2001 were 1,092 representing a decrease of 130 or 10.6% as compared to average full time equivalents of 1,222 for the three months ended February 29, 2000. A decrease of 47 full time equivalents, 3.8%, is attributable to the termination of managed care contracts and the associated closure of five clinic locations during the third quarter of fiscal year 2000. Also contributing to the decrease is the decline in the average number of contract locations from 140.5 for the three months ended February 29, 2000, to
126.7 for the three months ended February 28, 2001, as well as cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefit costs per full time equivalent for the three months ended February 28, 2001, were $16,300 representing an increase of $998 per full time equivalent, or 6.5% as compared to salary and benefits cost of $15,302 per full time equivalent for the three months ended February 29, 2000. Circumstances contributing to nationwide increases in employee compensation costs were competitive market conditions, rising healthcare costs and, specifically for the Company, the shift in the mix of its employee base.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 28, 2001 were $1.1 million representing a decrease of $100,000, or 8.3%, as compared to depreciation and amortization expenses of $1.2 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Doubtful Accounts). Other operating expenses for the three months ended February 28, 2001 were $10.0 million representing a decrease of $800,000 or 7.4 %, as compared to other operating expenses of $10.8 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended February 28, 2001 was $2.7 million representing a decrease of $1.0 million or 27.0%, as compared to medical claims expense of $3.7 million for the corresponding period in the prior fiscal year. This is primarily the result of the continued effect of the termination of managed care contracts. Inpatient days per year per one thousand members decreased from an average of 17.2 for the three months ended February 29, 2000 to 14.6 for the three months ended February 28, 2001.

         Purchased services for the three months ended February 28, 2001 were $3.0 million representing a decrease of $200,000 or 6.3%, as compared to purchased services of $3.2 million for the corresponding period in the prior fiscal year. Medical Specialist Fees decreased $230,000 for the three months ended February 28, 2001 as compared to the corresponding period in the prior fiscal year. This decrease is primarily a result of the decrease in the average number of contract locations in operation, from 140.5 for the three months ended February 29, 2000 to 126.7 for the three months ended February 28, 2001. In addition, consulting fees decreased $197,000 for the three months ended February 28, 2001 as compared to the three months ended February 29, 2000 primarily due a payment of $140,000 in the previous period related to implementation of the Company's HorizOnline product. These decreases were partially offset by an increase in physician reference services of $203,000, resulting from expenses related to the development of the Company's provider network in California in conjunction with obtaining a Knox-Keene license.

         Bad debt expense was $200,000 for the three months ended February 28, 2001, representing a $100,000 increase as compared to $100,000 net expense for the corresponding period in the prior fiscal year. This increase is the result of recoveries reported by the Physician Practice, EAP, and Managed Care divisions during the three-month period ended February 29, 2000. Excluding these recoveries, bad debt expense actually decreased $104,000 for the three months ended February 28, 2001 compared to the three months ended February 29, 2000, largely as the result of increased collections on hospital note receivables.

         Other operating expenses were $4.1 million for the three months ended February 28, 2001, an increase of $400,000, or 10.8%, as compared to $3.7 million for the corresponding period in the prior fiscal year. This increase was due to redirection of the HBS software development project and recognition of $410,000 in related expenses during the current quarter.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended February 28, 2001 was a net expense of $83,000, as compared to $238,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $157,000 related to a reduction in the outstanding credit facility balances between the periods. The weighted average outstanding balance for the three months ended February 28, 2001 was $7.4 million with an ending balance of $9.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $17.6 million with an ending balance of $16.7 million.

         Income Tax Expense. For the three-month period ended February 28, 2001, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.5%. For the three months ended February 29, 2000, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.5%.

               SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE
                       SIX MONTHS ENDED FEBRUARY 29, 2000

         Revenue. Revenues for the six months ended February 28, 2001 were $62.7 million representing a decrease of $6.2 million, or 8.9%, as compared to revenues of $68.9 million for the corresponding period in the prior fiscal year. Contract Management revenue decreased $297,000. The $297,000 decrease is comprised of a $4.0 million decrease in partial hospitalization and home health revenue resulting from the loss of 36 Partial Hospitalization Programs and 5 Home Health Care contracts from February 29, 2000 to February 28, 2001. The $4.0 million decrease was offset by a $3.7 million increase resulting from a 5.4% increase in revenue per average psychiatric location, a 25.9% increase in revenue per average rehab location and the recognition of contract termination fees in the amount of $1.0 million. Premiums and Fees decreased $6.3 million, or 29.0%, due to the continued effect of the termination of managed care contracts during the prior fiscal year. Other Revenues increased $455,000 as a result of increased revenues in database services and consulting.

         Salaries and Benefits. Salaries and benefits for the six months ended February 28, 2001 were $34.4 million representing a decrease of $2.0 million, or 5.5%, as compared to salaries and benefits of $36.4 million for the six months ended February 29, 2000. Average full time equivalents for the six months ended February 28, 2001 were 1,095 representing a decrease of 129 or 10.5%, as compared to average full time equivalents of 1,224 for the six months ended February 29, 2000. A decrease of 51 full time equivalents 4.2% is attributable to the termination of managed care contracts and the associated closure of five clinic locations during the third quarter of fiscal year 2000. Also contributing to the decrease is the decline in the average number of contract locations from
141.7 for the six months ended February 29, 2000, to 126.3 for the six months ended February 28, 2001, as well as cost control initiatives taken by the company in response to the reduction in revenues. Salary and benefit costs per full time equivalent for the six months ended February 28, 2001, were $31,416 representing an increase of $1,506 per full time equivalent, or 5.0% as compared to salary and benefits cost of $29,910 per full time equivalent for the six months ended February 29, 2000. Circumstances contributing to nationwide increases in employee compensation costs were competitive market conditions, rising healthcare costs and, specifically for the Company, the shift in the mix of its employee base.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 28, 2001 were $2.3 million representing a decrease of $100,000, or 4.2%, as compared to depreciation and amortization expenses of $2.4 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Doubtful Accounts). Other operating expenses for the six months ended February 28, 2001 were $20.2 million representing a decrease of $3.4 million or 14.4%, as compared to other operating expenses of $23.6 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the six months ended February 28, 2001 was $5.6 million representing a decrease of $2.6 million or 31.7%, as compared to medical claims expense of $8.2 million for the corresponding period in the prior fiscal year. This is primarily the result of the continued effect of the termination of managed care contracts. Inpatient days per year per one thousand members decreased from an average of 16.8 for the six months ended February 29, 2000 to 14.8 for the six months ended February 28, 2001.

         Purchased services for the six months ended February 28, 2001 were $5.9 million representing a decrease of $500,000 or 7.8%, as compared to purchased services of $6.4 million for the corresponding period in the prior fiscal year. Medical Specialist Fees decreased $374,000 for the six months ended February 28, 2001 as compared to the corresponding period in the prior fiscal year. This decrease is primarily a result of the decrease in the average number of contract locations in operation, from 141.7 for the six months ended February 29, 2000 to
126.3 for the six months ended February 28, 2001. In addition, consulting fees decreased $306,000 for the six months ended February 28, 2001 as compared to the six months ended February 29, 2000 primarily due to a payment of $140,000 in the previous period related to implementation of the Company's HorizOnline product, and due to the reclassification of development expenses for the HBS III software development project to Work-In-Process during the first quarter of fiscal 2001. These decreases were partially offset by an increase in physician reference services of $220,000, resulting primarily from expenses related to the development of the Company's provider network in California.

         Bad debt expense was $560,000 for the six months ended February 28, 2001 as compared to $870,000 for the corresponding period in the prior fiscal year, a decrease of $310,000. This decrease is primarily due to the reserve of outstanding balances related to one managed care contract with an HMO that was placed into receivership during the six months ended February 29, 2000. Additionally, the decrease is also attributable to increased collections on hospital note receivables during the six months ended February 28, 2001.

         Other operating expense was $8.1 million for the six months ended February 28, 2001, a decrease of $100,000, or 1.2%, as compared to $8.2 million for the corresponding period in the prior fiscal year. Other operating expense increased $410,000 due to the termination of the HBS III software development project and recognition of related expenses during the current period. This increase was offset by decreases in various expenses, such as travel, meals & entertainment, due to company initiated cost cutting measures.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the six months ended February 28, 2001 was a net expense of $214,000, as compared to $557,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $200,000 related to a reduction in the outstanding credit facility balances between periods. The weighted average outstanding balance for the six months ended February 28, 2001 was $10.7 million with an ending balance of $9.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $18.7 million with an ending balance of $16.7 million. Other expense decreased $99,000 due to a loss on disposal of assets related to the write-off of obsolete computer equipment and software during the six months ended February 29, 2000.

         Income Tax Expense. For the six-month period ended February 28, 2001, the Company recorded federal and state income taxes of $2.2 million resulting in a combined tax rate of 39.6%. For the six months ended February 29, 2000, the Company recorded federal and state income taxes of $2.4 million resulting in a combined tax rate of 40.3%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company believes that its future cash flow from operations (which were $5.5 million for the six months ended February 28, 2001), along with cash of $1.5 million at February 28, 2001, and the $15.0 million revolving credit facility (of which $6.0 million was available at February 28, 2001), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $1.0 million. The Company may require additional capital to fund further share repurchases or acquisitions.

       Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with the Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loans outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of February 28, 2001, the Company had borrowings of $9.0 million outstanding against the revolving credit facility.

       The following summary of certain material provisions of the Amended Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 to this report.

         The Company is the borrower under the Amended Credit Agreement, which is unconditionally guaranteed by all material subsidiaries of the Company. Principal outstanding under the Amended Credit Agreement bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus .5% or the "Eurodollar Rate" plus 1.75% to 2.25% (depending on the Company's Indebtedness to EBITDA Ratio), as selected by the Company. The Company pays interest quarterly and incurs quarterly commitment fees ranging from .375% to .5% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the revolving credit facility.

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $5.6 million was purchased as of February 28, 2001. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

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

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three and six months ended February 2001 and 2000, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax.

                                                                    Three Months ended February     Six Months Ended February
                                                                    ---------------------------     -------------------------
                                                                     2001                2000         2001             2000
                                                                     ----                ----         ----             ----
Adjusted earnings per share
(Net income plus amortization related to goodwill, net of tax)       $.34                $.30         $.64             $.60

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation services; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward looking statements as a prediction of actual results.

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

         At February 28, 2001, the Company had approximately $9.0 million of debt obligations outstanding with a weighted average interest rate of 8.5%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2001, would change interest expense by approximately $76,500 annually. This would be funded out of cash flows from operations, which were $5.5 million for the six months ended February 28, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 15, 2001, the U.S. Department of Justice declined to intervene in the civil qui tam lawsuit brought under the Federal False Claims Act naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as a defendant (described in Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2000). Pursuant to an order entered in the suit, the relators have until March 30, 2001 to serve the complaint on Horizon. At this time, Horizon does not know whether it will be served in the suit. To date Horizon has not been a party to the lawsuit. The recently announced settlement between Columbia/HCA Healthcare Corporation and the U.S. Department of Justice, involving a number of qui tam lawsuits against Columbia/HCA, a co-defendant in the suit, did not resolve any of the claims in this litigation.

         During the quarter there were no significant developments in connection with the investigation initiated by the Northern California Office of the U.S. Department of Justice (described in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 2000). The Company has furnished documents in response to the government subpoena. The focus of the inquiry appears to the Company at this time to relate to the appropriateness of patient admissions as defined by Medicare regulations. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation.

         In March 2001, Horizon Behavioral Services, Inc., a subsidiary of Horizon, was served with a lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc. The lawsuit asserts similar but separate claims against two unaffiliated co-defendants. The damages sought in the lawsuit are unspecified. Horizon's insurance carrier has provided the Company a preliminary indication that damages resulting from the lawsuit may not be covered by insurance. Horizon has not filed an answer in the proceedings. To date, Horizon does not have sufficient information to fully evaluate the claim or any particular future outcome of this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 24, 2001. At the meeting, James Ken Newman, James W. McAtee, Jack R. Anderson, George E. Bello, William H. Longfield, Donald E. Steen and James E. Buncher were re-elected to the Board of Directors. A total of 5,303,712 votes were cast for each nominee and a total of 102,115 votes were withheld.

         At the annual meeting of stockholders, the stockholders also ratified the appointment of PricewaterhouseCoopers, LLP as the independent accountants for the Company for the fiscal year ending August 31, 2001. At the meeting, a total of 5,403,107 votes were cast for this proposal, a total of 2,120 votes were cast against this proposal, and a total of 600 shares abstained.

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

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).


   (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

         Current report on Form 8-K filed with the Commission on March 12, 2001. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the second quarter financial results on March 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  MARCH 27, 2001

                                          HORIZON HEALTH CORPORATION


                              BY:            /s/ RONALD C. DRABIK
                                  ---------------------------------------------
                                                 RONALD C. DRABIK
                                            SENIOR VICE PRESIDENT-FINANCE
                                          AND ADMINISTRATION AND TREASURER
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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