Form 10-Q
period 2001-05-31
HORIZON HEALTH CORP /DE/
filed 2001-06-28
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2001

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

                             Yes [x]          No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of June 25, 2001, was 5,293,338.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS..............................................   3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of May 31, 2001 (unaudited)
                  and August 31, 2000...................................................   3

                  Consolidated Statements of Operations for the three months ended
                  May 31, 2001 and May 31, 2000 (each unaudited)........................   5

                  Consolidated Statements of Operations for the nine months ended
                  May 31, 2001 and May 31, 2000 (each unaudited)........................   6

                  Consolidated Statements of Cash Flows for the nine months ended
                  May 31, 2001 and May 31, 2000 (each unaudited)........................   7

                  Notes to Consolidated Financial Statements (unaudited)................   8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................................  13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................  20

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................  21

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                               MAY 31, 2001  AUGUST 31, 2000
                                                               ------------  ---------------
                                                               (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                      $  1,671,617    $  8,516,869
Accounts receivable less allowance for doubtful
   accounts of  $3,606,109 at May 31, 2001 and
   $2,547,774 at August 31, 2000                                 12,545,685      11,513,860
Prepaid expenses and supplies                                       500,755       1,240,359
Income taxes receivable                                             221,526         613,678
Other receivables                                                    77,589         139,307
Other current assets                                                297,661         346,137
Current deferred taxes                                            2,168,601       1,835,721
                                                               ------------    ------------

       TOTAL CURRENT ASSETS                                      17,483,434      24,205,931
                                                               ------------    ------------

Property and Equipment, net (Note 3)                              2,401,120       2,109,921

Goodwill, net of accumulated amortization of $6,903,776
   at May 31, 2001, and $5,826,098 at August 31, 2000            50,494,830      51,572,505
Contracts, net of accumulated amortization of $8,683,090
   at May 31, 2001, and $7,426,048 at August 31, 2000             4,094,677       5,351,718
Other assets                                                        327,059         390,969
                                                               ------------    ------------
       TOTAL ASSETS                                            $ 74,801,120    $ 83,631,044
                                                               ============    ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  MAY 31, 2001   AUGUST 31, 2000
                                                                  ------------   ---------------
                                                                  (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                              $  1,631,808    $    682,088
    Employee compensation and benefits                               5,902,429       6,439,857
    Medical claims payable                                           3,275,097       3,724,854
    Accrued expenses                                                 5,425,875       6,071,673
    Current portion of long term debt                                       --       3,600,000
                                                                  ------------    ------------

         TOTAL CURRENT LIABILITIES                                  16,235,209      20,518,472

    Other noncurrent liabilities                                     1,512,800         966,818
    Long-term debt, net of current portion (Note 4)                  7,000,000      11,300,000
    Deferred income taxes                                              970,077       1,154,111
                                                                  ------------    ------------

         TOTAL LIABILITIES                                          25,718,086      33,939,401
                                                                  ------------    ------------

Commitments and contingencies (Note 5)                                      --              --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                               --              --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,291,681 shares
      outstanding at May 31, 2001 and 7,267,750 shares
      issued and 6,323,595 shares outstanding at August 31,2000         72,678          72,678
    Additional paid-in capital                                      17,964,165      18,136,353
    Retained earnings                                               43,632,963      38,573,364
    Treasury stock, at cost (1,976,069 shares at May 31,
      2001 and 944,155 shares at August 31, 2000)  (Note 6)        (12,586,772)     (7,090,752)
                                                                  ------------    ------------
                                                                    49,083,034      49,691,643
                                                                  ------------    ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $ 74,801,120    $ 83,631,044
                                                                  ============    ============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      THREE MONTHS ENDED MAY 31,
                                                     ----------------------------
                                                         2001            2000
                                                     ------------    ------------
Revenues:
   Contract management revenues                      $ 23,830,322    $ 23,436,595
   Premiums and fees                                    8,030,024       8,375,966
   Other                                                  498,906         578,429
                                                     ------------    ------------
Total revenues                                         32,359,252      32,390,990

Expenses:
   Salaries and benefits                               17,646,143      17,852,047
   Medical claims                                       2,752,838       3,143,301
   Purchased services                                   3,079,855       2,966,560
   Provision for (recovery of) doubtful accounts          803,514         (75,578)
   Other                                                4,098,888       4,037,326
   Depreciation and amortization                        1,123,840       1,207,320
                                                     ------------    ------------
Operating expenses                                     29,505,078      29,130,976

                                                     ------------    ------------
 Operating income                                       2,854,174       3,260,014

Other income (expense):
   Interest expense                                      (112,191)       (302,336)
   Interest and other income                               19,647          93,471
   Gain on disposal of fixed assets                           180              --
                                                     ------------    ------------


Income before income taxes                              2,761,810       3,051,149
Income tax provision                                    1,090,912       1,226,638
                                                     ------------    ------------


Net income                                           $  1,670,898    $  1,824,511
                                                     ============    ============

Earnings per common share:
   Basic                                             $        .31    $        .29
                                                     ============    ============
   Diluted                                           $        .30    $        .28
                                                     ============    ============

Weighted average shares outstanding:
   Basic                                                5,312,693       6,295,120
                                                     ============    ============
   Diluted                                              5,582,307       6,501,666
                                                     ============    ============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    NINE MONTHS ENDED MAY 31,
                                                --------------------------------
                                                     2001              2000
                                                --------------    --------------
Revenues:
   Contract management revenue                  $   70,033,151    $   69,936,193
   Premiums and fees                                23,492,898        30,155,866
   Other                                             1,525,597         1,149,802
                                                --------------    --------------
Total revenues                                      95,051,646       101,241,861

Expenses:
   Salaries and benefits                            52,052,459        54,229,232
   Medical claims                                    8,401,641        11,295,061
   Purchased services                                9,015,566         9,387,285
   Provision for doubtful accounts                   1,362,190           799,220
   Other                                            12,161,149        12,226,509
   Depreciation and amortization                     3,375,562         3,589,742
                                                --------------    --------------
Operating expenses                                  86,368,567        91,527,049

                                                --------------    --------------
 Operating income                                    8,683,079         9,714,812

Other income (expense):
   Interest expense                                   (556,269)         (946,421)
   Interest and other income                           231,715           280,319
   Gain (loss) on disposal of fixed assets              18,180          (100,201)
                                                --------------    --------------


Income before income taxes                           8,376,705         8,948,509
Income tax provision                                 3,317,106         3,600,580
                                                --------------    --------------


Net income                                      $    5,059,599    $    5,347,929
                                                ==============    ==============

Earnings per common share:
   Basic                                        $          .89    $          .84
                                                ==============    ==============
   Diluted                                      $          .86               .81
                                                ==============    ==============

Weighted average shares outstanding:
   Basic                                             5,715,689         6,386,801
                                                ==============    ==============
   Diluted                                           5,915,764         6,641,149
                                                ==============    ==============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   NINE MONTHS ENDED MAY 31,
                                                                                 ----------------------------
                                                                                     2001            2000
                                                                                 ------------    ------------
Operating Activities:
   Net income                                                                    $  5,059,599    $  5,347,929
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                              3,375,562       3,589,742
         Deferred income taxes                                                       (184,034)       (220,399)
         (Gain) loss  on disposal of fixed assets                                     (18,180)        100,201
   Changes in assets and liabilities:
      (Increase) decrease  in accounts receivable                                  (1,031,825)          1,052
      Decrease in income taxes receivables                                            392,152         229,237
      Decrease in other receivables                                                    61,718          80,674
      Decrease in prepaid expenses and supplies                                       739,603         310,467
      (Increase) decrease in other assets                                            (220,496)        237,093
      (Decrease) in accounts payable, employee compensation and benefits,
         medical claims payable, and accrued expenses                                (607,859)     (1,204,183)
      Increase in other non-current liabilities                                       545,982         211,259
                                                                                 ------------    ------------

   Net cash provided by operating activities                                        8,112,222       8,683,072
                                                                                 ------------    ------------

Investing activities:
   Purchase of property and fixed assets                                           (1,344,464)       (787,919)
   Proceeds from sale of fixed assets                                                  30,601             650
                                                                                 ------------    ------------

        Net cash used in investing activities                                      (1,313,863)       (787,269)
                                                                                 ------------    ------------

Financing Activities:
   Payments on long term debt                                                     (34,900,000)     (4,232,893)
   Proceeds from long term borrowings                                              27,000,000              --
   Tax benefit associated with stock options exercised                                335,410         186,835
   Purchase of treasury stock                                                      (6,010,229)     (3,363,138)
   Surrenders of stock to the treasury, net of issuances                              (68,792)       (358,097)
                                                                                 ------------    ------------

   Net cash used in financing activities                                          (13,643,611)     (7,767,293)
                                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents                               (6,845,252)        128,510

Cash and cash equivalents at beginning period                                       8,516,869       5,438,510
                                                                                 ------------    ------------
Cash and cash equivalents at end of period                                       $  1,671,617    $  5,567,020
                                                                                 ============    ============

Supplemental disclosure of cash flow information Cash paid during the period for:
      Interest                                                                   $    516,881    $    965,544
                                                                                 ============    ============
      Income taxes                                                               $  3,209,507    $  3,368,933
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

         BASIS OF PRESENTATION:

         The accompanying consolidated balance sheet at May 31, 2001, the consolidated statements of operations for the three and nine months ended May 31, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended May 31, 2001 and 2000 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2000. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 2001, and the results of operations for the three and nine months ended May 31, 2001 and 2000.

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

         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                           2001                                       2000
                                         ------------------------------------------   ------------------------------------------
                                          Net Income       Shares       Per Share      Net Income       Shares       Per Share
                                           Numerator     Denominator      Amount        Numerator     Denominator      Amount
                                         ------------   ------------   ------------   ------------   ------------   ------------

FOR THE THREE MONTHS ENDED MAY 31,

     Basic EPS .......................   $  1,670,898      5,312,693   $        .31   $  1,824,511      6,295,120   $        .29
                                                                       ------------                                 ------------

     Effect of Dilutive Securities
       Options .......................                       269,614                                      206,546
                                                        ------------                                 ------------
     Diluted EPS .....................   $  1,670,898      5,582,307   $        .30   $  1,824,511      6,501,666   $        .28
                                         ============   ============   ============   ============   ============   ============

FOR THE NINE MONTHS ENDED MAY 31,

     Basic EPS .......................   $  5,059,599      5,715,689   $        .89   $  5,347,929      6,386,801   $        .84
                                                                       ------------                                 ------------

     Effect of Dilutive Securities
       Options .......................                       200,075                                      254,348
                                                        ------------                                 ------------
     Diluted EPS .....................   $  5,059,599      5,915,764   $        .86   $  5,347,929      6,641,149   $        .81
                                         ============   ============   ============   ============   ============   ============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         During fiscal year 2001 and 2000, certain shares subject to options to acquire common stock were not included in certain computations of EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended May 31, 2001 excluded 87,250 shares subject to options, with exercise prices ranging from $8.92 to $23.75. The computation for the quarter ended May 31, 2000 excluded 775,337 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the nine months ended May 31, 2001 excluded an average of 550,433 shares subject to options, with exercise prices ranging from $5.50 to $23.75. The computation for the nine months ended May 31, 2000 excluded an average of 574,982 shares subject to options, with exercise prices ranging from $6.91 to $23.75.

3.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at May 31, 2001 and August 31, 2000:

                                                         MAY 31,        AUGUST 31,
                                                          2001             2000
                                                     --------------   --------------
Computer Hardware                                    $    2,549,040   $    2,216,818
Computer Software                                         1,415,121        1,105,458
Furniture and Fixtures, and Office Equipment              3,359,592        2,941,203
Transportation (Vehicles)                                    65,540           25,093
Leasehold Improvements                                      558,559          454,380
                                                     --------------   --------------
                                                          7,947,852        6,742,952

Less Accumulated Depreciation
                                                          5,546,732        4,633,031
                                                     --------------   --------------
                                                     $    2,401,120   $    2,109,921
                                                     ==============   ==============

         Depreciation expense for the three months ended May 31, 2001 and 2000 totaled $345,600 and $429,082, respectively, and for the nine months ended May 2001 and 2000, depreciation expense totaled $1,040,844 and $1,254,943, respectively.

4.       LONG-TERM DEBT

         At May 31, 2001 and August 31, 2000, the Company had the following long-term debt:

                                          MAY 31,        AUGUST 31,
                                           2001             2000
                                      --------------   --------------
Term Loan Facility                    $           --   $   14,900,000
Revolving Credit Facility                  7,000,000               --
                                      --------------   --------------
                                           7,000,000       14,900,000
Less current maturities                           --        3,600,000
                                      --------------   --------------
                                      $    7,000,000   $   11,300,000
                                      ==============   ==============

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

         On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loan outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of May 31, 2001, the Company had borrowings of $7.0 million outstanding against the revolving credit facility.

         The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At May 31, 2001, the weighted average interest rate on outstanding indebtedness under the credit facility was 6.75%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

5.       COMMITMENTS AND CONTINGENCIES

         The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Three months ending August 31, 2001                            $      552,832
For the year ending August 31, 2002                                 2,013,928
For the year ending August 31, 2003                                 1,656,566
For the year ending August 31, 2004                                 1,172,495
For the years ending August 31, 2005 and thereafter                 1,090,510
                                                               --------------
                                                               $    6,486,331
                                                               ==============

         Rent expense for the nine months ended May 31, 2001 and 2000 totaled $1,671,770 and $1,989,403 respectively.

         The Company leases a building it occupies as its executive offices and National Support Center in the Dallas suburb of Lewisville, Texas. The Company has extended the lease through November 2003. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company has also agreed to purchase the building for approximately $4.5 million at the end of the extended lease term, if it is not sold to a third party, or the Company does not further extend its lease.

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

         During the quarter there were no significant developments in connection with the lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc., a subsidiary of the Company (described in the Company's quarterly report on Form 10-Q for the quarter ended February 28, 2001).

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

6.       STOCK REPURCHASES

         On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. On February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of May 31, 2001, the Company had repurchased an additional 1,088,790 shares of its common stock (2,278,090 total shares repurchased since September 1998). The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 302,021 and 245,145 shares have been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of May 31, 2001 and August 31, 2000, respectively. The shares were and will be repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       SEGMENT INFORMATION

         The following schedule represents revenues and operating results for the three months and nine months ended May 31, 2001 and May 31, 2000 by operating subsidiary:

                                 (A)            (B)           (C)             (D)           (E)
                                              Horizon
                               Horizon         Mental       Specialty        Mental
                              Behavioral       Health         Rehab          Health                    Intercompany
                               Services      Management     Management      Outcomes        Other      Eliminations    Consolidated
                             ------------   ------------   ------------   ------------   ------------  ------------    ------------

THREE MONTHS ENDED:
MAY 31, 2001
Revenues                     $  8,066,344   $ 20,207,931   $  3,443,993   $    582,241   $     58,743   $         --   $ 32,359,252
Inter Company Revenues             22,346             --             --          3,167             --        (25,513)            --

Earnings before interest,
taxes, depreciation and
amortization (EBITDA)           1,052,462      6,148,876        625,196       (123,546)    (3,724,974)            --      3,978,014

Total Assets                   40,176,095     79,117,148      7,969,667        210,333     26,092,349    (78,764,472)    74,801,120

MAY 31, 2000
Revenues                     $  8,632,914   $ 20,429,171   $  2,943,084   $    319,994   $     65,827   $         --   $ 32,390,990
Inter Company Revenue              18,583             --             --        351,494             --       (370,077)            --

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)             552,095      5,061,490        438,156         28,729     (1,613,136)            --      4,467,334

Total Assets                   42,077,357     63,324,410      5,862,995        340,388     26,490,193    (55,192,285)    82,903,058


                                 (A)            (B)           (C)             (D)           (E)
                                              Horizon
                               Horizon         Mental       Specialty        Mental
                              Behavioral       Health         Rehab          Health                    Intercompany
                               Services      Management     Management      Outcomes        Other      Eliminations    Consolidated
                             ------------   ------------   ------------   ------------   ------------  ------------    ------------

NINE MONTHS ENDED:
MAY 31, 2001
Revenues                     $ 23,599,429   $ 59,460,897   $  9,905,692   $  1,933,931   $    151,697   $         --   $ 95,051,646
Inter Company Revenues             69,457             --             --         (4,371)            --        (65,086)            --

Earnings before interest,
taxes, depreciation and
amortization (EBITDA)           1,336,719     17,706,591      1,675,090        (71,121)    (8,588,638)            --     12,058,641

Total Assets                   40,176,095     79,117,148      7,969,667        210,333     26,092,349    (78,764,472)    74,801,120

MAY 31, 2000
Revenues                     $ 30,456,181   $ 61,160,187   $  8,600,252   $    848,325   $    176,916   $         --   $101,241,861

Inter Company Revenue              54,877             --             --      1,099,656             --     (1,154,533)            --

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)           3,039,356     15,540,616      1,162,843          5,295     (6,443,556)            --     13,304,554

Total Assets                   42,077,357     63,324,410      5,862,995        340,388     26,490,193    (55,192,285)    82,903,058


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. The Company had 137 management contract as of May 31, 2001 with contract locations in 36 states and the District of Columbia. Of it's management contracts, 112 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. Of the 128 outcome measurement contracts at May 31, 2001, services are currently provided at 112 locations, 10 have not commenced and the remaining 6 are database project contracts.

         Through its subsidiary Horizon Behavioral Services, Inc., at May 31, 2001, the Company had 281 contracts to provide EAP and managed behavioral health services covering nearly 1.8 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services.

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

         Corporate development initiatives undertaken by the Company to expand its behavioral service businesses include the pursuit of a license to conduct "at-risk" business in the state of California. In accordance with the Knox-Keene Health Care Service Plan Act of 1975 to operate prepaid health service plans in the state of California, the Company is pursuing a Knox-Keene license from the state. During the three months ended May 31, 2001, the Company incurred an additional $286,000 in expenses associated with the preparation of the Knox-Keene application and developing a provider network in the state of California, for a fiscal year 2001 total of $550,000. In January 2001, the Company redirected the development of a corporate integrated EAP and managed care software system in favor of locally developed, subsidiary level, individual EAP and managed care solutions. Accordingly, separate initiatives for EAP and managed care have been undertaken by the EAP and managed care divisions of Horizon Behavioral Services, Inc., which involve enhancements to current software applications and/or purchasing commercially available software. In January 2001, $410,000 of work in process and related costs associated with the project were expensed. The expenses associated with these two initiatives are reflected in the "other" (i.e., corporate) category in the Company's segment information included elsewhere herein.

         The fees received by the Company for its services under management contracts are paid directly by its client hospitals. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

         Amendments to the Medicare statutes provided for the elimination of cost based reimbursement of partial hospitalization services and implementation of the outpatient prospective payment system (PPS) effective August 1, 2000. The reimbursement rate per patient day is a wage-adjusted rate from a base of $202.19 at August 1, 2000, which has lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. On January 1, 2001 the wage-adjusted rate was increased to $206.82. This rate will be updated annually in January. The general decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in the termination or non-renewal of the management contract. For the quarter ended May 31, 2001, the number of partial programs in operation decreased by 4 from 45 to 41. Over the last twelve months the number has decreased from 75 to 41.

         Revenues from partial hospitalization services were $1.7 million, or 7.1% of total contract management revenues for the quarter ended May 31, 2001, down approximately $2.2 million from the same period of the prior year. Of the 137 management contracts at May 31, 2001, 57 contracts or 41.6% of the contracts include partial hospitalization services. Of the 57 partial contracts, 41 program locations were in operation and had a partial hospitalization program in operation, 14 program locations were in operation, but the partial hospitalization programs were not yet in operation, and 2 program locations were not yet in operation for any of the programs. The termination of all remaining partial hospitalization contracts, while not expected, would reduce operating income by $2.2 million or more annually.

         In April 2000, HCFA (renamed in June 2001 to the Centers for Medicare and Medicaid Services, or "CMS") adopted new rules requiring a HCFA determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by HCFA to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, which must be satisfied in order to receive a HCFA determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. HCFA has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in modifications to the contracts in order to comply which may be unfavorable to the Company or cause termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

         Recent amendments to the Medicare statutes provide for a linear phase-out of cost-based reimbursement of physical rehabilitation, which is currently expected to begin on January 1, 2002. Reimbursement for physical rehabilitation services on a prospective payment system basis will be phased-in over two years. Under the prospective payment rates recently announced, it appears that the majority of the Company's clients will experience increased reimbursement, although several clients expect reduced reimbursement including one that could suffer losses on the services being provided without additional volume.

                            SUMMARY STATISTICAL DATA

                                               MAY 31,   FEBRUARY 28,  NOVEMBER 30,  AUGUST 31,    AUGUST 31,    AUGUST 31,
                                                2001         2001         2000          2000          1999          1998
                                             ----------  ------------  ------------  ----------    ----------    ----------

EAP AND MANAGED CARE BEHAVIORAL
    HEALTH SERVICES
Covered Lives (000'S)                             1,761        1,734        1,725         1,736         2,416         1,874


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                     127          129          122           128           147           161
Contract locations signed and unopened               10           10           14            10             6            11
                                             ----------   ----------   ----------    ----------    ----------    ----------
Total contract locations                            137          139          136           138           153           172
                                             ==========   ==========   ==========    ==========    ==========    ==========

SERVICES COVERED BY CONTRACTS IN
    OPERATION:

Inpatient                                           127          128          121           123           133           149
Partial Hospitalization                              41           45           50            65            86           102
Outpatient                                           18           19           19            20            27            32
Home health                                           4            3            4             5             7            10
CQI + Psychscope (under contract)                   128          125          114           115           106            82

TYPES OF TREATMENT PROGRAMS IN
    OPERATION:

Geropsychiatric                                     113          116          121           137           165           189
Adult psychiatric                                    47           48           46            47            54            67
Substance abuse                                       1            2            2             3             4             8
Physical Rehabilitation                              25           27           23            24            25            20
Other                                                 4            2            2             3             5             9

                              RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2001 and 2000, the percentage relationship to total revenues of certain costs, expenses and income.

                                                              THREE MONTHS                 NINE MONTHS
                                                              ENDED MAY 31,                ENDED MAY 31,
                                                       -------------------------     -------------------------
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------     ----------

Revenues:
Contract management revenues                                 73.6%          72.4%          73.7%          69.1%
Premiums and fees                                            24.8           25.9           24.7           29.8
Other                                                         1.6            1.7            1.6            1.1
                                                       ----------     ----------     ----------     ----------

Total revenues                                              100.0          100.0          100.0          100.0

Operating revenues
   Salaries and benefits                                     54.5           55.1           54.8           53.6
   Medical claims                                             8.5            9.7            8.8           11.2
   Purchased services                                         9.5            9.2            9.5            9.3
   Provision for (recovery of) doubtful accounts              2.5           (0.3)           1.4            0.7
   Other                                                     12.7           12.5           12.8           12.1
   Depreciation and amortization                              3.5            3.7            3.6            3.5
                                                       ----------     ----------     ----------     ----------

Operating expenses                                           91.2           89.9           90.9           90.4
                                                       ----------     ----------     ----------     ----------

Operating income                                              8.8           10.1            9.1            9.6
                                                       ----------     ----------     ----------     ----------

Interest and other income(expenses), net                     (0.2)          (0.7)          (0.3)          (0.7)
                                                       ----------     ----------     ----------     ----------

Income before income taxes                                    8.6            9.4            8.8            8.9

Income tax provision                                          3.4            3.8            3.5            3.6
                                                       ----------     ----------     ----------     ----------

Net income                                                    5.2%           5.6%           5.3%           5.3%
                                                       ==========     ==========     ==========     ==========

 THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2000

         Revenue. Revenues for the three months ended May 31, 2001 were $32.36 million representing a decrease of $30,000, or .1%, as compared to revenues of $32.39 million for the corresponding period in the prior fiscal year. Contract Management revenue increased $390,000. The $390,000 is comprised of a $2.6 million increase due to both a 5.8% increase in revenue per average psychiatric location in operation and a 16.8% increase in revenue per average rehab location in operation. The increase of $2.6 million was offset by a decrease in partial revenue of $2.2 million resulting from the Medicare reimbursement change driven decline in partial hospitalization programs in operation from 75, as of May 31, 2000, to 41, as of May 31, 2001. Premiums and fees decreased a net $350,000, or 4.1%, primarily due to the continued effect of the termination of managed care contracts during the prior fiscal year.

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 2001 were $17.6 million representing a decrease of $300,000, or 1.7%, as compared to salaries and benefits of $17.9 million for the corresponding period in the prior fiscal year. Average full time equivalents for the three months ended May 31, 2001 were 1,092 representing a decrease of 74 or 6.3% as compared to average full time equivalents of 1,166 for the three months ended May 31, 2000. A decrease of 21 full time equivalents, or 1.8% is attributable to the termination of managed care contracts and the associated closure of five clinic locations during the third quarter of fiscal year 2000. Also contributing to the decrease is the decline in the average number of locations from 136.6 for the three months ended May 31, 2000 to 129.1 for the three months ended May 31, 2001, as well as cost control initiatives taken by the Company. Salary and benefit cost per full time equivalent for the three months ended May 31, 2001 were $16,209 representing an increase of $894 per full time equivalent, or 5.8% as compared to salary and benefits cost of $15,315 per full time equivalent for the three months ended May 31, 2000. Circumstances contributing to nationwide increases in employee compensation costs were competitive market conditions, rising healthcare costs and, specifically for the Company, the shift in the mix of its employee base.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 2001 were $1.1 million representing a decrease of $100,000, or 8.3%, as compared to depreciation and amortization expenses of $1.2 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended May 31, 2001 were $10.7 million, representing an increase of $600,000 or 5.9%, as compared to other operating expenses of $10.1 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended May 31, 2001 was $2.8 million, representing a decrease of $300,000 or 9.7%, as compared to medical claims expense of $3.1 million for the corresponding period in the prior fiscal year. This is primarily due to a refinement of the outpatient expense accrual as a result of lower than expected outpatient medical claims costs, as well as due to the lower level of managed care contracts.

         Purchased services for the three months ended May 31, 2001 were $3.1 million representing an increase of $100,000 or 3.3%, as compared to purchased services of $3.0 million for the corresponding period in the prior fiscal year. Medical Specialist Fees decreased $302,000 for the three months ended May 31, 2001 as compared to the three months ended May 31, 2000. This was primarily due to lower medical director stipend expense and decreased locum tenens usage in part due to the decrease in the average number of contract locations in operation as discussed in the salaries and benefits section above. Legal Fees increased $255,000 for the three months ended May 31, 2001, as compared to the three months ended May 31, 2000, primarily due to the expenses associated with the corporate development Knox-Keene licensing process in California as well as for the Department of Justice inquiry in California related to the Company's HMHM subsidiary. Physician reference services also increased by $98,000 due to expenses related to the development of the Company's provider network in California in conjunction with obtaining a Knox-Keene license.

         Bad debt expense was $804,000 for the three months ended May 31, 2001, representing an $880,000 increase as compared to a net recovery of $76,000 for the corresponding period in the prior fiscal year. This increase is primarily the result of reserving outstanding balances related to one note receivable and accounts receivable for four contract management agreements in which the contract has terminated, litigation is being pursued, and/or the hospital has failed or is expected to fail soon.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended May 31, 2001 was a net expense of $92,000, as compared to $209,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $189,000 related to a reduction in the outstanding credit facility balances between the periods, as well as to lower interest rate levels. The weighted average outstanding balance for the three months ended May 31, 2001 was $6.1 million with an ending balance of $7.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $16.4 million with an ending balance of $15.8 million. The decrease in interest expense is offset by a decrease in interest income of approximately $72,000 due to lower average cash on hand balances.

         Income Tax Expense. For the three-month period ended May 31, 2001, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.5%. For the three-month period ended May 31, 2000, the Company recorded federal and state income taxes of $1.2 million resulting in a combined tax rate of 40.2%.



NINE MONTHS ENDED MAY 31, 2001 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2000

         Revenue. Revenues for the nine months ended May 31, 2001 were $95.1 million representing a decrease of $6.1 million or 6.0%, as compared to revenues of $101.2 million for the corresponding period in the prior fiscal year. Contract Management revenue increased $97,000. The $97,000 is comprised of a $6.5 million increase due to both a 7.6% increase in revenue per average inpatient psychiatric location in operation, a 21.3% increase in revenue per average rehab location in operation and the recognition of contract termination fees of approximately $1.0 million. The $6.5 million increase was offset by a $6.4 million decrease primarily due to a decline in partial hospitalization and home health revenues as a result of the loss of 34 partial hospitalization programs, and a loss of 4 home health contracts from May 31, 2000 to May 31, 2001. Premiums and fees decreased $6.7 million, or 22.1%, primarily due to the continued effects of the termination of managed care contracts whose revenues for the nine months ended May 31, 2001 were $510,000 versus $6.6 million for the same period in the previous fiscal year. Other Revenue increased $380,000 predominantly from increases in database services, consulting, and outcomes measurement.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 2001 were $52.1 million representing a decrease of $2.1 million, or 3.9%, as compared to salaries and benefits of $54.2 million for the corresponding period in the prior fiscal year. Average full time equivalents for the nine months ended May 31, 2001 were 1,094 representing a decrease of 109 or 9.1%, as compared to average full time equivalents of 1,203 for the nine months ended May 31, 2000. A decrease of 41 full time equivalents, or 3.4% is attributable to the termination of managed care contracts and the associated closure of five clinic locations during the third quarter of fiscal year 2000. Also contributing to the decrease is the decline in the average number of locations from 140.0 for the nine months ended May 31, 2000 to 127.5 for the nine months ended May 31, 2001, as well as cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefit cost per full time equivalent for the nine months ended May 31, 2001 were $47,532 representing an increase of $2,464 per full time equivalent, or 5.5% as compared to salary and benefits cost of $45,068 per full time equivalent for the nine months ended May 31, 2000. Circumstances contributing to nationwide increases in employee compensation costs were competitive market conditions, rising healthcare costs and, specifically for the Company, the shift in the mix of its employee base.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 2001 were $3.4 million representing a decrease of $200,000, or 5.6%, as compared to depreciation and amortization expenses of $3.6 million for the corresponding periods in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Doubtful Accounts). Other operating expenses for the nine months ended May 31, 2001 were $30.9 million representing a decrease of $2.8 million or 8.3%, as compared to other operating expenses of $33.7 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the nine months ended May 31, 2001 was $8.4 million representing a decrease of $2.9 million or 25.7%, as compared to medical claims expense of $11.3 million for the corresponding period in the prior fiscal year. This is primarily the result of the continued effect of the termination of managed care contracts during fiscal 2000. Inpatient days per year per one thousand members decreased from an average of 16.7 for the nine months ended May 31, 2000 to 15.8 for the nine months ended May 31, 2001.

         Purchased services for the nine months ended May 31, 2001 were $9.0 million representing a decrease of $400,000 or 4.3%, as compared to purchased services of $9.4 million for the corresponding period in the prior fiscal year. Medical Specialist Fees decreased $676,000 for the nine months ended May 31, 2001 as compared to the nine months ended May 31, 2000. This was primarily due to the lower medical director stipend expenses and decreased locum tenens usage, in part due to the decrease in the average number of contract locations in operation as discussed in the salaries and benefits section above. Consulting fees also decreased by $378,000 for the nine months ended May 31, 2001 as compared to the nine months ended May 31, 2000 primarily due to a payment of $140,000 in the 2000 period related to implementation of the Company's HorizOnline product, and due to certain reclassifications of development expenses for software and California licensing in 2001 by the Company's HBS subsidiary. These decreases were partially offset by an increase in the recognition of corporate development expenses for physician reference services of $318,000, resulting primarily from the costs related to establishing a provider network in California in conjunction with obtaining a Knox-Keene license. Legal fees also increased by $197,000 for the nine months ended May 31, 2001 as compared to the nine months ended May 31, 2000. This increase was primarily due to the expenses associated with the Knox-Keene licensing process in California, as well as for the Department of Justice inquiry in California related to the Company's HMHM subsidiary. Additionally, there was an increase of $83,000 for broker's commissions related to the sale of EAP services.

         Bad debt expense was $1.4 million for the nine months ended May 31, 2001 as compared to $800,000 for the corresponding period in the prior fiscal year, an increase of $600,000. This increase is primarily the result of reserving outstanding balances related to six contract management agreements in which the contract has terminated, litigation is being pursued, and/or the hospital has failed or is expected to fail soon. In addition, one note receivable in the amount of $200,000 was fully reserved. The full effect of these reserves, however, was partially offset by the collection of past due notes from three contract management locations that terminated prior to the current fiscal year.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the nine months ended May 31, 2001 was a net expense of $306,000, as compared to $766,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $389,000 related to a reduction in the outstanding credit facility balances between the periods, as well as to lower interest rate levels. The weighted average outstanding balance for the nine months ended May 31, 2001 was $9.1 million with an ending balance of $7.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $17.9 million with an ending balance of $15.8 million. Interest income decreased $72,000 due to a lower balance of average cash on hand during the period. Other expenses decreased $100,000 due to a loss on disposal of assets related to the write-off of obsolete computer equipment and software during the nine months ended May 31, 2000.

         Income Tax Expense. For the nine-month period ended May 31, 2001, the Company recorded federal and state income taxes of $3.3 million resulting in a combined tax rate of 39.6%. For the nine-month period ended May 31, 2000, the Company recorded federal and state income taxes of $3.6 million resulting in a combined tax rate of 40.2%.

LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its future cash flow from operations (which were $8.1 million for the nine months ended May 31, 2001), along with cash of $1.7 million at May 31, 2001, and the $15.0 million revolving credit facility (of which $8.0 million was available at May 31, 2001), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $1.0 million. The Company may require additional capital to fund acquisitions.

         Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with the Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loans outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of May 31, 2001, the Company had borrowings of $7.0 million outstanding against the revolving credit facility.

         The following summary of certain material provisions of the Amended Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 to a 10-Q report.

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

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $6.0 million was purchased as of May 31, 2001. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         Effective September 1996, the Company entered into a lease agreement with a term of five years, which was subsequently extended to November 2003, for a building, which had been constructed, to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company has also agreed to purchase the building for approximately $4.5 million at the end of the extended lease term, if either the building is not sold to a third party or the Company does not further extend its lease.

CERTAIN ADJUSTED EARNINGS DATA

         The following table sets forth for the three and nine months ended May 31, 2001 and 2000, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax.

                                                                    Three Months ended May 31,   Nine Months ended May 31,
                                                                    --------------------------   -------------------------
                                                                        2001          2000          2001          2000
                                                                     -----------   -----------   -----------   -----------
Adjusted earnings per share
(Net income plus amortization related to goodwill, net of tax)       $       .34   $       .32   $       .99   $       .92

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation services; adverse consequences of investigations by governmental regulatory agencies; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; customer services; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. To manage its exposure to changes in interest rates, the Company uses both variable rate debt and fixed rate debt of short duration with maturities ranging from 30 to 180 days. The Company has estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates.

         At May 31, 2001, the Company had approximately $7.0 million of debt obligations outstanding with a weighted average interest rate of 6.75%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 2001, would change interest expense by approximately $47,250 annually. This would be funded out of cash flows from operations, which were $8.1 million for the nine months ended May 31, 2001.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In March 2001, the relators served the complaint in the civil qui tam lawsuit brought under the Federal False Claims Act naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as a defendant (described in Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2000). The U.S. Department of Justice previously declined to intervene in the lawsuit.

         During the quarter there were no significant developments in connection with the investigation initiated by the Northern California Office of the U.S. Department of Justice (described in the Company's quarterly report on Form 10-Q for the quarter ended November 30, 2000).

         During the quarter there were no significant developments in connection with the lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc., a subsidiary of the Company (described in the Company's quarterly report on Form 10-Q for the quarter ended February 28,
2001).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

         (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                  Current report on Form 8-K filed with the Commission on June 1, 2001. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the third quarter financial results on June 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JUNE 28, 2001

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