Form 10-K
period 2001-08-31
HORIZON HEALTH CORP /DE/
filed 2001-11-15
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C  20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) of the
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

                         Commission File number 1-13626
                                                -------

                           HORIZON HEALTH CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      75-2293354
           --------                                      ----------
(State or other jurisdiction of             (I.R.S  Employer Identification No.)
incorporation or organization)

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

Yes  [x]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 5, 2001 there were 5,322,639 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $52,711,364. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 16, 2002.

                                TABLE OF CONTENTS

                           HORIZON HEALTH CORPORATION


                                                                              PAGE
                                                                              ----
PART I

   Item 1   Business .......................................................    3

   Item 2   Properties .....................................................   22

   Item 3   Legal Proceedings ..............................................   22

   Item 4   Submission of Matters to a Vote of Security Holders ............   23

PART II

   Item 5   Market for the Company's Common Equity
            and Related Stockholder Matters ................................   25

   Item 6   Selected Financial Data ........................................   25

   Item 7   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................   28

   Item 7A  Quantitative and Qualitative Disclosures About Market Risk .....   38

   Item 8   Financial Statements and Supplementary Data ....................   38

   Item 9   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure ............................   38

PART III

   Item 10  Directors and Executive Officers of the Registrant .............   39

   Item 11  Executive Compensation .........................................   39

   Item 12  Security Ownership of Certain Beneficial Owners and
            Management .....................................................   39

   Item 13  Certain Relationships and Related Transactions .................   39


PART IV

   Item 14  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K ....................................................   40

      PART 1


ITEM 1. BUSINESS

      Unless the context otherwise requires, when used herein the term "Company" refers to Horizon Health Corporation and its subsidiaries.

GENERAL

      The Company is a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. As of August 31, 2001, the Company had 646 contracts to provide EAP and managed mental health services covering approximately 2.3 million lives. The Company had 138 management contracts as of August 31, 2001, with contract locations in 36 states and the District of Columbia. Of its management contracts, 112 relate to mental health treatment programs and 26 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 2001 the Company had contracts to provide outcome measurement services at 160 contract locations as well as 8 database project contracts. The Company was incorporated in 1989 and is the successor to Horizon Health Management Company, which began the development and contract management of mental health treatment programs for general acute care hospitals in 1981.

      The Company's strategies are (1) to further enhance its position as the leader in the contract management of mental health treatment programs, (2) to expand the range of services which it offers to its client hospitals to include other clinical and related services and programs, and (3) to grow its employee assistance programs and managed behavioral care services. A significant challenge in obtaining clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals by marketing its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services. Its management contracts increasingly cover multiple services. In addition, the Company has capitalized on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically sized to deliver such services on a national basis, while providing local, individualized service to both employers and health plans and to their respective employees or members.

      The Company considers that it has four identifiable business segments generating 99.8% of its revenues as follows: (1) Employee assistance programs and managed care, (2) mental health contract management services, (3) physical rehabilitation contract management services, (4) outcomes measurement and psychiatric database services. Of the total revenues of the Company for the year ended August 31, 2001, such business segments constituted 25.1%, 62.1%, 10.5%, and 2.1% respectively. See Note 13 to the Consolidated Financial Statements of the Company included herein for certain financial information regarding industry segments of the Company.

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

      A major shift in the delivery of mental health services is occurring as payors are increasingly using managed care methods to review and require pre-approval for mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the demands of managed care companies and other third-party payors. The Company also believes that it costs general acute care hospitals less to provide inpatient and partial hospitalization mental health services than it costs freestanding psychiatric hospitals in part due to the ability of acute care hospitals to utilize excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical care on-site and in a more cost-effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

      The Company believes that, due to the increasing emphasis on cost-effective treatment, significant demand exists for a complete continuum of mental health services. In response to this demand, it has expanded the mental health programs it manages to include partial hospitalization (or day treatment), outpatient treatment, and short-term crisis intervention as alternatives and compliments to inpatient care. The Company believes it is uniquely positioned to capitalize on the increased demand for mental health contract management services as a result of its ability to provide a full continuum of mental health services, its proprietary quality and outcomes measurement system and its demonstrated industry expertise. In addition, the Company believes its position as the leading contract manager of mental health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate accounting and administrative functions.

      The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 2001, 69% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain recently enacted caps on reimbursement amounts, the Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and allows reimbursement for partial hospitalization that permit the patient to be treated in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below.

      The fees received by the Company for its services under management contracts are paid directly by its client hospitals. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company, as well as the decisions whether to renew such contracts and the amount of fees to be paid thereunder.

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, which lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Revenues from partial hospitalization services were $7.4 million, or 7.9% of total contract management revenues for the year ended August 31, 2001, down approximately $7.8 million, or 51.3% from the prior fiscal year. Of the 54 contracts including partial hospitalization services in effect on August 31, 2001, 40 program locations had partial hospitalization services in operation, 12 program locations were in operation but the partial hospitalization services were not in operation, and 2 program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income by $2.5 million or more annually.

      In April 2000, HCFA (renamed in June 2001 to the Centers for Medicare and Medicaid Services, or "CMS") adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts, which must be satisfied in order to receive a CMS determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. CMS has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in modifications to the contracts which may be unfavorable to the Company or cause termination or non-renewal of management contracts if, under the new rules, it is not possible for the hospital provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

      In addition, recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period beginning no earlier than January 1, 2002. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise in some cases and lower in others the Medicare reimbursement levels to hospitals for physical rehabilitation services. To the extent that client reimbursement decreases, this could adversely affect the ability of the Company to maintain and obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

      CQI+ OUTCOMES MEASUREMENT SYSTEM

      The Company has developed and markets a proprietary mental health outcome measurement system. The CQI+ Outcomes Measurement System, (the "CQI+ System") provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided, and to demonstrate the benefits of its programs to patients and providers. The CQI+ system provides the Company with a valuable tool for demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. The Company provides outcome measurement services to acute care hospital-based programs, freestanding psychiatric hospitals, community mental health centers, residential treatment centers and outpatient clinics. The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), as part of its ORYX Initiative, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures. The Company's CQI+ System has met the criteria for inclusion in the ORYX Initiative and is included on JCAHO's list of acceptable systems. The Company is committed to meeting the requirements as established by JCAHO. Since developing the CQI+ System over seven years ago, the Company has compiled a database containing outcome measurement data on approximately 75,000 patients. With the growth of managed care and the JCAHO accreditation requirement, the Company believes that its CQI+ System is becoming an important component of the mental health services it provides.

      PSYCHSCOPE DATABASE SERVICES

      The Company developed and began to market in fiscal 1999 PsychScope Database Services, which are based on outcomes measurement data collected from approximately 75,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers to access information on the clinical treatment of patients in behavioral health programs across the U.S. PsychScope Services can be accessed by customers as either standard quarterly reports which track and trend key drug usage variables and associated patient health status, severity of illness, patient functioning, and symptoms, or as custom research studies which are completely customer specified. PsychScope Services support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive pharmaceutical market.

      PHYSICAL REHABILITATION SERVICES

      The Company has successfully expanded the types of programs that it manages for its client hospitals to include physical rehabilitation services. The Company's acquisition of Specialty Healthcare Management, Inc. ("Specialty"), in August 1997, expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors driving demand for contract management of mental health programs are also driving significant demand for contract management of physical rehabilitation programs. The Company provides contract management for a full range of physical rehabilitation services. In addition to acute physical therapy and rehabilitation services, the Company also provides contract management for outpatient rehabilitation programs. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped fuel growth in these outpatient services.

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

      MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE PROGRAMS

      The Company is a provider of managed behavioral health care, utilization management and employee assistance programs (EAP). The Company provides its clients with quality, cost-effective programs for administration and management of behavioral health, substance abuse and psychiatric disability management services. The Company also maintains extensive involvement on a national level in the at-risk management of mental health services under employer plans and commercial programs. Beginning with the acquisition of Florida Professional Psychological Services, Inc. ("Florida PPS"), in August 1996, and continuing with the acquisitions of Acorn Behavioral Health Care Management Corporation ("Acorn"), Inc. in October 1997, and FPM Behavioral

Health, Inc. ("FPM") in June 1998, the Company expanded its services to include the provision of full risk, capitated managed behavioral health care services for health maintenance organizations ("HMOs") and self-insured employers, as well as the provision of employee assistance programs for employers. The Company further expanded its services in this area with the acquisitions of ChoiceHealth, Inc., Resources in Employee Assistance and Corporate Health, Inc., and Occupational Health Consultants of America (OHCA), effective October 5, 1998, April 1, 1999 and August 1, 2001, respectively.

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

      Corporate development initiatives undertaken by the Company to expand its behavioral service businesses include the pursuit of a Knox-Keene license to conduct "at-risk" business in the state of California. In January 2001, the Company redirected the development of a corporate integrated EAP and managed care computer software system in favor of locally developed, subsidiary level, individual EAP and managed care solutions. Accordingly, separate initiatives for EAP and managed care have been undertaken by the EAP and managed care divisions of Horizon Behavioral Services, Inc., which involve enhancements to current software applications and/or purchasing commercially available software. The expenses associated with these two initiatives are reflected in the "other" (i.e., corporate) category in the Company's segment information included elsewhere herein.

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

      Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, give employees the opportunity to have consultations with a health care provider to identify and discuss problems that may be affecting the work performance of the employee and a course of action or treatment to address such problems. The EAP also provides consultative services for the supervisors, managers and human resource departments of companies purchasing services. Critical Incident Debriefing programs and specialized training are elements of the program. The Company also offers a comprehensive array of work life information and referral sources as well as HorizOnline, an internet based EAP program, which is available exclusively to its clients. As with its other products, the Company intends to market such programs as an additional service it can offer new and existing client hospitals. In March 2000, the Company's EAP/Employer division received its third successive full, two-year accreditation for utilization management from the American Accreditation HealthCare/Commission (URAC), a non-profit charitable organization founded in 1990 to establish standards for the health care industry.

SERVICES

      MENTAL HEALTH SERVICES

      The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 112 of the Company's 138 management contracts at August 31, 2001.

      Elements of the Continuum of Care

      The mental health treatment programs managed by the Company are designed to provide a continuum of mental health services, consisting of inpatient, partial hospitalization (or day treatment), outpatient and home health services.

      Inpatient Services. Inpatient services are generally provided to patients needing the most intensive mental health treatment and who frequently have accompanying medical care needs. The patient is admitted to the client hospital and remains there on a 24-hour per day basis throughout the course of the inpatient treatment, which is continued until the patient can be stabilized and moved to another level in the continuum of mental health services. Please refer to the Medicare and Medicaid; Reimbursement for Services section below for a discussion of recent CMS rules requiring a CMS determination that a facility has provider-based status.

      Partial Hospitalization. Partial hospitalization services are provided for limited periods per day at established intervals with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization.

      Outpatient Services. Outpatient services consist generally of consultative sessions that can be rendered in a variety of individual or group settings at various locations, including hospitals, clinics or the offices of the service provider. Outpatient service providers can also serve as gatekeepers for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis.

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

      Consulting Services

      In late 1999 the Company made a commitment to expand its services by offering its considerable expertise in the mental health industry to hospital clients on a consulting basis. Over the past twenty years, the Company has been involved in the management of every facet of the mental health delivery system: inpatient, partial hospitalization, outpatient, home health and practice management. The Company's consulting services allow clients to take advantage of the Company's considerable expertise without a contract management relationship. The Company has developed three standard consulting modules that it refers to as its Avenues(TM) service modules. The Company's Avenues(TM) service modules provide assessment and ongoing support in key areas such as clinical policies and procedures development, Medicare billing and coding assistance, comprehensive clinical audits, outcomes measurement and reporting, professional marketing and community relations.

      CQI+ OUTCOMES MEASUREMENT SYSTEM

      The Company began offering its CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for mental health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. In addition, the CQI+ System enables client hospitals to demonstrate to third-party payors the effectiveness of the treatment programs and provides a valuable tool to the hospital in demonstrating the benefits of its programs to patients and providers. The CQI+ System also assists the hospitals in complying with the increasing demands of regulatory and accrediting bodies for quality assessment of their mental health programs. JCAHO, as part of its accreditation process, requires each hospital to select at least one acceptable measurement system and multiple clinical performance (outcome) measures under the ORYX Initiative. The Company's CQI+ System has met the criteria for inclusion in the ORYX Initiative and is included on JCAHO's list of acceptable systems. The Company is committed to meeting future requirements as established by JCAHO. As of August 31, 2001, 56 of the Company's management contracts included the CQI+ System and there were 104 stand-alone CQI+ contracts. The CQI+ System provides the Company with a valuable tool in demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals.

      Since offering the CQI+ System, the Company has compiled a database containing outcome measurement data on approximately 75,000 patients. Sample data is collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.

      PSYCHSCOPE DATABASE SERVICES

      The Company developed and began to market in fiscal 1999 PsychScope Database Services, which are based on outcomes measurement data collected from approximately 75,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994. The PsychScope Services allow pharmaceutical product marketers and researchers to access information on the clinical treatment of patients in behavioral health programs across the U.S. PsychScope services are sold to customers in two different service package offerings. The first offering allows customers to purchase standard quarterly reports which report key variables for drug usage by diagnosis as well as patient health status, severity of illness, patient functioning, and symptoms. This service allows customers the opportunity to track and trend the data over time for use in marketing projects and clinical research. The second PsychScope services allow customers to design customized retrospective and prospective research studies using the PsychScope database. This offering is used to support pharmaceutical company drug marketing strategies, the creation of diagnosis based patient and treatment profiles, the development of drug research protocols, and assessment of competitive drug positioning and usage. The healthcare market for database services is an established and growing market that is fueled by the highly competitive and rapidly growing pharmaceutical market. Due to the U.S. launches of several new psychiatric drugs, the psychiatric database services market is expected to grow significantly. As of August 31, 2001 the Company had 8 contracts to provide outcomes database services.

      PHYSICAL REHABILITATION SERVICES

      The Company provides contract management for a broad range of physical rehabilitation programs including (i) acute physical medicine and rehabilitation, (ii) subacute physical therapy and rehabilitation, and (iii) outpatient rehabilitation. Physical rehabilitation services represented 26 of the Company's 138 management contracts at August 31, 2001.

      Acute Physical Therapy and Rehabilitation. The physical therapy and rehabilitation program incorporates a variety of treatments and services aimed at maximizing an individual's capabilities following a disabling illness or traumatic injury. The treatment program is provided by an interdisciplinary team of health care professionals including physicians, physical, speech, occupational and recreational therapists, rehabilitation nurses and social workers. The Company attempts to tailor an acute physical therapy and rehabilitation program for a health care facility to satisfy unmet community and medical staff needs, while maximizing utilization of the facility.

      Sub-acute Physical Therapy and Rehabilitation. Rapidly changing reimbursement issues have challenged health care providers to seek alternative services to meet the needs of their patient population requiring lower cost and intensity physical medicine and rehabilitation services. Comprehensive physical medicine and rehabilitation services at the subacute level offer an attractive alternative for acute care hospitals to meet these needs. The Company evaluates the feasibility of a health care facility providing rehabilitation services at the sub-acute level by analyzing a facility's discharge data, conducting a market analysis of services offered in a facility's community, assessing medical staff needs and evaluating financial viability.

      Outpatient Rehabilitation. Outpatient rehabilitation serves as an adjunct to inpatient physical therapy and rehabilitation programs at the acute and/or sub-acute levels. The program provides the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury.

      Please refer to the Medicare and Medicaid; Reimbursement for Services section below for a discussion of new CMS rules requiring a CMS determination that a facility has provider-based status.

      MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE PROGRAMS

      The Company began offering behavioral health care services to HMOs and self-insured employers, and employee assistance programs to employers, with the acquisition of Florida PPS in 1996, and continuing with the acquisitions of Acorn in October 1997, FPM in June 1998, ChoiceHealth in October 1998, REACH in April 1999, and Occupational Health Consultants of America (OHCA) in August 2001. As of August 31, 2001, the Company had 646 contracts to provided EAP and managed behavioral health care services for nearly 2.3 million lives covered by various health plans and companies with which it had contracted. The Company contracts with HMOs to provide the mental health care component of the general health plans offered by such entities. The contracts are primarily on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan. The behavioral health care services are provided by mental health care professionals that are employed by the Company or are under contract with the Company as independent providers. In addition, the Company operates four clinics within the state of Florida, which perform related services. The Company reimburses the independent professionals and institutions on a discounted fee-for-service basis.

      The Company utilizes a specialized network of contract providers, as well as staff clinicians and CEAP professionals, to operate employee assistance programs for employers. Many of the providers in the managed care network also participate in the EAP network. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have three to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. Critical Incident Stress Debriefing for employers and their employees has been increasingly utilized in the past year. The Company also offers a comprehensive array of work life information and referral sources as well as HorizOnline, an internet based EAP program, which is available exclusively to its clients. The Company is paid a specified fee per month per employee for its services, which amount varies depending on the range of services provided.

OPERATIONS

      GENERAL

      The Company operates its mental health management contract business through a regional structure with offices in the Chicago, Dallas and Tampa metropolitan areas and a national support center ("NSC") in the Dallas suburb of Lewisville, Texas. The structure is designed to keep key operating employees of the Company in direct contact with clients. Each of the three regional offices is staffed to have the capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to ten mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. Presently, the Company's physical rehabilitation management contracts are operated in the same manner out of its NSC with plans to develop a comparable regional structure as it expands that area of its operations.

      At August 31, 2001, the Company had 905 program employees at its contract locations and 171 employees at its regional and NSC offices.

      The Company develops and operates its outcomes measurement system primarily out of its NSC. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database using automated technologies from which reports are developed, reviewed and analyzed by the staff of 34 employees, which are also located at the NSC.

      During fiscal year 1998, the Company combined its three managed care subsidiaries (Florida PPS, Acorn, and FPM Behavioral Health) into Horizon Behavioral Services to promote a national integrated organization, a stronger market identification and achieve operating efficiencies. Under the new operating structure, the Company's managed care business is located in suburban Orlando, Florida, its EAP/Employer business is located in suburban Philadelphia, PA and the newly acquired OHCA EAP subsidiary is headquartered in Nashville, Tennessee, with regional and satellite offices in various cities.

      The Company's managed care operations have 28 licensed clinicians providing services in the four clinic locations in Florida, an additional 127 employees working in clinical management and administrative positions, and has provider network contracts with approximately 5,400 providers and facilities.

      The Company's EAP/Employer operation has 49 employees and has contracts with approximately 12,000 individual providers located in all 50 states.

      The Company's OHCA EAP subsidiary has 55 employees and has contracts with approximately 2,873 individual providers located in all 50 states.

      MANAGEMENT CONTRACTS

      The Company provides its management services under contracts with its client hospitals. Each contract is tailored to address the differing needs of the client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more treatment programs offering inpatient, partial hospitalization, or outpatient services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), support services (such as billing, dietary and housekeeping), and generally its own nursing staff in connection with the operation of its programs.

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

      Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 2001, 2000 and 1999, the Company had successfully retained 86%, 79%, and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes that among the most frequent reasons why the client hospitals do not renew a contract is that they desire to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

      Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for specified direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 2001, the Company refunded $5,811 of its fees in relation to these denials.

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

      The Company also develops and maintains standardized policy and procedure manuals, initial and ongoing staff training and education, and comprehensive quality assurance and ethical and regulatory compliance procedures. Each local program director receives ongoing support from the Company's National Support Center and regional support staff in all areas including recruiting, finance, reimbursement, development, marketing, quality assurance and compliance.

      Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors, an annual conference for all program directors, and an on-going ethics compliance plan.

      Program Staffing

      Mental health programs typically have an independent psychiatric medical director, a program director who is usually a psychologist or a social worker, a clinical assessment coordinator and additional social workers or therapists as needed. Some programs also include a nurse manager or a community education coordinator. Physical rehabilitation programs generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors generally have a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are usually employees of the Company. At August 31, 2001, the Company had an average of 7 employees per contract location.

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

      Contract Locations

      At August 31, 2001, the Company had a total of 138 management contracts with general acute care hospitals located in 36 states and the District of Columbia, as shown below:

                                    NUMBER OF                                    NUMBER OF
      STATE                         CONTRACTS      STATE                         CONTRACTS
      Alabama ...................       2          Mississippi ...............        2

      Arizona ...................       1          Missouri ..................        4

      Arkansas ..................      11          Montana ...................        1

      California ................      18          Nebraska ..................        1

      Colorado ..................       1          Nevada ....................        2

      Connecticut ...............       1          New Jersey ................        3

      District of Columbia ......       1          New York ..................        6

      Florida ...................       2          North Carolina ............        5

      Georgia ...................       1          Ohio ......................        8

      Idaho .....................       1          Oklahoma ..................        3

      Illinois ..................       4          Oregon ....................        1

      Indiana ...................       1          Pennsylvania ..............       11

      Iowa ......................       1          South Carolina ............        3

      Kansas ....................       2          South Dakota ..............        1

      Kentucky ..................       4          Tennessee .................        6

      Louisiana .................       2          Texas .....................        8

      Maryland ..................       1          Washington ................        4

      Massachusetts .............       5          Wisconsin .................        2

      Michigan ..................       8

      Client Hospitals

      The Company's clients are primarily small to medium sized hospitals often located in rural areas, but do include some large tertiary care hospitals. At August 31, 2001, 22.5% of the Company's management contracts were with proprietary hospitals. The remaining contracts are primarily with community not-for-profit hospitals.

MANAGED CARE AND EMPLOYEE ASSISTANCE CONTRACTS

      The Company delivers its EAP and managed care services through provider networks and through employees in the Philadelphia, Orlando and Nashville metropolitan areas, as well as ten regional offices located in the Southeastern United States. Additionally, the Company operates four clinics in the Orlando area. During the fiscal year ended August 31, 2000, the company closed five clinic locations in the Tampa and Jacksonville, Florida areas. These closures were due to declining membership in these areas. Claims processing is currently done at the Philadelphia and Orlando locations.

SALES AND MARKETING

      At August 31, 2001, the Company employed in direct sales activities for its mental health and physical rehabilitation management business seven full-time Vice Presidents of Development, two Senior Vice Presidents of Development and a Senior Vice President of Business and Contract Development. In addition, the company has one Vice President of Development for consulting services. The Company compiles information from numerous databases, as well as other sources and referrals, to identify prospective clients. The Company has developed profiles of over 5,000 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation, employee assistance or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. A Vice President of Development, who typically acts as the point person on the sales team directly contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time a Senior Vice President of Development will assist the Vice President of Development and will generally become involved at the later stages of the sales process and negotiate the final terms of the management contract. The Company believes it can increase sales of rehabilitation management contracts by applying its expertise in winning mental health management contracts to the solicitation of rehabilitation management contracts. In addition, the Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

      The subsidiary Mental Health Outcomes ("MHO") markets the CQI+ Outcomes Measurement System to 1,200 medical/surgical hospitals with psychiatric inpatient units and 300 free-standing psychiatric hospitals nationwide and PsychScope Database Services to 18 pharmaceutical companies. MHO employs a full-time Director of Market Development who markets the CQI+ System to hospitals based on an understanding of psychiatric program outcomes measurement needs and determining the most compatible CQI+ System Module. MHO also employs a full time Coordinator of Market Development for telemarketing to support initial "cold" calling to prospective customers. In addition, CQI+ is marketed as an "add-on" service to the contract managed psychiatric programs provided by Horizon Mental Health Management through efforts of the Vice Presidents of Development. MHO also employs a full-time Director of Market Development and a clinical liaison who market PsychScope services by providing market insight and secondary data services to researchers and pharmaceutical marketers.

      The subsidiary Horizon Behavioral Services ("HBS") markets employee assistance programs and managed behavioral health programs to employers and HMO's nationwide. HBS employs a full-time Vice President of EAP Sales, and five Regional Vice Presidents of Sales to market its traditional EAP products, two Regional Sales Representatives to market its emerging business EAP products, and three Regional Marketing Directors for the newly acquired OHCA EAP product, and a Vice President to market its behavioral health managed care services. The HBS sales staff markets the EAP to employers by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP model. In addition, EAP services may be marketed by the Horizon Mental Health Management Vice Presidents of Development to hospitals as a benefit for their employees. The HBS sales Vice President markets the behavioral health managed care services to HMOs and self-insured employers who wish to outsource management of the behavioral health benefit to an experienced provider.

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

      The Company also competes with hospitals, nursing homes, clinics, physicians' offices and contract nursing companies for the services of registered nurses. Registered nurses are in limited supply and there can be no assurance that the Company will be able to attract a sufficient number of registered nurses for its growing needs.

      The behavioral health care marketplace includes three large national providers who control over half of the market. The rest of the market is highly fragmented and consists of other organizations from medium size regional operations to very small local providers in the EAP business. The primary factor affecting competition in the EAP business is the range of services provided. In addition, quality of service and price are also of importance to EAP customers. Price is the primary factor in obtaining additional managed care customers. All companies involved in behavioral health care must plan to overcome obstacles related to increased customer and government scrutiny, particularly the HIPPA regulations. Customers require sophisticated data that provides information regarding clinical outcomes, patient and provider satisfaction, and administrative performance information.

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

      The Medicare program was enacted in 1965 to provide a nationwide, federally funded health insurance program for the elderly. The program is divided in Part A and Part B, each of which has separate rules and requirements and separate funding sources. Medicare Part A, the Hospital Insurance Program (42 U.S.C. Section 1395c et seq.) is financed primarily through mandatory taxes on workers' wages. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. Section 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and generally pay 20 percent of the Medicare allowable charge as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part B. In addition, the 1997 Balanced Budget Act added a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

      The Medicare program is administered by the Centers for Medicare and Medicaid Services, or "CMS" (formerly the Health Care Financing Administration or "HCFA") of the U.S. Department of Health and Human Services ("HHS"). CMS adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/ Blue Shield plans which contract with the Secretary of HHS (the "Secretary") to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, CMS regulations, CMS transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation.

      The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs of such aid pursuant to statutory formulae. The Secretary has primary federal responsibility for administering the Medicaid program. The responsibility has been delegated to CMS, whose Medicaid Bureau carries out this delegation. States are not required to participate in the Medicaid program. States which choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations and policies of the Secretary and their approved state plans. A state becomes eligible to receive federal funds by submitting to the Secretary a state plan for medical assistance. The federal Medicaid statute establishes minimum standards for state plans in such area as administration, eligibility, coverage of services, quality and provision of services, and payment for services. States have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs. The state plan must be amended by appropriate submission to the Secretary whenever necessary to reflect changes in federal statutes, regulations, policies, court decisions, or material changes in any phase of state law, policy, or operations.

      In order to receive reimbursement under the Medicare or Medicaid programs, each client hospital or facility must meet applicable requirements promulgated by HHS relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. The Company has a comprehensive ethics and regulatory compliance program and believes that the programs it manages comply in all material respects with applicable Medicare and Medicaid requirements.

      In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System ("PPS") using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health and physical rehabilitation services provided by acute care hospitals which qualify for an exemption are deemed to be Distinct Part Units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health and physical rehabilitation programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered as has recently occurred for physical rehabilitation services as discussed below. At August 31, 2001, of the 159 mental health treatment programs managed by the Company at its 112 management contract locations, 109 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare.

      Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments establish a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to adjustment. The regulations established a nationwide cap limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation service, for Medicare fiscal years beginning October 1, 1997, and later, to $10,534 and $19,104, respectively, subject to variable adjustments up to the market indices. Various factors have changed since October 1, 1997. Currently the range of target amounts on a per case basis for mental health and physical rehabilitation services, for Medicare fiscal years beginning October, 2001, and later, are $6,658.08 to $16,015.09 and $13,037.61 to
$29,849.96 respectively. The variability within a range, is the difference in wages across the country. The limitations have resulted, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has, in some cases, led to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted in termination or nonrenewal of the management contract, or closure of the program.

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, which may lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change has adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Acute rehabilitation units within acute-care hospitals which were previously eligible, are currently eligible on a transitional basis (see PPS discussion below), to obtain an exemption from the Prospective Payment System, generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under the Prospective Payment System and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a cost-based reimbursement system. As of August 31, 2001, all of the Company's managed physical rehabilitation programs in operation were exempt from the Prospective Payment System.

      Recent amendments to the Medicare statutes provide for a transitional phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period beginning no earlier than January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase in period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise in some cases and lower in others the Medicare reimbursement levels to hospitals for physical rehabilitation services. To the extent that client reimbursement decreases, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 2001, the Company refunded $5,811 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. The cost reports are prepared by the client hospitals independent of the Company which does not participate in, nor offer advice on, their preparation. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation, could adversely affect the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

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

      In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts that must be satisfied in order to receive a CMS determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. CMS has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

      Federal law contains certain provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, these provisions state that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. As part of its on-going regulatory and regulatory compliance program initiatives, the Company and its client hospitals have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

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

      Additionally, the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the Health Insurance Portability and Accountability Act of 1996 to any federal health care program (other than the Federal Employees Health Benefits Program).

      In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other mental health care professionals to entities with which they have financial relationships. The Company believes that its operations comply with these restrictions to the extent applicable, although no assurance can be given regarding compliance in any particular factual situation. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances adversely impact the Company's operations.

      MENTAL HEALTH CARE PATIENT RIGHTS

      Many states have adopted "patient bill of rights" regulations, which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. There are also laws and regulations relating to the civil commitment of patients to mental health programs, disclosure of information concerning patient treatments and related matters. The Company believes that its operations comply with the laws and regulations, although no assurance can be given regarding compliance in any particular factual situation.

      LICENSING REQUIREMENTS

      Certain of the services provided by the Company's managed behavioral services subsidiaries may be subject to certain licensing requirements in some states. The Company currently holds various licenses in 13 states. If the business operations of such entities are determined to require licenses in other states, then obtaining such licenses or the inability to obtain such licenses could adversely affect the business operations of such entities. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

EMPLOYEES

      At August 31, 2001, the Company employed 1,369 people, of which 1,038 were full-time employees, 287 were part-time employees, and 44 were temporary employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 2001, the Company had administrative services contracts with 160 physicians to serve as medical directors for clinical programs managed by the Company.

INSURANCE

      The Company carries general liability, malpractice and professional liability, comprehensive property damage, workers' compensation, directors and officers and other insurance coverages that management considers reasonable and adequate for the protection of the Company's assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

      The Company leases a building consisting of approximately 40,000 square feet for its National Support Center in the Dallas suburb of Lewisville, Texas under a lease term expiring on November 15, 2003, subject to certain purchase and renewal options. In addition, for its contract management business the Company leases an aggregate of 4,626 square feet of space for two regional offices in the Chicago and Tampa metropolitan areas, with lease terms expiring from January 2002 to April 2006. Except for one partial hospitalization program operating in approximately 3,150 square feet of space leased by the Company, the space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

      For its managed behavioral health care services and employee assistance programs, the Company leases approximately 91,300 square feet of office space primarily in the Orlando, Philadelphia, and Nashville metropolitan areas, with smaller offices in various parts of the country, under lease terms expiring from November 2001 to April 2008. In January 2001, Horizon Behavioral Services, Inc. relocated its managed care operations to a single location in Lake Mary, Florida from three separate locations in metropolitan Orlando, Florida. In addition, the Company leases approximately 21,925 square feet in various locations throughout central Florida with lease terms expiring from December 2001 to April 2006 for its managed behavioral health care clinical operations.

ITEM 3. LEGAL PROCEEDINGS

      The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company's insurance coverages will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim which is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

      In late 1999, the Company became aware that a civil qui tam lawsuit had been filed under seal naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the relators served the complaint in the lawsuit brought under the Federal False Claims Act. The complaint alleges that certain on-site Company personnel acted in concert with other non-Company personnel to improperly inflate certain Medicare reimbursable costs associated with psychiatric services rendered at a Tennessee hospital prior to August 1997. The lawsuit names the hospital, the parent corporation of the hospital and a home health agency as additional defendants. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The Company has filed a motion to dismiss and discovery proceedings have been deferred until the court rules on the motion. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company.

      In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit and has furnished documents in response to the subpoena. No allegations or claims have been made against the Company. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation.

      In March 2001, Horizon Behavioral Services, Inc., a subsidiary of Horizon, was served with a lawsuit filed in a New Jersey district court seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc. The lawsuit asserts similar, but separate claims against two unaffiliated co-defendants. The damages in the lawsuit are unspecified. Horizon's insurance carrier has provided the Company a preliminary indication that some of the claims asserted in the lawsuit may not be covered by insurance. The lawsuit is in the initial stage of discovery proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.



                      EXECUTIVE OFFICERS OF THE REGISTRANT


      NAME                              AGE          POSITION
      ----                              ---          --------
      James W. McAtee ...............    56    President, Chief Executive Officer, Secretary and Director
      Ronald C. Drabik ..............    55    Senior Vice President - Finance and Administration and Treasurer
      Frank J. Baumann ..............    42    Senior Vice President - Operations
      James K. Don ..................    65    Senior Vice President - Business and Contract Development
      Linda A. Laitner ..............    53    Senior Vice President - Operations
      David S. Tingue ...............    46    Senior Vice President - Marketing
      David K. White, Ph.D ..........    45    Senior Vice President - Operations

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

      Frank J. Baumann has been Senior Vice President - Operations since March 22, 1999. He has been President - Specialty Rehab Management since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a freestanding psychiatric hospital, from August 1994 to November 1996.

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

      The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                        High      Low
                                                        ----      ---
FISCAL YEAR ENDED AUGUST 31, 2001:
    June 1, 2001 - August 31, 2001..................   $ 14.74   $ 8.66
    March 1, 2001 - May 31, 2001....................      9.25     7.00
    December 1, 2000 -- February 28, 2001...........      7.63     4.16
    September 1, 2000 -- November 30, 2000..........      6.63     3.63

FISCAL YEAR ENDED AUGUST 31, 2000:
    June 1, 2000 - August 31, 2000..................   $  6.50   $ 4.31
    March 1, 2000 - May 31, 2000....................      7.00     5.00
    December 1, 1999 -- February 29, 2000...........      8.00     6.75
    September 1, 1999 -- November 30, 1999..........      8.25     5.25

      As of October 31, 2001, there were 127 stockholders of record of the Common Stock of the Company. As of September 1, 2001 (the most recent date that data was available to the Company) there were approximately 417 beneficial owners of 100 or more shares of Common Stock of the Company.

      The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain future earnings for use in the expansion and operation of its business. Borrowings may limit the Company's ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND
         STATISTICAL DATA

      The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2001, 2000 and 1999, and at August 31, 2001 and August 31, 2000, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1998 and 1997, and at August 31, 1999, 1998 and 1997, are derived from the audited consolidated financial statements of the Company not included herein. Effective August 11, 1997, Horizon acquired Specialty Healthcare Management, Inc. ("Specialty") in a share exchange transaction with the stockholders of Specialty which was accounted for as a pooling of interests. The Consolidated Financial Statements of the Company give effect to the Specialty exchange by combining the results of operations of Horizon for the year ended August 31, 1997 with the results of operations of Specialty for the twelve month period ended August 31, 1997, on a pooling of interests basis. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                            FISCAL YEAR ENDED AUGUST 31,
                                           -------------------------------------------------------------
                                              2001         2000         1999         1998         1997
                                           ---------    ---------    ---------    ---------    ---------
                                                       (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract management revenues ........   $  93,520    $  93,908    $  97,837    $ 102,156    $ 102,263
   Premiums and fees ...................      31,830       38,274       47,452       21,383        6,154
   Other(1) ............................       2,310        1,500          712          279          850
                                           ---------    ---------    ---------    ---------    ---------
              Total revenues ...........     127,660      133,682      146,001      123,818      109,267
Operating expenses:
   Salaries and benefits ...............      69,914       71,554       75,741       65,725       60,048
   Medical claims ......................      11,477       14,279       20,960        9,081        1,830
   Purchased services ..................      11,849       12,288       13,735       14,124       14,636
   Provision for bad debts .............       1,764          878          589          760        3,034
   Other ...............................      16,455       16,799       17,877       14,755       12,796
   Depreciation and amortization .......       4,510        5,101        4,460        3,166        2,201
   Merger expenses .....................          --           --           --           --        3,528
                                           ---------    ---------    ---------    ---------    ---------
Operating income .......................      11,691       12,783       12,639       16,207       11,194
Interest and other income (expense), net        (371)        (959)      (1,176)          74          120
                                           ---------    ---------    ---------    ---------    ---------
Income before income taxes .............      11,320       11,824       11,463       16,281       11,314
Income tax expense .....................       4,529        4,757        4,562        6,515        4,518
                                           ---------    ---------    ---------    ---------    ---------
Income before minority interest ........       6,791        7,067        6,901        9,766        6,796
Minority interest ......................          --           --           --          (34)        (140)
                                           ---------    ---------    ---------    ---------    ---------
Net income .............................   $   6,791    $   7,067    $   6,901    $   9,732    $   6,656
                                           =========    =========    =========    =========    =========

Basic earnings per share ...............   $    1.21    $    1.11    $    1.00    $    1.37    $    0.96
                                           =========    =========    =========    =========    =========
Weighted average shares outstanding ....       5,615        6,370        6,875        7,120        6,929(2)
                                           =========    =========    =========    =========    =========
Diluted earnings per share .............   $    1.16    $    1.07    $    0.96    $    1.26    $    0.87
                                           =========    =========    =========    =========    =========
Weighted average shares and dilutive
  potential common shares outstanding ..       5,876        6,605        7,200        7,754        7,681(2)
                                           =========    =========    =========    =========    =========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments ........   $   1,981    $   8,517    $   5,439    $   6,204    $   5,517
Working capital ........................         615        3,687          581        6,498        5,064
Intangible assets (net)(3) .............      57,260       56,924       60,065       59,538       26,005
Total assets ...........................      77,180       83,631       86,536       86,672       48,728
Total debt .............................       6,900       14,900       20,036       26,029           --
Stockholders' equity ...................      50,998       49,692       45,806       42,662       31,682


                                 AUG. 31,    MAY 31,   FEB. 28,   NOV. 30,   AUG. 31,    MAY 31,   FEB. 28,   NOV. 30,   AUG. 31,
                                   2001       2001       2001       2000       2000       2000       2000       1999       1999
                                   ----       ----       ----       ----       ----       ----       ----       ----       ----
STATISTICAL DATA:

Covered lives (000's) ........      2,271      1,767      1,737      1,725      1,736      1,758      1,986      2,322      2,416

NUMBER OF CONTRACT LOCATIONS:

Contract locations in
 operation ...................        124        127        129        122        128        134        140        141        147
Contract locations signed
 and unopened ................         14         10         10         14         10         11         12         10          6
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
Total contract locations .....        138        137        139        136        138        145        152        151        153
                                 ========   ========   ========   ========   ========   ========   ========   ========   ========

SERVICES COVERED BY CONTRACTS:

Inpatient ....................        123        127        128        121        123        126        129        128        133
Partial hospitalization ......         40         41         45         50         65         75         81         81         86
Outpatient ...................         17         18         19         19         20         26         26         26         27
Home health ..................          3          4          3          4          5          8          8          8          7
CQI+ & PsychScope ............        168        128        125        113        115        115        114        110        106

TYPES OF TREATMENT PROGRAMS:

Geropsychiatric ..............        109        113        116        121        137        154        164        158        165
Adult psychiatric ............         45         47         48         46         47         46         45         50         54
Substance abuse ..............          1          1          2          2          3          3          3          4          4
Physical rehabilitation ......         24         25         27         23         24         25         25         25         25
Other mental health ..........          4          4          2          2          3          7          7          6          5

(1) Other revenues for the fiscal years ended August 31, 1998 and 1997 consist primarily of physician contract management fees and a favorable cost report adjustment. Other revenues for the years ended August 31, 2000 and 1999 consist primarily of physician contract management fees and revenues related to the Company's Mental Health Outcomes business. Other revenues for the year ended August 31, 2001 consist primarily of physician contract management fees, revenues related to the Company's Mental Health Outcomes business, and consulting revenue.

(2) Adjusted for the Specialty transaction based on historical share amounts, converting each outstanding share of Specialty Common Stock into 147.4616 shares of Horizon Common Stock.

(3) Intangible assets consist of goodwill and service contracts related to various acquisitions of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a provider of employee assistance plans ("EAP") and behavioral health services to business and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts, which totaled 952 as of August 31, 2001. At that date the Company had 646 contracts to provide EAP and managed behavioral health services covering approximately 2.3 million lives. Over the last nine years, the Company has increased its management contracts from 43 to a total of 138 as of August 31, 2001 and currently has contract locations in 36 states and the District of Columbia. Of its management contracts, 112 relate to mental health treatment programs and 26 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+. At August 31, 2001, the Company had contracts to provide outcome measurement services at 160 contract locations as well as 8 database project contracts.

      The Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members. The Company's strategic plan contemplates continued growth in this area of its business. In addition, the Company plans to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its client hospitals to include other clinical and related services and programs. A significant challenge in marketing clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals by marketing its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company has successfully expanded the breadth of services it offers to include the full continuum of mental health services, including outcome measurement services, and physical rehabilitation services. Its management contracts increasingly cover multiple services.

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

      During the fiscal year ended August 31, 2000, the Company experienced the termination of six significant managed care contracts, one of which occurred in the quarter ended November 30, 1999, three of which terminated during the quarter ending February 29, 2000, and one of which terminated during the quarter ended May 31, 2000 under a multi-year transitional phase out arrangement, with a majority of the impact in the first year. The effects of the sixth termination occurred gradually over the fiscal year ended August 31, 2001. One of the six contract terminations arose from a client insolvency, which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. In the prior fiscal year ended August 31, 2000 the six significant contracts provided annual revenues of approximately $6.8 million, or about 5% of the company's total annual revenues. In the fiscal year ended August 31, 2001 the remaining contract provided revenues of $634,000. The full financial impact of the terminations was realized during fiscal year 2001. The Company has initiated a number of expense reduction measures to mitigate the financial impact of these terminations, which included reductions in staffing and the closing five of the Company's nine clinic locations.

      The four remaining Company owned clinics operated in the state of Florida derive income from counseling and therapy services rendered, and from providing services to patients who are employees of customers under various EAP or managed care contracts.

      Mental Health Services

      The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the number of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community and increasingly cover multiple treatment programs and services. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more mental health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping) in connection with the operations of its programs. As the Company has expanded the breadth of treatment programs it offers to hospitals, it began to move from managing one type of treatment program under a single contract with a hospital to managing multiple treatment programs under such contract.

      Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 2001, 2000 and 1999, the Company had successfully retained 86%, 79% and 78%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves. In addition, a number of contracts have not renewed or been closed since passage of the 1997 Balanced Budget Act due to a decline in profitability, resulting from unfavorable changes in Medicare reimbursement.

      Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient volume, a fixed monthly fee or reimbursement for specified direct program costs plus a fixed fee. The management fee is frequently subject to periodic adjustments as a result of changes in the consumer price index or other economic factors. Payors, including

Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on an inpatient basis may decrease and, as an alternative, the number of patients served on a per diem, episodic or capitated basis will increase in the future. However, additional changes in Medicare reimbursement may also unfavorably impact these groups and the Company's management contract business as well.

      Over the past four years, the Company has increased revenues through acquisitions (discussed below) and through internal growth by adding services, price escalators and volume increases at existing contract locations. The increases have primarily been due to the increased range of services offered per contract and the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor affecting revenues has been the Company's policy of establishing a minimum direct margin threshold for its management contracts.

      The Company's mix of programs has changed over the last six years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs as a percentage of the Company's total mental health programs have increased from approximately 57% to 69% during that period.

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

      Amendments to the Medicare regulations in 1997 as part of the Balanced Budget Act, established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. In some cases, the reimbursement limitations have resulted in decreased amounts reimbursed to the Company's client hospitals and have led to the renegotiation of a lower contract management fee structure for the Company. In other cases the reimbursement limitations have resulted in the termination or non-renewal of the management contract, or closure of the program.

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, which lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Revenues from partial hospitalization services were $7.4 million or 7.9% of total contract management revenues for the year ended August 31, 2001, down approximately $7.8 million, or 51.3% from the prior fiscal year. Of the Company's 138 management contracts at August 31, 2001, 54 or 39.1% of the contracts include partial hospitalization services. Of the 54 contracts including partial hospitalization services, 40 program locations had partial hospitalization services in operation, 12 program locations were in operation but the partial hospitalization services were not in operation, and 2 program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while unlikely and not expected, could reduce operating income by $2.5 million or more annually.

      In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts that must be satisfied in order to receive a CMS determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. CMS has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

      Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period beginning no earlier than January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

      OPERATING EXPENSES

      The primary factor affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period. Operating expenses consist primarily of salaries and benefits paid to its clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have a psychiatric medical director, a program director who is usually a psychologist or a social worker, a community education coordinator and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors have a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are generally employees of the Company. At August 31, 2001, the Company had an average of 7 employees per contract location.

      Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised of approximately 42% salaries and benefits and approximately 38% medical claims from providers. Medical claims includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes.

      ACQUISITIONS

      Effective October 1, 2001, the Company acquired all the mental health management contracts of Perspectives Health Management Corporation in an asset purchase transaction for approximately $2.9 million. The contracts cover 12 mental health management contract locations.

      Acquisitions during the last three years have affected the Company's results of operation and financial condition. Details of these acquisitions are included in Note 3 to Consolidated Financial Statements included elsewhere herein this Form 10-K.

      RESULTS OF OPERATIONS

      The following table sets forth for the fiscal years ended August 31, 2001, 2000 and 1999, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts in operation and covered lives at the end of each fiscal year.


                                                        FISCAL YEAR ENDED AUGUST 31,
                                                     -----------------------------------
                                                      2001          2000          1999
                                                     -------       -------       -------
Revenues:
  Contract management revenues .................        73.3%         70.3%         67.0%
  Premiums and fees ............................        24.9          28.6          32.5
  Other ........................................         1.8           1.1           0.5
                                                     -------       -------       -------

Total revenues .................................       100.0         100.0         100.0

Operating expenses
  Salaries and benefits ........................        54.8          53.6          51.9
  Medical claims ...............................         9.0          10.7          14.4
  Purchased services ...........................         9.3           9.2           9.4
  Provision for bad debts ......................         1.3           0.7           0.4
  Other ........................................        12.9          12.5          12.2
  Depreciation and amortization ................         3.5           3.8           3.0
                                                     -------       -------       -------

Total operating expenses .......................        90.8          90.5          91.3
                                                     -------       -------       -------

Operating income ...............................         9.2           9.5           8.7
                                                     -------       -------       -------

Interest and other income (expense), net .......        (0.3)         (0.7)         (0.8)
                                                     -------       -------       -------

Income before income taxes .....................         8.9           8.8           7.9

Income tax provision ...........................         3.6           3.5           3.2
                                                     -------       -------       -------

Net income .....................................         5.3%          5.3%          4.7%
                                                     =======       =======       =======

Number of management contracts, end of year ....         138           138           153

Covered lives (000's) ..........................       2,271         1,736         2,416

 FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2000

      Revenue. Revenues for the fiscal year ended August 31, 2001 were $127.7 million representing a decrease of $6.0 million, or 4.5%, as compared to revenues of $133.7 million for the prior fiscal year. Contract management revenue decreased a net $390,000 as a result of a decrease in partial hospitalization program revenue of $7.8 million resulting from the unfavorable decline due to the Medicare reimbursement change in partial hospitalization programs in operation from 61, as of August 31, 2000, to 40, as of August 31, 2001. This decrease was substantially offset by a $6.4 million increase due to both a 6.6% increase in revenue per average psychiatric location in operation and a 18.0% increase in revenue per average rehab location in operation, as well as a $1.0 million contract termination fee. Premiums and fees decreased $6.4 million, or 16.7% primarily due to the continued effect, i.e. the annualization of the termination of managed care contracts whose revenues for fiscal year 2001 were $634,000 versus $6.8 million for the previous year.

      Salaries and Benefits. Salaries and benefits for the fiscal year ended August 31, 2001 were $69.9 million representing a decrease of $1.6 million, or 2.2%, as compared to salaries and benefits of $71.5 million for the prior fiscal year. Average full time equivalents for the fiscal year ended August 31, 2001 were 1,093 representing a decrease of 96, or 8.1%, as compared to average full time equivalents of 1,189 for the fiscal year ended August 31, 2000. A decrease of 31 or 2.6% is attributable to the termination of the managed care contracts and the associated closure of five clinic locations during the third quarter of fiscal year 2000. Also contributing to the decrease is the decline in the average number of locations in operation from 138.3 for the fiscal year ended August 31, 2000 to 126.7 for the fiscal year ended August 31, 2001, as well as cost control initiatives taken by the Company in response to the reduction in revenues. Salary and benefit cost per full time equivalent for the fiscal year ended August 31, 2001 was $63,952 representing an increase of $3,817 per full time equivalent or 6.3% as compared to salary and benefit cost of $60,135 per full time equivalent for the fiscal year ended August 31, 2000. Circumstances contributing to the nationwide increases in employee compensation costs were competitive market conditions, rising healthcare costs and, specifically for the Company, the shift in the mix of its employee base.

      Depreciation and Amortization. Depreciation and amortization expenses for fiscal year 2001 were $4.5 million representing a decrease of $600,000 or 11.8%, as compared to depreciation and amortization expenses of $5.1 million for the prior fiscal year. A decrease of $355,000 is due to the accelerated depreciation expense of certain capitalized software in fiscal year 2000. The remaining decrease is due to the Company's limited capital expenditure requirements, which resulted in depreciation generated from assets acquired during the period being less than a reduction in depreciation associated with items becoming fully depreciated.

      Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts) Other operating expenses for the fiscal year ended August 31, 2001 were $41.5 million representing a decrease of $2.8 million or 6.1%, as compared to other operating expenses of $44.3 million for the prior fiscal year. The following components identify the primary variances between the periods reported.

      Medical claims expense for the fiscal year ended August 31, 2001 was $11.5 million, representing a decrease of $2.8 million or 19.6%, as compared to medical claims expense of $14.3 million for the prior fiscal year. This is primarily the result of the termination of the six managed care contracts discussed earlier. Inpatient days per year per one thousand members decreased from an average of 16.8 for fiscal year 2000 to 15.3 for fiscal year 2001, due to continued utilization management as well as to a more favorable mix of contracts.

      Purchased services for the fiscal year ended August 31, 2001 were $11.8 million, representing a decrease of $440,000 or 3.6%, as compared to purchased services of $12.3 million for the prior fiscal year. Medical specialist fees decreased $839,000 in fiscal year 2001, compared to fiscal year 2000. This decrease is primarily a result of the decrease in the average number of contract locations in operation, from 138.3 in fiscal 2000 to 126.7 in fiscal 2001. Consulting fees also decreased by $259,000, in fiscal year 2001, as compared to fiscal year 2000. This decrease was primarily due to the reclassifications of development expenses for software and Knox Keene California licensing in 2001 by the Company's HBS subsidiary. These decreases were partially offset by an increase in the recognition of corporate development expenses for physician reference services of $330,000, resulting primarily from the costs related to establishing a provider network in California in conjunction with obtaining the Knox Keene license. Legal fees also increased in fiscal year 2001 by $248,000, compared to fiscal year 2000. This increase was primarily due to the expenses associated with the Knox-Keene licensing process in California, as well as for the Department of Justice inquiry in California related to the Company's HMHM subsidiary.

      Bad debt expense for the fiscal year ended August 31, 2001 was $1.8 million, representing an $887,000 increase as compared to $877,000 for the prior fiscal year. This increase is primarily the result of reserves recorded for the outstanding balances related to several contract management agreements in which the contract has terminated, litigation is being pursued and/or the hospital has failed or is expected to fail soon.

      Other operating expenses for fiscal year 2001 were $16.5 million, a decrease of $300,000 or 1.8%, as compared to other operating expense of $16.8 million for the prior fiscal year. Rent expense decreased $890,000 primarily due to one-time charges, in fiscal 2000, related to the closing of five managed care clinic locations in Florida and to rent acceleration caused by the abandonment of lease property to consolidate Florida operations. Legal settlement expense increased $710,000 due to an increase in estimates for actual and projected legal claims and settlements and related expenses that were and/or may be incurred related to the current fiscal year. The remaining decrease of $120,000 is primarily the result of several Company initiated expense reduction measures, which have significantly reduced expenses.

      Interest and Other Income (Expense), Net. Interest income, interest expense and other income for fiscal year 2001 was a net expense of $372,000 as compared to $960,000 in net expense for fiscal year 2000. This change is primarily a result of a decrease in interest expense of $621,000 related to a reduction in the outstanding credit facility balances between the periods, as well as to lower interest rates. The weighted average outstanding balance for fiscal year 2001 was $8.2 million with an ending balance of $6.9 million. The weighted average outstanding balance for fiscal year 2000 was $17.3 million with an ending balance of $14.9 million.

      Income Tax Expense. Income tax expense for fiscal year 2001 was $4.5 million representing a decrease of $300,000, or 6.3%, as compared to income tax expense of $4.8 million for the prior fiscal year. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for fiscal years 2001 and 2000 were 40.0% and 40.2% respectively.

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

      Income Tax Expense. Income tax expense for fiscal year 2000 was $4.8 million representing an increase of $200,000, or 0.4%, as compared to income tax expense of $4.6 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for fiscal years 2000 and 1999 were 40.2% and 39.8% respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with the Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loans outstanding under the then existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, repurchase shares (subject to certain limits), and finance future acquisitions by the Company. As of August 31, 2001, the Company had borrowings of $6.9 million outstanding against the revolving credit facility.

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

      The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $6.1 million was purchased as of August 31, 2001. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

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

      The Company believes that its future cash flow from operations (which were $12.0 million for the year ended August 31, 2001) and cash of $2.0 million at August 31, 2001 will be sufficient to cover cash requirements over the next twelve months, including estimated capital expenditures of $1.0 million, other than financing that may be required and entered into for acquisitions.

      Effective October 1, 2001, the Company acquired all of the mental health management contracts of Perspectives Health Management ("PHM") for approximately $2.9 million in an asset purchase transaction. The acquisition was funded by incurring debt of $2.9 million under the revolving credit facility.

      Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") for approximately $3.5 million. The acquisition was funded by incurring debt of $3.5 million under the revolving credit facility.

      Effective April 1, 1999, the Company acquired all of the outstanding capital stock of REACH for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the then existing term loan facility.

      Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth for approximately $2.0 million. The acquisition was funded by incurring debt of $2.0 million under the then existing term loan facility.

      Effective June 1, 1998, the Company acquired from Ramsay Health Care, Inc. all the outstanding capital stock of FPM for $20.0 million, subject to certain post-closing adjustments. The acquisition was funded by incurring debt of $20.0 million under the then existing term loan facility.

      On October 31, 1997, the Company acquired all of the outstanding capital stock of Acorn for approximately $12.7 million. To fund the acquisition, the Company utilized approximately $1.7 million of existing cash and incurred debt of approximately $11.0 million under the then existing revolving credit facility.

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

CERTAIN EARNINGS DATA

      The following table sets forth for the fiscal years ended August 31, 2001 and 2000, diluted earnings per share based on net income plus amortization expense related to goodwill, net of tax.

                                                                      2001    2000
                                                                      ----    ----
     Adjusted earnings per share
     (Net income plus amortization related to goodwill, net of tax)   $1.33   $1.23

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

         At August 31, 2001, the Company had approximately $6.9 million of debt obligations outstanding with a weighted average interest rate of 6.65%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2001, would change interest expense by approximately $46,000 annually. This would be funded out of cash flows from Operations, which were $12.0 million for the twelve months ended August 31, 2001.

         At August 31, 2000, the Company had approximately $14.9 million of debt obligations outstanding with a weighted average interest rate of 7.625%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2000, would change interest expense by approximately $114,000 annually.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-22 attached hereto, all of which information is incorporated by reference into this Item 8.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 16, 2002 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

         The information called for by this Item 10 with respect to executive officers of the Company appears under the caption EXECUTIVE OFFICERS OF THE REGISTRANT following Item 4 of Part I of this Report, and is incorporated by reference into this Item 10.


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

 10.1     - Amended and Restated Credit Agreement dated November 15, 2000, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and the Chase Manhattan Bank, as Agent and Individually as a Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

 10.2     - Sixth Amendment to Letter Loan Agreement dated November 15, 2000, between North Central Development Corporation, as Borrower, Horizon Health Corporation and subsidiaries as limited guarantors, and the Chase Manhattan Bank, as the Lender (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

 10.3     - Lease Agreement dated as of December 20, 1995 between North Central
            Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit
            10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

 10.4     - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended
            (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

 10.5     - Horizon Mental Health Management, Inc. 1995 Stock Option Plan
            (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

 10.6     - Horizon Mental Health Management, Inc. Amended and Restated 1995
            Stock Option Plan for Eligible Outside Directors. (Incorporated herein by reference to Exhibit 10.12 to the Nov 1995 Form 10-Q)

 10.7     - Amendments to 1989 Stock Option Plan and 1995 Stock Option Plan
            (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.8     - Amendments to 1995 Stock Option Plan and 1995 First Amended and
            Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

 10.9     - Amendment to 1995 Amended and Restated Stock Option Plan for
            Eligible Outside Directors (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

10.10     - Horizon Health Corporation 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

10.11     - Horizon Health Corporation Employee Stock Purchase Plan
            (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

10.12     - Horizon Health Corporation Bonus Plan Fiscal 2001 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

10.13     - Horizon Health Corporation Bonus Plan Fiscal 2002 (filed herewith).

10.14     - Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

10.15     - Agreement dated August 31, 1999 between Horizon Health Corporation,
            Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31,
            1999).

10.16     - Employment Agreement, dated November 1, 2001 between Horizon Health
            Corporation and James W. McAtee (filed herewith).

11        - Statement Regarding Computation of Per Share Earnings (filed herewith).

21        - List of Subsidiaries of the Company (filed herewith).

23        - Consent of PricewaterhouseCoopers LLP (filed herewith).

(b) The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report.

                      Current report on Form 8-K filed with the Commission on October 2, 2001. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the 4th quarter and year end financial results on October 16, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 15, 2001
                               HORIZON HEALTH CORPORATION


                               BY:          /S/ RONALD C. DRABIK
                                  ______________________________________________
                                              RONALD C. DRABIK
                                      SENIOR VICE PRESIDENT - FINANCE AND
                                       ADMINISTRATION AND TREASURER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                        CAPACITY                            DATE

/s/  JAMES W. MCATEE            Director, President, Chief Executive        November 15, 2001
__________________________      Officer and Secretary
      James W. McAtee           (Principal Executive Officer)

/s/  RONALD C. DRABIK           Senior Vice President - Finance and         November 15, 2001
__________________________      Administration and Treasurer
      Ronald C. Drabik          (Principal Financial and Accounting
                                Officer)

/s/  JAMES KEN NEWMAN           Director and Chairman of the Board          November 15, 2001
__________________________
      James Ken Newman

/s/  JACK R. ANDERSON           Director                                    November 15, 2001
__________________________
      Jack R. Anderson

/s/  GEORGE E. BELLO            Director                                    November 15, 2001
__________________________
      George E. Bello

/s/  WILLIAM H. LONGFIELD       Director                                    November 15, 2001
__________________________
      William H. Longfield

/s/  JAMES E. BUNCHER           Director                                    November 15, 2001
__________________________
      James E. Buncher

/s/  DONALD E. STEEN            Director                                    November 15, 2001
__________________________
      Donald E. Steen

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants....................................F-2

Consolidated Balance Sheets at August 31, 2001 and 2000..............F-3

Consolidated Statements of Operations
For the Years Ended August 31, 2001, 2000, and 1999..................F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended August 31, 2001, 2000, and 1999..................F-6

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2001, 2000, and 1999..................F-7

Notes to Consolidated Financial Statements...........................F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors
and Stockholders of
Horizon Health Corporation:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2001, in conformity with auditing standards generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSE COOPERS LLP

Pricewaterhouse Coopers LLP
October 8, 2001
Dallas, Texas

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                         August 31,
                                                                               ------------------------------
                                                                                  2001              2000
                                                                               ----------        ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                 $1,980,635        $8,516,869
     Accounts receivable less allowance for doubtful accounts of
      $2,439,216 and $2,547,774 at August 31, 2001 and 2000,                   12,289,274        11,513,860
      respectively
     Prepaid expenses and supplies                                                567,216         1,240,359
     Income taxes receivable                                                       59,024           613,678
     Other receivables                                                             52,384           139,307
     Other assets                                                                 285,072           346,137
     Deferred taxes                                                             2,158,885         1,835,721
                                                                                ---------         ---------
          TOTAL CURRENT ASSETS                                                 17,392,490        24,205,931

Property and Equipment, net (Note 4)                                            2,232,363         2,109,921

Goodwill, net of accumulated amortization of $7,263,001
    and $5,826,098 at August 31, 2001 and 2000,                                53,245,225        51,572,505
    respectively
Contracts, net of accumulated amortization of $9,106,190
    and $7,426,048 at August 31, 2001 and 2000,                                 4,014,753         5,351,718
    respectively
Other noncurrent assets                                                           294,852           390,969
                                                                                ---------         ---------
          TOTAL ASSETS                                                        $77,179,683       $83,631,044
                                                                              ===========       ===========

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                 August 31,
                                                                       -----------------------------
                                                                          2001               2000
                                                                       ------------      -----------
CURRENT LIABILITIES:
     Accounts payable                                                 $  1,369,180     $     62,088
     Employee compensation and benefits                                  6,087,793        6,439,857
     Medical claims payable                                              3,229,415        3,724,854
     Accrued expenses (Note 5)                                           6,090,621        6,071,673
     Current portion long term debt                                           --          3,600,000
                                                                      ------------     ------------
          TOTAL CURRENT LIABILITIES                                     16,777,009       20,518,472

     Other noncurrent liabilities                                        1,780,385          966,818
     Long-term debt, net of current portion                              6,900,000       11,300,000
     Deferred income taxes                                                 723,911        1,154,111
                                                                      ------------     ------------
          TOTAL LIABILITIES                                             26,181,305       33,939,401
                                                                      ------------     ------------
Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized;
          none issued or outstanding                                          --               --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          7,267,750 shares issued and 5,322,439 shares outstanding
          at August 31, 2001, and 7,267,750 shares issued and
          6,323,595 outstanding at August 31, 2000                          72,678           72,678
     Additional paid-in capital                                         17,990,859       18,136,353
     Retained earnings                                                  45,364,006       38,573,364
     Treasury stock                                                    (12,429,165)      (7,090,752)
                                                                      ------------     ------------
                                                                        50,998,378       49,691,643
                                                                      ------------     ------------
          TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                      $ 77,179,683     $ 83,631,044
                                                                      ============     ============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended August 31,
                                        --------------------------------------------------
                                             2001             2000                1999
                                        -------------     -------------     --------------
REVENUES:
     Contract management revenue        $  93,519,556     $  93,908,317     $  97,836,682
     Premiums and fees                     31,830,085        38,273,739        47,451,923
     Other                                  2,310,186         1,500,444           711,744
                                        -------------     -------------     --------------
          Total revenues                  127,659,827       133,682,500       146,000,349
                                        -------------     -------------     --------------
EXPENSES:
     Salaries and benefits                 69,914,266        71,554,387        75,741,311
     Medical claims                        11,476,617        14,278,995        20,959,797
     Purchased services                    11,848,652        12,288,079        13,735,058
     Provision for doubtful accounts        1,763,984           877,376           588,705
     Other                                 16,455,061        16,799,097        17,877,120
     Depreciation and amortization          4,510,424         5,101,355         4,459,600
                                        -------------     -------------     --------------
     Operating expenses                   115,969,004       120,899,289       133,361,591
                                        -------------     -------------     --------------
Operating income                           11,690,823        12,783,211        12,638,758
                                        -------------     -------------     --------------
Other income (expense):
     Interest expense                        (638,398)       (1,261,970)       (1,430,985)
     Interest income and other                266,727           302,384           255,285
                                        -------------     -------------     --------------
Income before income taxes                 11,319,152        11,823,625        11,463,058
Income tax provision                        4,528,510         4,756,377         4,562,297
                                        -------------     -------------     --------------
Net income                              $   6,790,642     $   7,067,248     $   6,900,761
                                        -------------     -------------     --------------
Earnings per common share:
     Basic                              $        1.21     $        1.11     $        1.00
                                        -------------     -------------     --------------
     Diluted                            $        1.16     $        1.07     $        0.96
                                        -------------     -------------     --------------
Weighted average shares outstanding:
     Basic                                  5,614,566         6,369,846         6,874,646
                                        -------------     -------------     --------------
     Diluted                                5,876,490         6,604,903         7,199,677
                                        -------------     -------------     --------------



                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                Common         Additional                                 Treasury
                                                Stock           Paid-in         Retained     Treasury       Stock,
                                     Shares     Amount          Capital         Earnings      Shares       at Cost        Total
                                  ---------    --------      ------------     ------------   ---------  ------------   ------------
Balance at August 31, 1998        7,231,812    $ 72,318      $ 17,984,638     $ 24,605,355          --       $    --   $ 42,662,311
 Net income                              --          --                --        6,900,761          --                    6,900,761
 Purchase of treasury stock              --          --                --               --     766,100    (5,617,400)    (5,617,400)
 Tax benefit associated
   with stock options exercised          --          --         1,236,320               --          --            --      1,236,320
 Exercise of stock options:
   Issuance of treasury stock            --          --          (681,623)              --    (162,778)    1,203,231        521,608
   Newly issued shares               35,938         360           101,893               --          --            --        102,253
                                  ---------    --------      ------------     ------------   ---------  ------------   ------------
Balance at August 31, 1999        7,267,750      72,678        18,641,228       31,506,116     603,322    (4,414,169)    45,805,853
 Net Income                              --          --                --        7,067,248          --            --      7,067,248
 Purchase of treasury stock              --          --                --               --     423,200    (3,363,138)    (3,363,138)
 Tax benefit associated with
   stock options exercised               --          --           357,841               --          --            --        357,841
 Employee stock purchases                --          --           (39,957)              --     (14,642)      109,968         70,011
 Exercise of stock options:
   Issuance of treasury stock            --          --          (822,759)              --    (123,481)      934,684        111,925
   Employee surrenders for
     tax payments                        --          --                --               --      55,756      (358,097)      (358,097)
                                  ---------    --------      ------------     ------------   ---------  ------------   ------------
Balance at August 31, 2000        7,267,750      72,678        18,136,353       38,573,364     944,155    (7,090,752)    49,691,643
 Net Income                              --          --                --        6,790,642          --            --      6,790,642
 Purchase of treasury stock              --          --                --               --   1,103,563    (6,143,533)    (6,143,533)
 Tax benefit associated with
   stock options exercised               --          --           414,558               --          --            --        414,558
 Employee stock purchases                --          --           (37,832)              --     (23,959)      151,076        113,244
 Exercise of stock options:
   Issuance of treasury stock            --          --          (522,220)              --    (108,610)      778,462        256,242
   Employee surrenders for
     tax payments                        --          --                --               --      30,162      (124,418)      (124,418)
                                   ---------    --------      ------------     ------------   ---------  ------------   ------------
Balance at August 31, 2001        7,267,750    $ 72,678      $ 17,990,859     $ 45,364,006   1,945,311  ($12,429,165)  $ 50,998,378
                                  =========    ========      ============     ============   =========  ============   ============




                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended August 31,
                                                                                ----------------------------------------------
                                                                                    2001             2000            1999
                                                                                -------------    ------------     ------------
Operating activities:
     Net income                                                                 $  6,790,642     $  7,067,248     $  6,900,761
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            4,510,424        5,101,355        4,459,600
          Deferred income taxes                                                     (435,979)        (464,058)         198,586
          Non-cash expenses                                                          (20,180)         119,226           (1,247)
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                                             43,215        1,371,539          887,387
          Decrease (increase) in income taxes receivable                             554,654         (249,758)         (46,723)
          Decrease in other receivables                                               86,923           88,587           58,035
          Decrease (increase) in prepaid expenses and supplies                       680,722         (397,658)        (605,183)
          (Increase) decrease in other assets                                       (127,757)         875,953         (497,920)
          (Decrease) increase in accounts payable, employee compensation
             and benefits, medical claims payable, and accrued expenses             (912,245)      (1,690,429)          17,274
          Increase in other noncurrent liabilities                                   813,567          611,627          117,883
                                                                                ------------     ------------     ------------
Net cash provided by operating activities                                         11,983,986       12,433,632       11,488,453
                                                                                -------------    ------------     ------------
Investing activities:
     Purchase  of property and equipment                                          (1,494,511)        (928,884)        (985,057)
     Proceeds from sale of equipment                                                  32,601            2,700            5,275
     Payment for purchase of Occupational Health Consultants of America,
         Inc., net of cash acquired                                               (3,499,000)              --               --
     Payment for purchase of Resources in Employee Assistance and
         Corporate Health, Inc., net of cash acquired                                     --               --       (1,936,352)
     Payment for purchase of ChoiceHealth, Inc.,  net of cash acquired                    --               --       (1,847,390)
     Proceeds from purchase price adjustment of FPM Behavioral Health, Inc.               --               --        2,423,531
                                                                                -------------    ------------     ------------
Net cash used in investing activities                                             (4,960,910)        (926,184)      (2,339,993)
                                                                                ------------     ------------     ------------
Financing activities:
     Payments on long-term debt                                                  (51,600,000)      (5,135,706)     (20,605,531)
     Borrowing under lines of credit                                              43,600,000               --       14,500,000
     Net proceeds from stock options exercised                                            --               --          102,253
     Tax benefit associated with stock options exercised                             414,558          357,841        1,236,320
     Purchase of treasury stock                                                   (6,143,533)      (3,363,138)      (5,617,400)
     Issuance (surrenders) of treasury stock                                         169,665         (288,086)         470,111
                                                                                -------------    ------------     ------------
Net cash used in financing activities                                            (13,559,310)      (8,429,089)      (9,914,247)
                                                                                -------------    ------------     ------------
Net (decrease) increase in cash and cash equivalents                              (6,536,234)       3,078,359         (765,787)
Cash and cash equivalents at beginning of year                                     8,516,869        5,438,510        6,204,297
                                                                                -------------    ------------     ------------
Cash and cash equivalents at end of year                                        $  1,980,635     $  8,516,869     $  5,438,510
                                                                                ============     ============     ============
Supplemental disclosure of cash flow information
     Cash paid during the period for:
          Interest                                                              $    614,723     $  1,275,870     $  1,450,459
                                                                                ============     ============     ============
          Income taxes                                                          $  4,397,100     $  4,462,776     $  3,616,830
                                                                                ============     ============     ============

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           2001(A)          2000        1999(B)
                                          ----------    ----------   -----------
Non-cash investing activities:
         Fair value of assets acquired    $ 4,351,970        --     $ 4,527,904
         Cash paid                        (3,500,000)        --     (1,626,167)
                                          ----------    ----------   -----------
         Liabilities assumed              $   851,970        --     $ 2,901,737
                                          ===========   ==========  ===========



(A) Acquisition of Occupational Health Consultants of America, Inc. effective August 1, 2001.

(B) Acquisition of ChoiceHealth, Inc., Resource in Employee Assistance and Corporate Health, Inc., and the purchase price adjustments of FPM Behavioral Health, Inc. during fiscal year 1999.






                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2001, 2000 AND 1999

1.     ORGANIZATION

       Horizon Health Corporation ("the Company") is a provider of employee assistance programs ("EAP") and behavioral health services to businesses and managed care organizations, as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; and Nashville, Tennessee metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

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

       Effective October 5, 1998, the Company acquired all of the outstanding capital stock of ChoiceHealth, Inc. ("ChoiceHealth") of Westminster, Colorado. ChoiceHealth has been consolidated with the Company as of October 5, 1998 (see Note 3). Effective April 1, 1999, the Company acquired all of the outstanding capital stock of Resources in Employee Assistance and Corporate Health, Inc. ("REACH"). REACH has been consolidated with the Company as of April 1, 1999 (see Note 3). Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA"). OHCA has been consolidated with the Company as of August 1, 2001 (see Note 3).

 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       CONSOLIDATION: The consolidated financial statements include those of the Company and it's wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

       CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

       PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over the assets' estimated useful lives. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

       CONTRACTS: Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years.

       GOODWILL: Goodwill represents the excess of cost over fair value of net assets acquired and is being amortized using the straight-line method over 40 years.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of August 31, 2001. In addition, per the certain provisions in SFAS 141 and SFAS 142, goodwill acquired in the acquisition of OHCA effective August 1, 2001 has not been amortized.

       Management believes the adoption of this standard will have a material impact on its financial statements in that its income before taxes will be increased by an amount equal to the amortization expenses that would have otherwise been charged to earnings under current accounting standards, approximately $1.4 million annually. Additionally, the Company's future earnings may periodically be affected in a materially adverse manner should particular segments of its goodwill balances become impaired pursuant to the valuation methodology.

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

       COMMON STOCK REPURCHASE PROGRAM: On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. On February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of August 31, 2001, the Company had repurchased an additional 1,103,563 shares of its common stock (2,292,863 total shares repurchased since September 1998). The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 347,552 shares have been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2001. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

       Premium and fees revenue includes capitated patient services revenues, which are defined by contract and are calculated on a per-member/per-month fee, a fixed fee, and/or a fee for service basis. Capitated revenue is accrued in a similar manner as contract management revenue. For certain contracts the Company bears the economic risk if capitated revenue is insufficient to meet the cost of behavioral health care services incurred by covered members. At August 31, 2001, capitated revenue was more than sufficient to meet these costs.

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

       SEGMENT INFORMATION: In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal structure that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires certain disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       operations or financial position of the Company but did result in changes in the disclosure of segment information (see Note 13).

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

3.     ACQUISITIONS

       OHCA, INC.

       Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee, and OHCA has been consolidated with the company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to self-insured employers. OHCA had total revenues of approximately $2.4 million (unaudited) for the seven months ended July 31, 2001. As of August 31, 2001, the preliminary allocation of the purchase price exceeded the fair value of OHCA's tangible net assets by $3,452,797, of which $3,109,621 is recorded as goodwill and $343,176 as service contracts. Tangible assets acquired and liabilities assumed totaled $899,173 and $851,970, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at August 31:

                                            2001          2000
                                         ----------    -----------
       Computer Hardware                $2,588,003    $2,216,818
       Computer Software                 1,449,041     1,105,458
       Furniture and Fixtures            2,268,985     2,080,498
       Office Equipment                    944,993       860,705
       Transportation (Vehicles)            65,539        25,093
       Leasehold Improvements              571,734       454,380
                                        ----------    -----------
                                         7,888,295     6,742,952
       Less accumulated depreciation     5,655,932     4,633,031
                                        ----------    -----------
                                        $2,232,363    $2,109,921
                                        ==========    ==========

       Depreciation expense was $1,393,380, $1,988,315 and $1,420,704 for the years ended August 31, 2001, 2000, and 1999, respectively.

5.     ACCRUED EXPENSES

       Accrued expenses consisted of the following at August 31:

                                                2001                 2000
                                            ------------          ----------
       Reserve for contract adjustments      $  812,334           $1,075,459
       Health insurance                         987,784              900,293
       Other                                  4,290,503            4,095,921
                                            ------------          ----------
                                            $ 6,090,621           $6,071,673
                                            ===========           ==========

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.     LONG-TERM DEBT

       Long-term debt consisted of the following at August 31:

                                                                                  2001                 2000
                                                                               -----------         -----------
       Chase Bank of Texas, National Association - Advance Term Loan
       Facility                                                                        --          $14,900,000
       Revolving Credit Facility                                               $6,900,000                   --
                                                                               -----------         -----------
                                                                                6,900,000           14,900,000
                                                                               -----------         -----------
       Less current maturities                                                         --            3,600,000
                                                                               -----------         -----------
                                                                               $6,900,000          $11,300,000
                                                                               ==========          ===========

       The aggregate maturities of long-term debt during the next five fiscal years are $0 in 2002, $6,900,000 in 2003; and $0 in 2004, 2005 and 2006.
       On December 9, 1997, the Company entered into a Credit Agreement (the "Credit Agreement") with Chase Bank of Texas, National Association, as Agent for itself and other lenders party to the Credit Agreement for a senior secured credit facility in an aggregate amount of up to $50.0 million (the "Credit Facility"). The Credit Facility consisted of a $10.0 million revolving credit facility (terminated June 30, 2000) and an initial $40.0 million term loan facility which expired November 30, 1999.

       On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loan outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, pay dividends, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of August 31, 2001 the Company had borrowings of $6.9 million outstanding against the revolving credit facility.

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At August 31, 2001, the weighted average interest rate on outstanding indebtedness under the credit facility was 6.65%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million during any twelve consecutive monthly periods), (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the Amended Credit Facility require the Company to satisfy certain ongoing financial covenants. The Amended Credit Facility is collateralized by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

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

       On April 28, 1995 the board of directors created the 1995 Stock Option Plan for Eligible Outside Directors for outside directors owning less than 5% of the stock of the Company. 150,000 shares of common stock are reserved for issuance under this plan. This plan provides for option grants to each eligible director each time he is re-elected to the board after having served as a director for at least one year since his initial grant under the plan. Options vest ratably over five years from the date of grant.

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

                                                    2001                          2000                           1999
                                        -----------------------------    ---------------------------  ------------------------------
                                                          Weighted                       Weighted                        Weighted
                                                          Average                         Average                         Average
                                           Options     Exercise Price    Options      Exercise Price     Options      Exercise Price
                                        -----------  ----------------  -----------    --------------  -------------    -------------
       Outstanding at beginning of      1,322,143    $    5.40                        $   4.95            1,361,293    $    7.69
       year                                                             1,352,840
            Granted                        90,285         4.97            142,054         6.49              680,040         7.05
            Exercised                     108,610         2.36            123,481         0.91              198,716         3.14
            Expired or canceled            20,184         6.32             49,270         7.34              489,777        16.22

       Outstanding at end of year       1,283,634    $    5.61          1,322,143     $   5.40            1,352,840    $    4.95

       Exercisable at end of year         777,796    $    4.88            730,486     $   3.98              710,310    $    2.80

       Available for grant at end of      255,602           --            325,703           --              418,487           --
           year

       The following table summarizes information about options outstanding under the Plans at August 31, 2001:

                                                        Options Outstanding                     Options Exercisable
                                     --------------------------------------------    ------------------------------
                                                      Weighted
                                                       Average        Weighted                        Weighted
                                                      Remaining        Average                         Average
                                       Number        Contractual      Exercise         Number         Exercise
         Range of Exercise Price     Exercisable        Life            Price        Outstanding        Price
         ----------------------      -----------     ------------     -----------    -----------      -------------
                   $ 1.00 - 5.50         546,490            3.98       $  3.16           431,240       $    2.68
                     6.75 - 9.75         733,144            6.97          7.35           344,956            7.54
                           23.75           4,000            6.01         23.75             1,600           23.75


                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 2001, 2000 and 1999 net earnings and earnings per share would have been:

                                                      2001             2000              1999
                                                  -----------       -----------      -----------
          Net Earnings
               As reported                        $ 6,790,642       $ 7,067,248      $ 6,900,761
               Pro forma (unaudited)              $ 6,190,083       $ 6,531,026      $ 6,175,069

          Earnings per share
               Basic
                    As reported                      $   1.21          $   1.11         $   1.00
                    Pro forma (unaudited)            $   1.10          $   1.03         $   0.90
               Diluted
                    As reported                      $   1.16          $   1.07         $   0.96
                    Pro forma (unaudited)            $   1.05          $   0.99         $   0.86

       In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                  2001          2000          1999
                                                --------      --------      --------
                 Risk free interest rate           5.8%          6.4%          5.1%
                 Expected life (years)              6.4           6.4           6.4
                 Expected volatility              48.6%         45.8%         53.1%
                 Expected dividend yield           0.0%          0.0%          0.0%

       In accordance with SFAS 123, the weighted average fair value of options granted during 2001, 2000 and 1999 was $2.77, $3.53, and $4.07 respectively.

8.     RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all eligible employees. The Company can elect to make contributions at its discretion. For the years ended August 31, 2001, 2000 and 1999 the Company made contributions of approximately $550,000, $471,000, and $466,000 respectively.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.     INCOME TAXES

       Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense for the years ended August 31 is comprised of the following components:

                                    Federal               State                Total
                                  -----------           -----------         -----------
       2001
            Current               $ 4,597,323           $  663,303          $ 5,260,626
            Deferred                 (657,027)             (75,089)            (732,116)
                                  -----------           -----------         -----------
                                  $ 3,940,296           $  588,214          $ 4,528,510
                                  ===========           ===========         ===========
       2000
            Current               $ 3,908,136           $  662,724          $ 4,570,860
            Deferred                  166,238               19,263              185,501
                                  -----------           -----------         -----------
                                  $ 4,074,374           $  681,987          $ 4,756,361
                                  ===========           ===========         ===========
       1999
            Current               $ 3,967,561           $  835,410          $ 4,802,971
            Deferred                 (215,987)             (24,687)            (240,674)
                                  -----------           -----------         -----------
                                  $ 3,751,574           $  810,723          $ 4,562,297
                                  ===========           ===========         ===========


       The components of the net deferred tax asset at August 31 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                   2001               2000
                                                -----------      -------------
       Contracts                                $   (64,046)       $(1,058,593)
       Goodwill                                  (2,457,714)        (1,325,080)
                                                -----------        -----------
       Deferred tax liabilities                  (2,521,760)        (2,383,673)
                                                -----------        -----------
       Accounts receivable                        1,237,944          1,075,299
       Vacation accruals                            561,936            614,381
       Fixed assets/intangibles                     666,335            537,108
       Miscellaneous accruals                     1,047,740            278,564
       Net operating loss carryforward              421,546            559,946
                                                -----------        -----------
       Deferred tax assets                        3,935,501          3,065,298
                                                -----------        -----------
       Net deferred tax asset                   $ 1,413,741        $   681,625
                                                ===========        ===========

       At August 31, 2001, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $1,100,000. These carryforwards, subject to annual utilization limits, may be utilized to offset future years' income and will begin to expire during 2011 if unused prior to that date.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company's effective income tax rate:

                                                     Tax Rate 2001           2001             2000            1999
                                                  -----------------      -----------       ------------    ------------
       Federal income taxes based on 35% of
           book income                                        35.0%       $3,961,709        $4,138,268      $4,012,071
      Permanent adjustments:
      Meals and entertainment,
           goodwill and other permanent
           adjustments                                         2.3%          264,356           274,973         280,854
      State income taxes and other
           adjustments                                         2.7%          302,445           343,120         269,372
                                                  -----------------      -----------       ------------    ------------
                                                              40.0%       $4,528,510        $4,756,361      $4,562,297
                                                  -----------------      -----------       ------------    ------------

10.    COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

               Years ended August 31,
                    2002                          $2,358,262
                    2003                           1,911,211
                    2004                           1,386,336
                    2005                             956,251
                    2006                             483,246
                                                  -----------
                                                  $7,095,306
                                                  ===========

       Rent expense for the years ended August 31, 2001, 2000, and 1999 was $2,282,279, $3,174,094 and $2,325,321, respectively.

       The Company leases a building it occupies as its executive offices and National Support Center in the Dallas suburb of Lewisville, Texas. The Company has extended the lease through November 15, 2003. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company has also agreed to purchase the building for approximately $4.5 million at the end of the extended lease term, if it is not sold to a third party, or the Company does not further extend its lease.

       The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary. Management is unaware of any claims against the Company that would cause the final expenses for professional and general liability to vary materially from amounts provided.

       The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, which may lower Medicare reimbursement levels to many hospitals for partial hospitalization services. This change may adversely affect the ability of the Company to maintain

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

       In addition, recent amendments to the Medicare statutes provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period beginning no earlier than January 1, 2002. The phase in of a prospective payment system with reimbursement based on a functional patient classification may lower Medicare reimbursement levels to hospitals for physical rehabilitation services. This could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

       In late 1999, the Company became aware that a civil qui tam lawsuit had been filed under seal naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the realtors served the complaint in the lawsuit brought under the Federal False Claims Act. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The Company has filed a motion to dismiss and discovery proceedings have been deferred until the court rules on the motion. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company.

       In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit and has furnished documents in response to the subpoena. No allegations or claims have been made against the Company. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation.

       In March 2001, Horizon Behavioral Services, Inc., a subsidiary of Horizon, was served with a lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc. The lawsuit asserts similar but separate claims against two unaffiliated co-defendants. The damages in the lawsuit are unspecified. Horizon's insurance carrier has provided the Company a preliminary indication that some of the claims asserted in the lawsuit may not be covered by insurance. To date, Horizon does not have sufficient information to fully evaluate the claim or any particular future outcome of this lawsuit.

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

11.    COMMON STOCK

       The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan ("the Plan"). The purpose of the Plan, which became effective January 1, 2000, is to provide employees of the Company and its subsidiaries the opportunity to acquire an ownership interest in the Company through the purchase of Common Stock at a price below current market prices. The Plan offers eligible employees the ability to purchase company stock at a price 15% below the current market price at designated periods. Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two six-month offering periods which are defined as January 1 - June 30 or July 1 - December 31. Related to the Plan the Company issued 23,959 shares of Common Stock from treasury for the fiscal year ended August 31, 2001, and 14,642 shares from treasury for the fiscal year ended August 31, 2000.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:

                                     2001                                2000                                1999
                       ---------------------------------   ---------------------------------   ----------------------------------
                       Net Income     Shares    Per Share  Net Income    Shares     Per Share  Net Income    Shares     Per Share
                       Numerator    Denominator  Amount    Numerator    Denominator  Amount    Numerator    Denominator   Amount
                       ----------   ----------- ---------  ----------   -----------  --------  ---------    -----------  --------
Basic EPS               6,790,642    5,614,566    $1.21    7,067,248    6,369,846     $1.11     6,900,761   6,874,646    $  1.00
                                                =========                            ========                            ========
Effect of dilutive
securities
warrants and options                   261,924                            235,097                             325,031
                                     ----------                         -----------                          ----------
Diluted EPS             6,790,642    5,876,490   $  1.16    7,067,248   6,604,943    $  1.07   $6,900,761   7,199,677    $  0.96
                        =========    =========   =======    =========   =========    =======   ==========   =========    =======

       During 2001, 2000, and 1999 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

                     QUARTER ENDED        OPTIONS EXCLUDED     OPTION PRICE RANGE
                  --------------------   ------------------   ---------------------
                    August 31, 2001             4,000                $23.75
                      May 31, 2001             87,250            $ 8.92 - $23.75
                   February 28, 2001           757,657           $ 6.91 - $23.75
                   November 30, 2000           805,859           $ 5.50 - $23.75
                    August 31, 2000            770,432           $ 6.91 - $23.75
                      May 31, 2000             775,337           $ 6.91 - $23.75
                   February 29, 2000           176,700           $ 7.42 - $23.75
                   November 30, 1999           772,910           $ 6.91 - $23.75
                    August 31, 1999            176,700           $ 7.42 - $23.75
                      May 31, 1999             152,971           $ 7.42 - $23.75
                   February 28, 1999           707,036           $ 6.91 - $23.75
                   November 30, 1998           163,390           $ 7.42 - $23.75

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

The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/segment:

                      (A)            (B)            (C)                (D)           [E]
                                   Horizon
                    Horizon         Mental       Specialty           Mental
                   Behavioral       Health         Rehab              Health                      Intercompany
2001                Services      Management     Management          Outcomes      Other**        Eliminations**  Consolidated
----               -----------   ------------   ------------        -----------   ----------     --------------   ------------
Revenues         $ 32,033,007    $ 79,312,050    $ 13,455,317     $  2,664,220   $    195,233     $         --     $127,659,827
Intercompany
Revenues              104,711              --              --           (4,371)            --         (100,340)              --

EBITDA *            2,328,287      23,147,486       2,362,926         (176,198)   (11,461,254)              --       16,201,247

Total Assets       42,680,807      80,883,068       8,245,106          199,313     27,259,279      (82,087,890)      77,179,683


2000
----
Revenues         $ 38,602,113    $ 81,836,862    $ 11,923,946     $  1,100,485   $    219,094     $         --     $133,682,500
Intercompany
Revenues               74,670              --              --        1,378,352             --       (1,453,022)              --

EBITDA *            3,064,968      22,440,675       1,877,450          (41,513)    (9,457,014)              --       17,884,566

Total Assets       41,546,397      65,779,473       6,385,289          300,823     24,621,800      (55,002,738)      83,631,044



1999
----
Revenues         $ 47,009,295    $ 88,055,266    $ 10,406,230     $    450,228   $     79,330     $         --     $146,000,349
Intercompany
Revenues               66,152              --              --        1,723,471             --       (1,789,623)              --

EBITDA *            3,090,340      21,503,841         950,769          134,466     (8,581,058)              --       17,098,358

Total Assets       44,309,775      57,879,903       4,822,588          366,276     25,248,087      (46,090,884)      86,535,745

* Earnings before interest, taxes, depreciation and amortization (division operating profit).
** Changes in the reporting relationships of subsidiaries cause fluctuations between periods.

(A)  Horizon Behavioral provides managed care and employee assistance programs.
(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.
(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(D) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs and psychiatric data- base services. Beginning in Fiscal Year 2001 Mental Health Outcomes began recording revenue directly for the Horizon Mental Health Management contracts that provide CQI+.
(E) "Other" represents the Company's corporate offices and National Support Center located in Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       The following is a summary of unaudited quarterly financial data for fiscal 2001 and 2000:

                                                            Operating              Net               Earnings Per Share
                                     Revenues                Income              Income             Basic          Diluted
                                    --------------       -------------       --------------     --------------------------
   Quarter Ended:

    August 31, 2001                   $ 32,608,181          $3,007,744         $ 1,731,043          $ 0.33          $ 0.30
    May 31, 2001                        32,359,252           2,854,174           1,670,898            0.31            0.30
    February 28, 2001                   31,871,436           2,930,165           1,722,640            0.31            0.30
    November 30, 2000                   30,820,958           2,898,740           1,666,061            0.27            0.26
                                        ----------           ---------           ---------            ----            ----
    Total Year                        $127,659,827         $11,690,823         $ 6,790,642          $ 1.21          $ 1.16

    August 31, 2000                   $ 32,440,639          $3,068,399         $ 1,719,319          $ 0.27          $ 0.26
    May 31, 2000                        32,390,990           3,260,014           1,824,511            0.29            0.28
    February 29, 2000                   33,564,893           3,160,359           1,738,285            0.28            0.27
    November 30, 1999                   35,285,978           3,294,439           1,785,133            0.27            0.26
                                        ----------           ---------           ---------            ----            ----
    Total Year                        $133,682,500         $12,783,211         $ 7,067,248          $ 1.11          $ 1.07


15.      SUBSEQUENT EVENT

         ACQUISITION OF PERSPECTIVES HEALTH MANAGEMENT: Effective October 1, 2001, the Company purchased all the mental health management contracts of Perspectives Health Management ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 mental health management contract locations. The management contracts cover 12 inpatient mental health programs, one partial hospitalization mental health program and three intensive outpatient mental health programs. Currently, annualized revenues for the contracts approximate $4.7 million (unaudited). The management contracts constituted all of the business operations of PHM. The purchase price of approximately $2.9 million in cash was funded by the Company's revolving credit facility.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants on Financial Statement Schedule........S - 2

Schedule VIII Valuation and Qualifying Accounts..........................S - 3

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors and Stockholders of Horizon Health Corporation


Our audits of the consolidated financial statements referred to in our report dated October 8, 2001 appearing on page F - 2 of this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule as listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth herein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP



PricewaterhouseCoopers LLP
Dallas, Texas
October 8, 2001

                           HORIZON HEALTH CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS


                                                  Additions
                                 Balance at      Charged to   Uncollectible                       Balance
                                 Beginning        Costs and     Accounts                           at end
                                 Of Period        Expenses     Written off    Adjustments       of Period
Year ended August 31, 1997:
Allowance for doubtful
accounts                        $ 2,387,622  $  3,033,693   $ (4,023,355)   $  (40,537)(1)     $ 1,357,423

Year ended August 31, 1998:
Allowance for doubtful
accounts                          1,357,423       759,467       (401,910)      187,132(1,2)      1,902,112

Year ended August 31, 1999:
Allowance for doubtful
accounts                          1,902,112       588,705     (1,109,393)    1,599,425(1,2,3)    2,980,849

Year ended August 31, 2000:
Allowance for doubtful
accounts                          2,980,849       877,376     (1,447,187)      136,736(1,2)      2,547,774

Year ended August 31, 2001:
Allowance for doubtful
accounts                        $ 2,547,774  $  1,763,984   $ (1,375,682)  $  (496,861)(1,2)   $ 2,439,216









(1) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability.

(2) Adjustment reflects items reserved as other receivables, therefore their reserve is not included in the allowance for receivables.

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

      10.1        -  Amended and Restated Credit Agreement dated November 16,
                     2000, between Horizon health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and the Chase Manhattan Bank, as Agent and Individually as a Bank (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

      10.2        -  Sixth Amendment to Letter Loan Agreement dated November 15,
                     2000, between North Central Development Corporation, as Borrower, Horizon Health Corporation and subsidiaries as limited guarantors, and the Chase Manhattan Bank, as the Lender (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 2000).

      10.3        -  Lease Agreement dated as of December 20, 1995 between North
                     Central Development Company and Horizon Mental Health Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

      10.4        -  Horizon Health Group, Inc. 1989 Stock Option Plan, as
                     amended (incorporated herein by reference to Exhibit 10.52 of Amendment No. 2 to the Company's Form S-1).

      10.5        -  Horizon Mental Health Management, Inc. 1995 Stock Option
                     Plan (incorporated herein by reference to Exhibit 10.11 to the November 1995 Form 10-Q).

      10.6        -  Horizon Mental Health Management, Inc. Amended and Restated
                     1995 Stock Option Plan for Eligible Outside Directors. (Incorporated herein by reference to Exhibit 10.12 to the November 1995 Form 10-Q)

      10.7        -  Amendments to 1989 Stock Option Plan and 1995 Stock Option
                     Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated September 1,
                     1997).

      10.8        -  Amendments to 1995 Stock Option Plan and 1995 First Amended
                     and Restated Stock Option Plan for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated September 1, 1997).

      10.9        -  Amendment to 1995 Amended and Restated Stock Option Plan
                     for Eligible Outside Directors (incorporated herein by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

      10.10       -  Horizon Health Corporation 1998 Stock Option Plan
                     (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

      10.11       -  Horizon Health Corporation Employee Stock Purchase Plan
                     (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

      10.12       -  Horizon Health Corporation Bonus Plan Fiscal 2001
                     (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000).

      10.13       -  Horizon Health Corporation Bonus Plan Fiscal 2002 (filed herewith).

      10.14       -  Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 1, 1997).

      10.15       -  Agreement dated August 31, 1999 between Horizon Health
                     Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit
                     10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

      10.16       -  Employment Agreement, dated November 1, 2001 between
                     Horizon Health Corporation and James W. McAtee (filed herewith).

      11          -  Statement Regarding Computation of Per Share Earnings
                     (filed herewith).

      21          -  List of Subsidiaries of the Company (filed herewith).

      23          -  Consent of PricewaterhouseCoopers LLP (filed herewith).


      (b) The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report.

                     Current report on Form 8-K filed with the Commission on October 2, 2001. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the 4th quarter and year end financial results on October 16, 2001.