Form 10-Q
period 2001-11-30
HORIZON HEALTH CORP /DE/
filed 2001-12-21
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2001

                                       or

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of December 18, 2001, was 5,331,039.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS........................................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of November 30, 2001 (unaudited)
                  and August 31, 2001............................................................................ 3

                  Consolidated Statements of Operations for the three months ended
                  November 30, 2001 and 2000 (each unaudited).................................................... 5

                  Consolidated Statements of Cash Flows for the three months ended
                  November 30, 2001 and 2000 (each unaudited).................................................... 6

                  Notes to Consolidated Financial Statements (unaudited)......................................... 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................18

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................19

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             NOVEMBER 30, 2001    AUGUST 31, 2001
                                                             -----------------   -----------------
                                                                (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                    $       1,782,027   $       1,980,635
Accounts receivable less allowance for doubtful
   accounts of  $2,725,916 at November 30, 2001 and
   $2,439,216 at August 31, 2001                                    14,087,536          12,289,274
Prepaid expenses and supplies                                          948,843             567,216
Income taxes receivable                                                     --              59,024
Other receivables                                                      190,210              52,384
Other assets                                                           212,653             285,072
Deferred taxes                                                       2,236,965           2,158,885
                                                             -----------------   -----------------

       TOTAL CURRENT ASSETS                                         19,458,234          17,392,490
                                                             -----------------   -----------------

Property and Equipment, net (Note 4)                                 2,008,147           2,232,363

Goodwill (Note 5)                                                   55,523,296          53,245,225
Contracts, net of accumulated amortization of $9,553,692
   at November 30, 2001, and $9,106,190 at August 31, 2001           4,249,011           4,014,753
Other non-current assets                                               191,094             294,852
                                                             -----------------   -----------------
       TOTAL ASSETS                                          $      81,429,782   $      77,179,683
                                                             =================   =================



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  NOVEMBER 30, 2001     AUGUST 31, 2001
                                                                  -----------------    -----------------
                                                                     (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                              $       1,512,783    $       1,369,180
    Employee compensation and benefits                                    5,425,071            6,087,793
    Medical claims payable                                                3,263,648            3,229,415
    Accrued expenses                                                      8,642,334            6,090,621
                                                                  -----------------    -----------------

         TOTAL CURRENT LIABILITIES                                       18,843,836           16,777,009

    Other noncurrent liabilities                                          1,542,009            1,780,385
    Long-term debt (Note 6)                                               6,900,000            6,900,000
    Deferred income taxes                                                   981,475              723,911
                                                                  -----------------    -----------------

         TOTAL LIABILITIES                                               28,267,320           26,181,305
                                                                  -----------------    -----------------

Commitments and contingencies (Note 7)                                           --                   --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                                    --                   --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,322,639 shares
      outstanding at November 30, 2001 and 7,267,750 shares
      issued and 5,322,439 shares outstanding at August 31,2001              72,678               72,678
    Additional paid-in capital                                           18,014,684           17,990,859
    Retained earnings                                                    47,502,987           45,364,006
    Treasury stock, at cost (1,945,111 shares at November 30,
      2001 and 1,945,311 shares at August 31, 2001) (Note 8)            (12,427,887)         (12,429,165)
                                                                  -----------------    -----------------
                                                                         53,162,462           50,998,378
                                                                  -----------------    -----------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                     $      81,429,782    $      77,179,683
                                                                  =================    =================



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                           THREE MONTHS ENDED NOVEMBER 30,
                                           -------------------------------
                                                2001            2000
                                            ------------    ------------
Revenues:
   Contract management revenues             $ 23,486,612    $ 22,434,461
   Premiums and fees                           9,066,717       7,810,942
   Other                                       1,237,010         575,555
                                            ------------    ------------
Total revenues                                33,790,339      30,820,958

Expenses:
   Salaries and benefits                      18,156,383      16,557,711
   Medical claims                              3,212,754       2,980,547
   Purchased services                          3,267,795       2,912,002
   Provision for doubtful accounts               275,312         359,024
   Other                                       4,595,890       3,979,070
   Depreciation and amortization (Note 5)        749,203       1,133,864
                                            ------------    ------------
Operating expenses                            30,257,337      27,922,218

Operating income                               3,533,002       2,898,740

Other income (expense):
   Interest expense                              (72,951)       (285,103)
   Interest and other income                      23,784         153,918
                                            ------------    ------------


Income before income taxes                     3,483,835       2,767,555
Income tax provision                           1,344,856       1,101,494
                                            ------------    ------------


Net income                                  $  2,138,979    $  1,666,061
                                            ============    ============

Earnings per common share (Note 5):
   Basic                                    $        .40    $        .27
                                            ============    ============
   Diluted                                  $        .37    $        .26
                                            ============    ============

Weighted average shares outstanding:
   Basic                                       5,322,632       6,254,598
                                            ============    ============
   Diluted                                     5,780,069       6,408,033
                                            ============    ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 THREE MONTHS ENDED NOVEMBER 30,
                                                                                 -------------------------------
                                                                                     2001              2000
                                                                                 ------------      ------------
Operating Activities:
   Net income                                                                    $  2,138,979      $  1,666,061
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization (Note 5)                                       749,203         1,133,864
         Deferred income taxes                                                        257,564           (11,049)
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                            (1,799,358)         (895,561)
      Decrease in income taxes receivable                                              59,024           469,973
      (Increase) decrease in other receivables                                       (137,826)           51,011
      (Increase) decrease in prepaid expenses and supplies                           (381,627)          432,975
      Decrease (increase) in other assets                                              98,098           (17,953)
      Increase (decrease) in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                     1,027,669          (579,004)
      Increase in income taxes payable                                              1,018,437                --
      (Decrease) increase in other non-current liabilities                           (238,376)        1,334,580
                                                                                 ------------      ------------

   Net cash provided by operating activities                                        2,791,787         3,584,897
                                                                                 ------------      ------------

Investing activities:
   Purchase of property and fixed assets                                              (77,451)         (760,883)
   Payments for OHCA price adjustment                                                 (38,047)               --
   Payment for purchase of management contract business                            (2,900,000)               --
                                                                                 ------------      ------------
        Net cash used in investing activities                                      (3,015,498)         (760,883)
                                                                                 ------------      ------------

Financing Activities:
   Payments on long term debt                                                     (19,000,000)         (900,000)
   Proceeds from long term borrowings                                              19,000,000                --
   Tax benefit associated with stock options exercised                                 24,190            96,318
   Purchase of treasury stock                                                              --        (2,492,015)
   Issuance (surrenders) of treasury stock                                                913          (124,418)
                                                                                 ------------      ------------

   Net cash from (used) in financing activities                                        25,103        (3,420,115)
                                                                                 ------------      ------------

Net (decrease) in cash and cash equivalents                                          (198,608)         (596,101)

Cash and cash equivalents at beginning period                                       1,980,635         8,516,869
                                                                                 ------------      ------------
Cash and cash equivalents at end of period                                       $  1,782,027      $  7,920,768
                                                                                 ============      ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                   $     92,654      $    235,724
                                                                                 ============      ============
      Income taxes                                                               $     64,813      $      7,037
                                                                                 ============      ============

   Non-cash investing activities (A):
      Fair value of assets acquired                                              $  2,938,047                --
      Cash paid                                                                    (2,938,047)               --
                                                                                 ------------      ------------
      Liabilities assumed                                                                  --                --
                                                                                 ============      ============

(A) Purchase of management contracts of Perspectives Health Management Corporation effective October 1, 2001 and the purchase price adjustment of Occupational Health Consultants of America, Inc.

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       ORGANIZATION

         Horizon Health Corporation (the "Company" or "Horizon") is a provider of employee assistance programs ("EAP") and behavioral health services to businesses and managed care organizations as well as a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania and Nashville, Tennessee metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

         BASIS OF PRESENTATION:

         The accompanying consolidated balance sheet at November 30, 2001, the consolidated statements of operations for the three months ended November 30, 2001 and 2000, and the consolidated statements of cash flows for the three months ended November 30, 2001 and 2000 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2001. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 2001, and the results of operations for the three months ended November 30, 2001 and 2000.

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

         The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                 2001                                      2000
                                                ---------------------------------------   ---------------------------------------
                                                Net Income      Shares       Per Share    Net Income      Shares       Per Share
                                                 Numerator    Denominator     Amount       Numerator    Denominator     Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------
FOR THE THREE MONTHS ENDED NOVEMBER 30,

        Basic EPS ...........................   $ 2,138,979     5,322,632   $       .40   $ 1,666,061     6,254,598   $       .27
                                                                            -----------                               -----------

        Effect of Dilutive Securities
        Options .............................                     457,437                                   153,435
                                                              -----------                               -----------
        Diluted EPS .........................   $ 2,138,979     5,780,069   $       .37   $ 1,666,061     6,408,033   $       .26
                                                ===========   ===========   ===========   ===========   ===========   ===========


         During the quarters ended November 30, 2001 and 2000, certain shares subject to options to acquire common stock were not included in certain computations of EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended November 30, 2001 excluded 4,000 shares subject to options, with an exercise price of $23.75. The computation for the quarter ended November 30, 2000 excluded 805,859 shares subject to options, with exercise prices ranging from $5.50 to $23.75.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


3.       ACQUISITIONS

         PERSPECTIVES HEALTH MANAGEMENT CORPORATION

         Effective October 1, 2001, the Company purchased all the mental health management contracts of Perspectives Health Management Corporation ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. ("LAT"). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 mental health management contract locations. The management contracts cover 12 inpatient mental health programs, one partial hospitalization mental health program and three intensive outpatient mental health programs. Currently, annualized revenues for the contracts approximate $4.7 million (unaudited). The management contracts constituted all of the business operations of PHM. The purchase price of approximately $2.9 million in cash was funded by the Company's revolving credit facility. Of the $2.9 million purchase price, $2,229,927 is recorded as goodwill and $681,760 as contract valuation.

         OCCUPATIONAL HEALTH CONSULTANTS OF AMERICA, INC.

         Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee for $3.5 million, and OHCA has been consolidated with the company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to self-insured employers. OHCA had total revenues of approximately $2.4 million (unaudited) for the seven months ended July 31, 2001. During the quarter ending November 30, 2001, the Company paid post closing adjustments of $38,047. After the adjustment, the purchase price exceeded the fair value of OHCA's tangible net assets by $3,500,941 of which $3,157,765 is recorded as goodwill and $343,176 as service contract valuation. Tangible assets acquired and liabilities assumed totaled $898,078 and $860,972 respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at November 30, 2001 and August 31, 2001:

                                NOVEMBER 30,    AUGUST 31,
                                    2001           2001
                                ------------   ------------
Computer Hardware               $  2,642,406   $  2,588,003
Computer Software                  1,449,382      1,449,041
Furniture and Fixtures             2,273,903      2,268,985
Office Equipment                     964,125        944,993
Transportation (Vehicles)             65,539         65,539
Leasehold Improvements               571,734        571,734
                                ------------   ------------
                                   7,967,089      7,888,295

Less Accumulated Depreciation      5,958,942      5,655,932
                                ------------   ------------
                                $  2,008,147   $  2,232,363
                                ============   ============

         Depreciation expense for the three months ended November 30, 2001 and 2000 totaled $301,700 and $355,625, respectively.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.       GOODWILL

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting, and that goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company has elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001. In addition, per certain provisions in SFAS 141 and SFAS 142, goodwill acquired in the acquisition of OHCA effective August 1, 2001 has not been amortized.

         The following table sets forth comparative net income and earnings per share data based on net income plus amortization expense related to goodwill, net of tax.

                              THREE MONTHS ENDED NOVEMBER 30,
                              -------------------------------
                                  2001               2000
                              ------------       ------------
Reported net income           $  2,138,979       $  1,666,061
Goodwill amortization                   --            263,567
                              ------------       ------------

Adjusted net income           $  2,138,979       $  1,929,628
                              ============       ============

Basic earnings per share:
    Reported net income                .40                .27
    Goodwill amortization               --                .04
                              ------------       ------------

Adjusted net income           $        .40       $        .31
                              ============       ============

Diluted earnings per share:
     Reported net income               .37                .26
     Goodwill amortization              --                .04
                              ------------       ------------

Adjusted net income           $        .37       $        .30
                              ============       ============

6.       LONG-TERM DEBT

         At November 30, 2001 and August 31, 2001, the Company had long-term debt comprised of a revolving credit facility with an outstanding balance of $6.9 million.

         On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, that refinanced the certain term loan then outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, repurchase shares (subject to certain limits) and finance future acquisitions by the Company.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At November 30, 2001, the weighted average interest rate on outstanding indebtedness under the credit facility was 4.32%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

         On December 12, 2001, the Company received from JP Morgan Chase a letter of intent to provide the Company with a five year credit facility comprised of (a) a $30 million revolving credit facility with an accordion feature whereby the commitments for the facility may be increased up to $50 million during the first two years, (b) reductions in the revolving credit facility commitment in the third year (to 80% of the commitment at the end of year two), and (c) a conversion of the then outstanding balance at the end of year three to a two year term loan facility. If the pending agreement is finalized, the revolving facility could be used for general corporate purposes, acquisitions, and to refinance the balance on the existing revolving facility.

7.       COMMITMENTS AND CONTINGENCIES

         The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Nine months ending August 31, 2002                    $1,658,567
For the year ending August 31, 2003                    1,842,362
For the year ending August 31, 2004                    1,410,889
For the year ending August 31, 2005                      987,743
For the years ending August 31, 2006 and thereafter      515,686
                                                      ----------
                                                      $6,415,247
                                                      ==========

         Rent expense for the three months ended November 30, 2001 and 2000 totaled $670,373 and $520,730 respectively.

         The Company leases a building it occupies as its executive offices and National Support Center in the Dallas suburb of Lewisville, Texas. The Company has extended the lease through November 15, 2003. In connection with this lease transaction, the Company guaranteed a loan of approximately $900,000 by a financial institution to the building owner. The Company has also agreed to purchase the building for approximately $4.4 million at the end of the extended lease term, if it is not sold to a third party, or the Company does not further extend its lease.

         The Company is insured for professional and general liability on a claims-made basis, with additional tail coverage being obtained when necessary. The Company is involved in litigation arising in the ordinary course of business, including matters involving general and professional liability. It is the opinion of management that the ultimate disposition of such litigation, net of any applicable insurance, would not be significantly in excess of any reserves or have a material adverse effect on the Company's financial position or results of operations.

         In late 1999, the Company became aware that a civil qui tam lawsuit had been filed under seal naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the relators served the complaint in the lawsuit brought under the Federal False Claims Act. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The Company has filed a motion to dismiss and discovery proceedings have been deferred until the court rules on the motion. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company. During the quarter there were no significant developments in connection with this suit.

         In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit and has furnished documents in response to the subpoena. No allegations or claims have been made against the Company. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation. During the quarter there were no significant developments in connection with this suit.

         In March 2001, Horizon Behavioral Services, Inc., a subsidiary of Horizon, was served with a lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc. The lawsuit asserts similar but separate claims against two unaffiliated co-defendants. The damages in the lawsuit are unspecified. Horizon's insurance carrier has provided the Company a preliminary indication that some of the claims asserted in the lawsuit may not be covered by insurance. To date, Horizon does not have sufficient information to fully evaluate the claim or any particular future outcome of this lawsuit. During the quarter there were no significant developments in connection with this suit.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.       STOCK REPURCHASES

         On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. On February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of November 30, 2001, the Company had repurchased an additional 1,103,563 shares of its common stock (2,292,863 total shares repurchased since September 1998). The stock repurchase plans, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 347,752 and 347,552 shares respectively, had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of November 30, 2001 and August 31, 2001, respectively. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company is currently not actively pursuing share repurchases. The Company accounts for the treasury stock using the cost method.

9.       SEGMENT INFORMATION

         The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                               (A)           (B)           (C)           (D)           (E)
                                           Horizon
                             Horizon        Mental      Specialty       Mental
                            Behavioral      Health        Rehab         Health                     Intercompany
                             Services     Management    Management     Outcomes        Other       Eliminations   Consolidated
                           ------------  ------------  ------------  ------------   ------------   ------------   ------------
THREE MONTHS ENDED:
NOVEMBER 30, 2001
Revenues                   $  9,170,379  $ 20,017,310  $  3,651,398  $    913,903   $     37,349   $         --   $ 33,790,339
Inter Company Revenues           39,336            --            --            --             --        (39,336)            --

Earnings before interest,
taxes, depreciation and
Amortization (EBITDA)           880,303     5,476,606       909,777        56,710     (3,041,191)                    4,282,205

Total Assets                 42,525,162    82,653,817     9,122,283       958,050     26,978,617    (80,808,147)    81,429,782

NOVEMBER 30, 2000
Revenues                   $  7,847,475  $ 19,081,346  $  3,110,159  $    738,889   $     43,089   $         --   $ 30,820,958
Inter Company Revenue            19,204            --            --       (12,287)            --         (6,917)            --

Earnings before interest,
taxes, depreciation, and
Amortization (EBITDA)           351,625     5,270,580       390,059       105,698     (2,085,358)            --      4,032,604

Total Assets                 41,374,769    67,453,383     6,954,496       373,591     27,046,431    (60,581,152)    82,621,518

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         The Company is a provider of employee assistance plans ("EAP") and behavioral health services to businesses and managed care organizations, as well as a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services and the number of its management contracts. The Company had 149 management contracts as of November 30, 2001 with contract locations in 35 states and the District of Columbia. Of its management contracts, 125 relate to mental health treatment programs and 24 relate to physical rehabilitation programs. The Company has developed a proprietary mental health outcomes measurement system known as CQI+. Of the 166 outcomes measurement contracts at November 30, 2001, services are currently provided at 146 locations, with the remaining 20 not yet commenced. In addition, the Company provides to pharmaceutical companies retrospective and Phase IV clinical research services targeted towards the central nervous system therapeutic area. Of the six clinical research projects in operation at November 30, 2001, three relate to retrospective projects and three relate to Phase IV projects.

         Through its subsidiary Horizon Behavioral Services, Inc., at November 30, 2001, the Company had 667 contracts to provide EAP and managed behavioral health services covering 2.3 million lives. The Company offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services.

         In October 2000, Horizon Behavioral Services, Inc. was awarded a three year, Full Accreditation (the highest level) from the National Committee for Quality Assurance (NCQA) under its 2000 standards for managed behavioral health care organizations (MBHOs). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care and other related organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members and to help organizations achieve the highest level of performance possible.

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

         The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, which lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. For the quarter ended November 30, 2001, the number of partial programs in operation decreased by 2 from 40 to 38. Over the last twelve months the number has decreased from 50 to 38.

         Revenues from partial hospitalization services were $1.5 million or 6.2% of total contract management revenues for the quarter ended November 30, 2001, down approximately $900,000, or 38% from the prior fiscal year. Of the Company's 149 management contracts at November 30, 2001, 50 or 33.6% of the contracts include partial hospitalization services. Of the 50 contracts including partial hospitalization services, 38 program locations had partial hospitalization services in operation, 10 program locations were in operation but the partial hospitalization services were not in operation, and 2 program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while not expected, could reduce operating income by $1.7 million or more annually.

         In April 2000, the Centers for Medicare and Medicaid Services, or "CMS" (formerly Health Care Financing Administration or "HCFA") adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health and rehabilitation units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts that must be satisfied in order to receive a CMS determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 are "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient units managed by the Company is currently unclear in several respects. CMS has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient units managed by the Company and uncertainty as to whether the current structure of the management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules could result in termination or non-renewal of management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under a management contract.

         Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period beginning no earlier than January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise or lower Medicare reimbursement levels to hospitals for physical rehabilitation services. Where lower, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts.

                            SUMMARY STATISTICAL DATA

                                              NOVEMBER 30,    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                  2001           2001           2000           1999
                                              ------------   ------------   ------------   ------------
EAP AND MANAGED CARE BEHAVIORAL
   HEALTH SERVICES
Covered Lives (000'S)                                2,317          2,271          1,736          2,416


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                        138            124            128            147
Contract locations signed and unopened                  11             14             10              6
                                              ------------   ------------   ------------   ------------
Total contract locations                               149            138            138            153
                                              ============   ============   ============   ============

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                              136            123            123            133
Partial Hospitalization                                 38             40             65             86
Outpatient                                              20             17             20             27
Home health                                              3              3              5              7
CQI+ Psychscope (under contract)                       172            168            115            106

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                        121            109            137            165
Adult psychiatric                                       46             45             47             54
Substance abuse                                          1              1              3              4
Physical Rehabilitation                                 25             24             24             25
Other                                                    4              4              3              5

                              RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2001 and 2000, the percentage relationship to total revenues of certain costs, expenses and income.

                                                         THREE MONTHS
                                                       ENDED NOVEMBER 30,
                                                   -------------------------
                                                      2001           2000
                                                   ----------     ----------
Revenues:
Contract management revenues                             69.5%          72.8%
Premiums and fees                                        26.8           25.3
Other                                                     3.7            1.9
                                                   ----------     ----------

Total revenues                                          100.0          100.0

Operating revenues
   Salaries and benefits                                 53.8           53.7
   Medical claims                                         9.5            9.7
   Purchased services                                     9.7            9.4
   Provision for (recovery of) doubtful accounts          0.8            1.2
   Other                                                 13.6           12.9
   Depreciation and amortization                          2.2            3.7
                                                   ----------     ----------

Operating expenses                                       89.6           90.6
                                                   ----------     ----------

Operating income                                         10.4            9.4
                                                   ----------     ----------

Interest and other income (expenses), net                (0.1)          (0.4)
                                                   ----------     ----------

Income before income taxes                               10.3            9.0

Income tax provision                                      4.0            3.6
                                                   ----------     ----------

Net income                                                6.3%           5.4%
                                                   ==========     ==========

        THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE THREE MONTHS
                             ENDED NOVEMBER 30, 2000

         Revenue. Revenues for the three months ended November 30, 2001 were $33.8 million representing an increase of $3.0 million, or 9.6%, as compared to revenues of $30.8 million for the corresponding period in the prior fiscal year. Contract Management revenue increased $1.1 million, primarily due to the acquisition of the contracts of Perspectives Health Management ("PHM") (see Note 3 to Consolidated Financial Statements) and increases in same store sales. The PHM contract acquisition effective October 1, 2001 resulted in increased revenue of $789,000. Same store sales for contract management revenues, that is contracts in operation for the entire quarter in both the current fiscal year and prior fiscal year, increased $471,000 or 2.8% for psychiatric management contracts. Physical rehabilitation revenues increased $522,000 of which $381,000 was the result of a 14.1% increase in same store sales. These increases were offset by a decrease in psychiatric partial program revenue of $890,000 resulting from the decline in partial hospitalization programs in operation from 50, as of November 30, 2000, to 38, as of November 30, 2001. Premiums and fees increased $1.3 million primarily due to the acquisition of Occupational Health Consultants of America ("OHCA") (see Note 3 to Consolidated Financial Statements). Other revenue increased approximately $661,000 in part due to collection fees of $268,000 arising from an agreement entered into in 2001, a $166,000 increase in psychscope revenue related to two significant psychscope projects, and increases in consulting revenue and CQI contract fees of $87,000 and $74,000, respectively.

         Salaries and Benefits. Salaries and benefits for the three months ended November 30, 2001 were $18.2 million representing an increase of $1.6 million, or 9.6%, as compared to salaries and benefits of $16.6 million for the corresponding period in the prior fiscal year. Average full time equivalents for the three months ended November 30, 2001 were 1,153 representing an increase of 59 or 5.4%, as compared to average full time equivalents of 1,094 for the three months ended November 30, 2000. An increase of 47 full time equivalents, or $541,000 is attributable to the acquisition of OHCA effective August 1, 2001. An increase of 33 full time equivalents, or $377,000 is attributable to the acquisition of the contracts of PHM. Salary and benefits cost per full time equivalent for the three months ended November 30, 2001, excluding the OHCA and PHM contract full time equivalents, were $15,908 representing an increase of $734 per full time equivalent, or 4.8% as compared to salary and benefits cost of $15,174 per full time equivalent for the three months ended November 30, 2000.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended November 30, 2001 were $700,000 representing a decrease of $400,000, or 36.4%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. This was primarily due to the company's adoption of SFAS 141 and SFAS 142 which address the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the company discontinued the amortization of goodwill as of September 1, 2001 (see Note 5 to Consolidated Financial Statements).

         Other Operating Expenses (Including Medical Claims, Purchased Services and Provision for Bad Debts). Other operating expenses for the three months ended November 30, 2001 were $11.4 million, representing an increase of $1.2 million or 11.8%, as compared to other operating expenses of $10.2 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended November 30, 2001 was $3.2 million, representing an increase of $200,000 or 7.8%, as compared to medical claims expense of $3.0 million for the corresponding period in the prior fiscal year. This increase is primarily due to the purchase of OHCA.

         Purchased services for the three months ended November 30, 2001 were $3.3 million representing an increase of $400,000 or 12.2%, as compared to purchased services of $2.9 million for the corresponding period in the prior fiscal year. Consulting Fees increased $212,000 for the three months ended November 30, 2001 as compared to the three months ended November 30, 2000, primarily due to clinical, consulting, and other services related to three MHO Psychscope contracts. Locum Tenen Fees increased $100,000 for the three months ended November 30, 2001 as compared to the three months ended November 30, 2000, primarily due to the increased utilization of locum tenen physicians at three contract locations not having a permanent medical director.

         Bad debt expense was $275,000 for the three months ended November 30, 2001, representing an $84,000 decrease as compared to bad debt expense of $359,000 for the corresponding period in the prior fiscal year, due to an overall more favorable experience.

         Other expenses for the three months ended November 30, 2001 were $4.6 million representing an increase of $600,000 or 15.5%, as compared to other expenses of $4.0 million for the corresponding period in the prior fiscal year. Insurance expense increased $63,000 primarily due to increased premium charges for fiscal year 2002. Rent increased $101,000 primarily due to the acquisition of leased space associated with OHCA. Travel expense increased $120,000 due to a higher level of travel including the impact of the two acquisitions. Capital contributions increased $65,000 due to the recognition of new capital contributions to two client hospitals. Line of credit loan fees increased $151,000 primarily due to amortizing the remaining capitalized costs related with the existing credit facility in conjunction with a new commitment letter from JP Morgan Chase for a new credit facility as discussed previously (see Note 6 to Consolidated Financial Statements).

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended November 30, 2001 was a net expense of $49,000, as compared to $131,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $212,000 related to a reduction in the outstanding credit facility balance between the periods, as well as to lower interest rate levels. The weighted average outstanding balance for the three months ended November 30, 2001 was $5.9 million with an ending balance of $6.9 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $13.3 million with an ending balance of $14.0 million. The decrease in interest expense is reduced by a decrease in interest income of approximately $130,000 due to lower average cash balances.

         Income Tax Expense. For the three-month period ended November 30, 2001, the Company recorded federal and state income taxes of $1.3 million resulting in a combined tax rate of 38.6%. For the three-month period ended November 30, 2000, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.8%.


LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its future cash flow from operations (which were $11.2 million for the last twelve months and $2.8 million for the three months ended November 30, 2001), along with cash of $1.8 million at November 30, 2001, and the $15.0 million revolving credit facility (of which $8.1 million was available at November 30, 2001), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $750,000. The Company may require additional capital to fund acquisitions.

         Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with the Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loans outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of November 30, 2001, the Company had borrowings of $6.9 million outstanding against the revolving credit facility.

         The following summary of certain material provisions of the Amended Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 to a the Quarterly Report on Form 10-Q for the quarter ended November 30, 2000. Also see Note 6 to Consolidated Financial Statements contained elsewhere herein regarding an anticipated new credit facility.

         The Company and one of its subsidiaries are the borrowers under the Amended Credit Agreement, which is unconditionally guaranteed by all material subsidiaries of the Company. Principal outstanding under the Amended Credit Agreement bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus .5% or the "Eurodollar Rate" plus 1.75% to 2.25% (depending on the Company's Indebtedness to EBITDA Ratio), as selected by the Company. The Company pays interest quarterly and incurs quarterly commitment fees ranging from .375% to .5% per annum (depending on the Indebtedness to EBITDA Ratio) on the unused portion of the revolving credit facility.

         The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of

 $15.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $6.1 million was purchased as of November 30, 2001. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

         Effective September 1996, the Company entered into a lease agreement with a term of five years, which was subsequently extended to November 2003, for a building, which had been constructed, to the Company's specifications for its National Support Center. In connection with the lease transaction, the Company guaranteed a loan of approximately $900,000. The loan was by a financial institution to the owner. The Company has also agreed to purchase the building for approximately $4.4 million at the end of the extended lease term, if either the building is not sold to a third party or the Company does not further extend its lease.

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

         At November 30, 2001, the Company had approximately $6.9 million of debt obligations outstanding with a weighted average interest rate of 4.32%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2001, would change interest expense by approximately $30,000 annually. This would be funded out of cash flows from operations, which were $2.8 million for the three months ended November 30, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During the quarter there were no significant developments in connection with the civil qui tam lawsuit brought under the Federal False Claims Act naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as a defendant (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2000). The U.S. Department of Justice had previously declined to intervene in the lawsuit.

         During the quarter there were no significant developments in connection with the investigation initiated by the Northern California Office of the U.S. Department of Justice (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2001).

         During the quarter there were no significant developments in connection with the lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc., a subsidiary of the Company (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2001.).

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

         (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                  Current report on Form 8-K filed with the Commission on November 30, 2001. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the first quarter financial results on December 14, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: DECEMBER 21, 2001
                                            HORIZON HEALTH CORPORATION


                                       BY:        /s/ RONALD C. DRABIK
                                          --------------------------------------
                                                    RONALD C. DRABIK
                                             SENIOR VICE PRESIDENT-FINANCE AND
                                               ADMINISTRATION AND TREASURER
                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
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