Form 10-Q
period 2002-02-28
HORIZON HEALTH CORP /DE/
filed 2002-04-12
CIK 935007

                                                                            HORC
                                                                         2ND QTR
                                                                          FY2002


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    ------------

                         Commission file number 1-13626

                           HORIZON HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                  75-2293354
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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of April 5, 2002, was 5,430,313.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................................  3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of February 28, 2002 (unaudited)
                  and August 31, 2001...........................................................  3

                  Consolidated Statements of Operations for the three months ended
                  February 28, 2002 and 2001 (each unaudited)...................................  5

                  Consolidated Statements of Operations for the six months ended
                  February 28, 2002 and 2001 (each unaudited)...................................  6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 28, 2002 and 2001 (each unaudited)...................................  7

                  Notes to Consolidated Financial Statements (unaudited)........................  8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................................................... 15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................. 23

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................................... 24

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................................... 24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................................... 25

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                             FEBRUARY 28, 2002    AUGUST 31, 2001
                                                             -----------------    ---------------
                                                                (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                       $ 1,569,795         $ 1,980,635
Accounts receivable less allowance for doubtful
   accounts of  $3,143,567 at February 28, 2002 and
   $2,439,216 at August 31, 2001                                 13,350,757          12,289,274
Prepaid expenses and supplies                                       967,798             567,216
Income taxes receivable                                              72,415              59,024
Other receivables                                                   331,843              52,384
Other assets                                                        560,668             285,072
Deferred taxes                                                    2,352,607           2,158,885
                                                                -----------         -----------

       TOTAL CURRENT ASSETS                                      19,205,883          17,392,490
                                                                -----------         -----------

Property and Equipment, net (Note 4)                              1,998,829           2,232,363

Goodwill (Note 5)                                                55,530,874          53,245,225
Contracts, net of accumulated amortization of $9,985,501
   at February 28, 2002, and $9,106,190 at August 31,
   2001 (Note 5)                                                  3,817,201           4,014,753
Other non-current assets                                            182,915             294,852
                                                                -----------         -----------
       TOTAL ASSETS                                             $80,735,702         $77,179,683
                                                                ===========         ===========



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                             FEBRUARY 28, 2002    AUGUST 31, 2001
                                                             -----------------    ---------------
                                                                (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                           $  1,652,107         $  1,369,180
    Employee compensation and benefits                            5,656,772            6,087,793
    Medical claims payable                                        2,997,019            3,229,415
    Accrued expenses                                              7,626,585            6,090,621
                                                               ------------         ------------

         TOTAL CURRENT LIABILITIES                               17,932,483           16,777,009

    Other noncurrent liabilities                                  1,408,563            1,780,385
    Long-term debt (Note 6)                                       4,500,000            6,900,000
    Deferred income taxes                                         1,238,032              723,911
                                                               ------------         ------------

         TOTAL LIABILITIES                                       25,079,078           26,181,305
                                                               ------------         ------------

Commitments and contingencies (Note 7)                                   --                   --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
       authorized; none issued or outstanding                            --                   --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,369,308
      shares outstanding at February 28, 2002 and 7,267,750
      shares issued and 5,322,439 shares outstanding at
      August 31,2001                                                 72,678               72,678
    Additional paid-in capital                                   18,011,527           17,990,859
    Retained earnings                                            49,702,124           45,364,006
    Treasury stock, at cost (1,898,442 shares at
      February 28, 2002 and 1,945,311 shares at August 31,
      2001) (Note 8)                                            (12,129,705)         (12,429,165)
                                                               ------------         ------------
                                                                 55,656,624           50,998,378
                                                               ------------         ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                  $ 80,735,702         $ 77,179,683
                                                               ============         ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               THREE MONTHS ENDED FEBRUARY 28,
                                               -------------------------------
                                                   2002              2001
                                               ------------      ------------
Revenues:
   Contract management revenues                $ 24,061,111      $ 23,768,368
   Premiums and fees                              8,978,169         7,651,932
   Other service revenue                            902,424           451,136
                                               ------------      ------------
Total revenues                                   33,941,704        31,871,436

Expenses:
   Salaries and benefits                         19,544,720        17,848,605
   Medical claims                                 3,061,066         2,668,256
   Purchased services                             2,970,561         3,023,709
   Provision for doubtful accounts                  271,533           199,652
   Other                                          3,763,596         4,083,191
   Depreciation and amortization (Note 5)           734,629         1,117,858
                                               ------------      ------------
Operating expenses                               30,346,105        28,941,271

 Operating income                                 3,595,599         2,930,165

Other income (expense):
   Interest expense                                 (48,437)         (158,975)
   Interest and other income                         48,503            58,150
   Gain (loss) on disposal of fixed assets           (2,304)           18,000
                                               ------------      ------------


Income before income taxes                        3,593,361         2,847,340
Income tax provision                              1,394,222         1,124,700
                                               ------------      ------------


Net income                                     $  2,199,139      $  1,722,640
                                               ============      ============

Earnings per common share (Notes 2 and 5):
   Basic                                       $        .41      $        .31
                                               ============      ============
   Diluted                                     $        .38      $        .30
                                               ============      ============

Weighted average shares outstanding:
   Basic                                          5,344,036         5,579,777
                                               ============      ============
   Diluted                                        5,846,235         5,756,964
                                               ============      ============


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                               SIX MONTHS ENDED FEBRUARY, 28
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
Revenues:
   Contract management revenue                 $ 47,547,723      $ 46,202,829
   Premiums and fees                             18,044,886        15,462,874
   Other service revenue                          2,139,434         1,026,691
                                               ------------      ------------
Total revenues                                   67,732,043        62,692,394

Expenses:
   Salaries and benefits                         37,701,102        34,406,316
   Medical claims                                 6,273,820         5,648,803
   Purchased services                             6,238,357         5,935,711
   Provision for doubtful accounts                  546,845           558,676
   Other                                          8,359,485         8,062,261
   Depreciation and amortization (Note 5)         1,483,832         2,251,722
                                               ------------      ------------
Operating expenses                               60,603,441        56,863,489

                                               ------------      ------------
 Operating income                                 7,128,602         5,828,905

Other income (expense):
   Interest expense                                (121,388)         (444,078)
   Interest and other income                         72,286           212,068
   Gain (loss) on disposal of fixed assets           (2,304)           18,000
                                               ------------      ------------


Income before income taxes                        7,077,196         5,614,895
Income tax provision                              2,739,078         2,226,194
                                               ------------      ------------


Net income                                     $  4,338,118      $  3,388,701
                                               ============      ============

Earnings per common share (Notes 2 and 5):
   Basic                                       $        .81      $        .57
                                               ============      ============
   Diluted                                     $        .75      $        .56
                                               ============      ============

Weighted average shares outstanding:
   Basic                                          5,333,334         5,917,188
                                               ============      ============
   Diluted                                        5,813,152         6,082,498
                                               ============      ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED FEBRUARY 28,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             ------------      ------------
Operating Activities:
   Net income                                                                $  4,338,118      $  3,388,701
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization (Note 5)                                 1,483,832         2,251,722
         Deferred income taxes                                                    514,121          (222,321)
         Loss (gain) on disposal of fixed assets                                    2,304           (18,000)
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                        (1,065,559)       (1,589,814)
      (Increase) decrease in income taxes receivable                              (13,391)          574,931
      (Increase) decrease in other receivables                                   (279,459)            3,982
      (Increase) decrease in prepaid expenses and supplies                       (400,582)          455,292
      (Increase) in other assets                                                 (357,382)          (74,939)
      Increase (decrease) in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                 1,130,155          (512,530)
      (Decrease) increase in other non-current liabilities                       (371,822)        1,278,542
                                                                             ------------      ------------

   Net cash provided by operating activities                                    4,980,335         5,535,566
                                                                             ------------      ------------

Investing activities:
   Purchase of property and fixed assets                                         (375,406)       (1,138,456)
   Proceeds from sale of fixed assets                                               2,150            18,000
   Payments for OHCA purchase price adjustment                                    (38,047)               --
   Payment for purchase of management contract business                        (2,900,000)               --
                                                                             ------------      ------------
        Net cash used in investing activities                                  (3,311,303)       (1,120,456)
                                                                             ------------      ------------

Financing Activities:
   Payments on long term debt                                                 (43,000,000)      (17,600,000)
   Proceeds from long term borrowings                                          40,600,000        11,700,000
   Tax benefit associated with stock options exercised                             88,249           183,397
   Purchase of treasury stock                                                          --        (5,618,823)
   Issuance (surrenders) of treasury stock                                        231,879           (68,792)
                                                                             ------------      ------------

   Net cash from used in financing activities                                  (2,079,872)      (11,404,218)
                                                                             ------------      ------------

Net decrease in cash and cash equivalents                                        (410,840)       (6,989,108)

Cash and cash equivalents at beginning period                                   1,980,635         8,516,869
                                                                             ------------      ------------
Cash and cash equivalents at end of period                                   $  1,569,795      $  1,527,761
                                                                             ============      ============

Supplemental disclosure of cash flow information Cash
   paid during the period for:
      Interest                                                               $    146,962      $    371,494
                                                                             ============      ============
      Income taxes                                                           $  2,304,677      $  1,844,600
                                                                             ============      ============

   Non-cash investing activities (A):
      Fair value of assets acquired                                          $  2,938,047                --
      Cash paid                                                                (2,938,047)               --
                                                                             ------------      ------------
      Liabilities assumed                                                              --                --
                                                                             ============      ============

(A) Consists of the purchase of management contracts of Perspectives Health Management Corporation effective October 1, 2001 and an adjustment to the purchase price paid for Occupational Health Consultants of America, Inc. See Note 3.

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

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at February 28, 2002, the consolidated statements of operations for the three and six months ended February 28, 2002 and 2001, and the consolidated statements of cash flows for the six months ended February 28, 2002 and 2001 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2001. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 2002, and the results of operations for the three and six months ended February 28, 2002 and 2001.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                   2002                                    2001
                                                 --------------------------------------   -------------------------------------
                                                 Net Income      Shares       Per Share   Net Income      Shares       Per Share
                                                 Numerator     Denominator      Amount    Numerator     Denominator      Amount
                                                 ----------    -----------    ---------   ----------    -----------    ---------
For the three months ended February 28,
    BASIC EPS ..............................     $2,199,139      5,344,036    $     .41   $1,722,640      5,579,777    $     .31
                                                                              ---------                                ---------

    EFFECT OF DILUTIVE SECURITIES
     Options ...............................                       502,199                                  177,187
                                                               -----------                              -----------
    DILUTED EPS ............................     $2,199,139      5,846,235    $     .38   $1,722,640      5,756,964    $     .30
                                                 ==========    ===========    =========   ==========    ===========    =========

For the six months ended February 28,

    BASIC EPS ..............................     $4,338,118      5,333,334    $     .81   $3,388,701      5,917,188    $     .57
                                                                              ---------                                ---------

    EFFECT OF DILUTIVE SECURITIES
        Options ............................                       479,818                                  165,310
                                                               -----------                              -----------
    DILUTED EPS ............................     $4,338,118      5,813,152    $     .75   $3,388,701      6,082,498    $     .56
                                                 ==========    ===========    =========   ==========    ===========    =========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         During fiscal years 2002 and 2001, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 28, 2002 excluded 4,000 shares subject to options, with exercise prices of $23.75. The computation for the quarter ended February 28, 2001 excluded 757,657 shares subject to options, with exercise prices ranging from $6.91 to $23.75. The computation for the six months ended February 28, 2002 excluded an average of 4,335 shares subject to options, with exercise prices ranging from $13.50 to $23.75. The computation for the six months ended February 28, 2001 excluded an average of 781,758 shares subject to options, with exercise prices ranging from $6.91 to $23.75.

3.       ACQUISITIONS

         PERSPECTIVES HEALTH MANAGEMENT CORPORATION

         Effective October 1, 2001, the Company purchased all the mental health management contracts of Perspectives Health Management Corporation ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. ("LAT"). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 mental health management contract locations. The management contracts covered 12 inpatient mental health programs, one partial hospitalization mental health program and three intensive outpatient mental health programs. Currently, annualized revenues for the contracts approximate $4.4 million (unaudited). The management contracts constituted all of the business operations of PHM. The purchase price of approximately $2.9 million in cash was funded by the Company's revolving credit facility. Of the $2.9 million purchase price, $2,234,449 is recorded as goodwill and $681,760 as contract valuation. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

         OCCUPATIONAL HEALTH CONSULTANTS OF AMERICA, INC.

         Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee for $3.5 million, and OHCA has been consolidated with the Company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to self-insured employers. OHCA had total revenues of approximately $2.4 million (unaudited) for the seven months ended July 31, 2001. As of February 28, 2002, the preliminary allocation of the purchase price exceeded the fair value of OHCA's tangible net assets by $3,503,997 of which $3,160,821 is recorded as goodwill and $343,176 as service contract valuation. Tangible assets acquired and liabilities assumed totaled $898,078 and $860,972 respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at February 28, 2002 and August 31, 2001:

                                       FEBRUARY 28,      AUGUST 31,
                                           2002             2001
                                       ------------     ------------
Computer Hardware                      $  2,682,762     $  2,588,003
Computer Software                         1,449,382        1,449,041
Furniture and Fixtures                    2,273,903        2,268,985
Office Equipment                          1,204,452          944,993
Transportation (Vehicles)                    65,539           65,539
Leasehold Improvements                      579,683          571,734
                                       ------------     ------------
                                          8,255,721        7,888,295

Less Accumulated Depreciation             6,256,892        5,655,932
                                       ------------     ------------
                                       $  1,998,829     $  2,232,363
                                       ============     ============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

         Depreciation expense for the three months ended February 28, 2002 and 2001 totaled $302,819 and $339,617, respectively and for the six months ended February 28, 2002 and 2001, depreciation expense totaled $604,519 and $695,242, respectively.


5.       GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting and goodwill not to be amortized but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001. In addition, goodwill acquired in the acquisition of OHCA effective August 1, 2001 has not been amortized.

         The costs of certain management contracts acquired by the Company remain subject to amortization. Management contract amortization for the six months ended February 28, 2002 was $879,313. The following table sets forth the estimated amortization expense for management contracts subject to amortization for the remaining six months in the 2002 fiscal year and for each of the four succeeding fiscal years.

       For the six months ended 08/31/02            $   671,595
       For the year ended 08/31/03                  $ 1,215,380
       For the year ended 08/31/04                  $   993,731
       For the year ended 08/31/05                  $   468,129
       For the year ended 08/31/06                  $   171,496

       The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2001 that is subject to impairment tests instead of amortization and the adjustments to the amount of such goodwill in the six months ended February, 28, 2002.

                                            (A)            (B)           (C)           (D)
                                                         Horizon
                                          Horizon         Mental       Specialty      Mental
                                         Behavioral       Health         Rehab        Health
                                          Services      Management     Management    Outcomes    Consolidated
                                        ------------   ------------    ----------    --------    ------------
        Balance as of August 31, 2001   $ 36,934,839   $ 14,606,719    $1,703,665          --    $ 53,245,223

        Goodwill acquired during the
         period                               51,200      2,234,449            --          --       2,285,649

        Balance as of February 28,
         2002                           $ 36,986,039   $ 16,841,168    $1,703,665          --    $ 55,530,872

(A) Horizon Behavioral Services provides managed behavioral care and employee assistance programs. Goodwill acquired during the period relates to the purchase price adjustment of Occupational Health Consultants of America.
(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals. Goodwill acquired during the period relates to the purchase of the contracts of Perspectives Health Management Corporation.
(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(D) Mental Health Outcomes provides outcome measurement information regarding the effectiveness of mental health treatment programs, data base services and Phase IV Clinical Research services.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       The following table sets forth comparative net income and earnings per share data based on net income plus amortization expense related to goodwill, net of tax.

                                                  THREE MONTHS ENDED FEBRUARY 28,     SIX MONTHS ENDED FEBRUARY 28,
                                                  -------------------------------     -----------------------------
                                                      2002               2001             2002             2001
                                                  ------------       ------------     ------------     ------------
Reported net income                               $  2,199,139       $  1,722,640     $  4,338,118     $  3,388,701
Goodwill amortization, net of tax                           --            259,661               --          523,228
                                                  ------------       ------------     ------------     ------------

Adjusted net income                               $  2,199,139       $  1,982,301     $  4,338,118     $  3,911,929
                                                  ============       ============     ============     ============

Basic earnings per share:
    Reported net income                           $        .41       $        .31     $        .81     $        .57
    Goodwill amortization, net of tax                       --                .05               --              .09
                                                  ------------       ------------     ------------     ------------

Adjusted net income                               $        .41       $        .36     $        .81     $        .66
                                                  ============       ============     ============     ============

Diluted earnings per share:
     Reported net income                          $        .38       $        .30     $        .75     $        .56
     Goodwill amortization, net of tax                      --                .04               --              .08
                                                  ------------       ------------     ------------     ------------

Adjusted net income                               $        .38       $        .34     $        .75     $        .64
                                                  ============       ============     ============     ============

6.       LONG-TERM DEBT

         At February 28, 2002 and August 31, 2001, the Company had long-term debt comprised of a revolving credit facility with an outstanding balances of $4.5 million and $6.9 million, respectively.

         On November 16, 2000, the Company entered into an Amended and Restated Credit Agreement, effective November 15, 2000 (the "Amended Credit Agreement"), with The Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, which refinanced the term loan then outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, repurchase shares (subject to certain limits) and finance future acquisitions by the Company.

         The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At February 28, 2002, the weighted average interest rate on outstanding indebtedness under the credit facility was 5.25%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on November 15, 2003.

         On December 12, 2001, the Company received from JP Morgan Chase a letter of intent to provide the Company as agent bank, subject to acceptance by other participating bank(s), with an expanded credit facility. If the pending agreement is finalized, the revolving facility could be used for general corporate purposes, acquisitions, and to refinance the balance on the existing revolving facility.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.       COMMITMENTS AND CONTINGENCIES

         The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Six months ending August 31, 2002                        $ 1,152,727
       For the year ending August 31, 2003                        1,952,313
       For the year ending August 31, 2004                        1,523,414
       For the year ending August 31, 2005                        1,105,330
       For the years ending August 31, 2006 and thereafter          930,398
                                                                -----------
                                                                $ 6,664,182
                                                                ===========

         Rent expense for the six months ended February 28, 2002 and 2001 totaled $1,323,304 and $1,071,208, respectively.

         Effective September 1996, the Company entered into a lease arrangement with an unconsolidated special purpose entity. The lease agreement, which had an initial term of five years that has been extended to November 2003, is for a building that had been constructed to the Company's specifications for use as its National Support Center. In connection with the transaction, a financial institution loaned to the special purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. The loan is due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently November 2003, if either the building is not sold to a third party or the Company does not further extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

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

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.       STOCK REPURCHASES

         On October 12, 2000 the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock and on February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of February 28, 2002, the Company had repurchased 1,103,563 shares of its common stock pursuant to such authorizations. The stock repurchase plans, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. A total of 394,421 and 347,552 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of February 28, 2002 and August 31, 2001, respectively. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                                  (A)            (B)           (C)          (D)             (E)
                                Horizon
                                Mental        Specialty      Horizon       Mental
                                Health          Rehab       Behavioral     Health                     Intercompany
                               Management     Management     Services      Outcomes        Other      Eliminations    Consolidated
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
THREE MONTHS ENDED:
FEBRUARY 28, 2002
Contract management revenue   $ 20,295,066   $  3,734,774            --  $         --   $     31,271            --    $ 24,061,111
Premiums and fees                       --             --  $  8,978,169            --             --            --       8,978,169
Other service revenue              313,915         21,362        55,180       511,967             --            --         902,424

Inter Company Revenues                  --             --       101,384       254,149             --      (355,533)             --

Operating Expenses (F)          14,517,528      2,930,020     8,429,439       960,132      3,129,890      (355,533)     29,611,476

Earnings before
interest,
taxes, depreciation and
amortization (EBITDA)            6,091,453        826,116       705,294      (194,016)    (3,098,619)           --       4,330,228

Total Assets                    81,926,795      9,566,380    42,069,771       775,784     26,139,007   (79,742,035)     80,735,702

FEBRUARY 28, 2001
Contract management revenue   $ 20,380,748   $  3,337,741            --  $         --   $     49,879            --    $ 23,768,368
Premiums and fees                       --             --  $  7,651,932            --             --            --       7,651,932
Other service revenue               68,966         13,800        33,677       334,693             --            --         451,136

Inter Company Revenues                  --             --        27,906       282,859             --      (310,765)             --

Operating Expenses (F)          14,228,079      2,626,204     7,799,937       670,841      2,809,117      (310,765)     27,823,413

Earnings before
interest,
taxes, depreciation, and
amortization (EBITDA)            6,221,635        725,337       (86,422)      (53,289)    (2,759,238)           --       4,048,023

Total Assets                    80,005,036      7,412,456    41,194,234       222,672     25,992,950   (78,668,127)     76,159,221



                                  (A)            (B)           (C)          (D)             (E)
                                Horizon
                                Mental        Specialty      Horizon       Mental
                                Health          Rehab       Behavioral     Health                     Intercompany
                               Management     Management     Services      Outcomes        Other      Eliminations    Consolidated
                              ------------   ------------  ------------  ------------   ------------  ------------    ------------
SIX MONTHS ENDED:
FEBRUARY 28, 2002
Contract management revenue   $ 40,113,628   $  7,365,470            --  $         --   $     68,625            --    $ 47,547,723
Premiums and fees                       --             --  $ 18,044,886            --             --            --      18,044,886
Other service revenue              775,859         42,062       158,842     1,162,671             --            --       2,139,434

Inter Company Revenues                  --             --       140,720       517,349             --      (658,069)             --

Operating Expenses (F)          29,321,431      5,671,641    16,758,851     1,817,325      6,208,430      (658,069)     59,119,609

Earnings before interest,
taxes, depreciation and
amortization (EBITDA)           11,568,056      1,735,891     1,585,597      (137,305)    (6,139,805)           --       8,612,434

Total Assets                    81,926,795      9,566,380    42,069,771       775,784     26,139,007   (79,742,035)     80,735,702

FEBRUARY 28, 2001
Contract Management revenue   $ 39,663,475   $  6,446,401            --  $         --   $     92,953            --    $ 46,202,829
Premiums and fees                       --             --  $ 15,462,874            --             --            --      15,462,874
Other service revenue              196,179         15,300        70,209       745,003             --            --       1,026,691

Inter Company Revenues                  --             --        47,111       599,149             --      (646,260)             --

Operating Expenses (F)          28,167,167      5,396,144    15,181,732     1,231,572      5,281,412      (646,260)     54,611,767

Earnings before interest,
taxes, depreciation, and
amortization (EBITDA)           11,692,487      1,065,557       398,462       112,580     (5,188,459)           --       8,080,627

Total Assets                    80,005,036      7,412,456    41,194,234       222,672     25,992,950   (78,668,127)     76,159,221


(A) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.
(B) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(C) Horizon Behavioral Services provides managed behavioral care and employee assistance programs. (D) Mental Health Outcomes provides outcome measurement information regarding the effectiveness of mental health treatment programs, data base services and Phase IV Clinical Research services.
(E) "Other" represents the Company's primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resource, and information system support for the Company and its subsidiaries.
(F)  Excludes depreciation and amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a diversified health services company, currently with its service revenues derived from four business segments. The Company has grown both internally and through acquisitions, increasing both the variety of its services and the number of its contracts.

The Company is a leading contract manager of mental health treatment programs and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, the revenues of these two business segments comprise the primary components of the Company's "contract management" revenues. The Company had 146 management contracts as of February 28, 2002 with contract locations in 35 states and the District of Columbia. Of its management contracts, 123 relate to mental health treatment programs operated by the Company's Horizon Mental Health Management ("HMHM") subsidiary and 23 relate to physical rehabilitation programs operated by the Company's Specialty Rehabilitation Management ("SRM") subsidiary.

Through its subsidiary, Horizon Behavioral Services, ("HBS") the Company is a provider of employee assistance plans ("EAP") and managed behavioral health care services to businesses and managed care organizations. Revenues of this business segment comprise the primary component of the Company's "premiums and fees" revenues.

Through its subsidiary, Mental Health Outcomes ("MHO"), the Company has developed a proprietary mental health outcomes measurement system known as CQI+. Of the 164 outcomes measurement contracts at February 28, 2002, services are currently provided at 146 locations, with the remaining 18 not yet commenced. In addition, MHO provides to pharmaceutical companies retrospective and Phase IV Clinical Research services targeted towards the central nervous system therapeutic area. Of the 8 clinical research projects in operation at February 28, 2002, 5 relate to retrospective projects and 3 relate to Phase IV projects. The outcomes measurement and clinical research activities of this business segment primarily comprise the Company's "other service revenue".

See Note 9 to the Consolidated Financial Statements, included elsewhere herein, for additional information concerning the business segments of the Company.


CONTRACT MANAGEMENT REVENUE

         The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Generally, contract fees are paid on a monthly basis. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

         Horizon Mental Health Management.

         The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $206.82 per day, and will increase to a wage-adjusted rate of $212.27 per day effective April 1, 2002. This lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. For the quarter ended February 28, 2002, the number of partial programs in operation decreased by 4 from 38 to 34. Over the last twelve months the number has decreased from 45 to 34.

       Revenues from partial hospitalization services were $1.2 million or 5.0% of total contract management revenues for the quarter ended February 28, 2002, down approximately $500,000, or 29.4% from the prior fiscal year. Of the Company's 123 psychiatric mental health management contracts at February 28, 2002, 46 or 37.4% of the contracts include partial hospitalization services. Of the 46 contracts including partial hospitalization services, 34 program locations had partial hospitalization services in operation, 10 program locations were in operation but the partial hospitalization services were not in operation, and 2 program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while not expected, could reduce operating income by $1.5 million or more annually.

       In April 2000, the Centers for Medicare and Medicaid Services, or "CMS" (formerly Health Care Financing Administration or "HCFA") adopted new rules requiring a CMS determination that a facility has provider-based status (i.e. the right to bill Medicare, usually on a preferential basis as to amount) before a provider can bill Medicare for the services rendered at the facility. The new rules have been construed by CMS to apply to inpatient mental health units. The rules contain numerous requirements, some specifically applicable to facilities operated under management contracts that must be satisfied in order to receive a CMS determination of provider-based status. The rules are applicable to a provider for new programs at the beginning of its first Medicare cost reporting year that commences after January 10, 2001. Existing programs at October 1, 2000 were "grand-fathered", unless they elect early adoption, until October 1, 2002. The particular application of the rules to inpatient mental health units managed by the Company is currently unclear in several respects. CMS has indicated that it intends to issue guidelines under the new rules, which may provide clarification. At the current time, there is uncertainty with respect to both precisely how the new rules are to be applied to inpatient mental health units managed by the Company and uncertainty as to whether the current structure of the mental health management contracts of the Company will satisfy the requirements under the new rules. The Company is unable at this time to definitively determine the effect of the new provider-based rules on its business operations, but it is possible that the new provider-based rules (unless modified in applicability as discussed below) could result in amendment, termination or non-renewal of mental health management contracts if, under the new rules, it is not possible for a provider to obtain a determination of provider-based status of an inpatient unit operated under the company's current forms of management contracts or under a management contracts generally.

         The 1999 Balance Budget Refinement Act required CMS to propose a prospective payment system for inpatient psychiatric services by October 1, 2001 and to implement such a system by October 1, 2002. Notwithstanding the October 1, 2001 deadline, CMS has not proposed an inpatient prospective payment system to date. As a result, the Company does not know whether such a system will be implemented by October 1, 2002, but believes it is unlikely to occur by that date.

       As to the basis for such a system if and when it is proposed, the 1999 Balance Budget Refinement Act stated that the system must include an adequate patient classification system that reflects the differences in patient resource use and cost among hospitals and must maintain budget neutrality. A prospective payment system with reimbursement based on a patient classification system may raise or lower Medicare reimbursement levels to hospitals for inpatient psychiatric services. To the extent client hospital reimbursement decreases, this could adversely affect the ability of the Company to maintain and obtain management contracts for inpatient psychiatric services and the amount of fees paid to the Company under such contracts.

       Specialty Rehabilitation Services

       In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients. It is the belief of the Company that this modification was made because of the phase in of a prospective payment system, whereby a set amount is paid for a given service regardless of costs incurred, and the associated phase out of the current cost based system. It is uncertain, what impact, if any, there would be as to the applicability of provider based regulations to inpatient psychiatric programs (discussed above) if a prospective payment system was also implemented for inpatient mental health services.

       Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period, which began January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise or lower Medicare per patient and/or overall reimbursement levels to hospitals for physical rehabilitation services, subject to the subsequent relative changes in per patient costs and patient volumes. Where lower, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts. The Company believes its hospital based service delivery system is a cost efficient model in general terms as compared to alternative structures in the marketplace. However, at this time, the Company cannot meaningfully predict the impact prospective payment will have on the programs it currently manages or on its opportunities for obtaining new programs.


PREMIUMS AND FEES REVENUE

         Horizon Behavioral Services

         At February 28, 2002, HBS had 680 contracts to provide EAP and managed behavioral health care services covering approximately 2.2 million lives. HBS offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also includes fee for service payments. For certain capitated managed care contracts the Company is `at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services incurred by covered members.

         In October 2000, HBS was awarded a three year, Full Accreditation (the highest level) from the National Committee for Quality Assurance (NCQA) under its 2000 standards for managed behavioral health care organizations (MBHOs). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care and other related organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members and to help organizations achieve the highest level of performance possible.


OTHER SERVICE REVENUE

         Mental Health Outcomes

         MHO provides outcomes measurement services to acute care hospital-based programs, free standing psychiatric hospitals, community mental health centers, residential centers and outpatient clinics. In 1999, MHO developed and began marketing PsychScope database services, which allow pharmaceutical product marketers and researchers to access information on the clinical treatment of patients in behavioral health programs across the U.S. In 2001, MHO began offering Phase IV Clinical Research services related to the central nervous system therapeutic area. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

                                    SUMMARY STATISTICAL DATA

                                           FEBRUARY 28,     NOVEMBER 30,     AUGUST 31,     AUGUST 31,     AUGUST 31,
                                               2002             2001            2001           2000           1999
                                           ------------     ------------     ----------     ----------     ----------
EAP AND MANAGED  BEHAVIORAL
       HEALTH CARE SERVICES
Covered Lives (000'S)                             2,234            2,312          2,270          1,736          2,416


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                     135              138            124            128            147
Contract locations signed and unopened               11               11             14             10              6
                                           ------------     ------------     ----------     ----------     ----------
Total contract locations                            146              149            138            138            153
                                           ============     ============     ==========     ==========     ==========

SERVICES COVERED BY CONTRACTS IN
OPERATION:

Inpatient                                           134              136            123            123            133
Partial Hospitalization                              34               38             40             65             86
Outpatient                                           20               20             17             20             27
Home health                                           3                3              3              5              7
CQI + Psychscope (under contract)                   172              172            168            115            106

TYPES OF TREATMENT PROGRAMS IN
OPERATION:

Geropsychiatric                                     113              121            109            137            165
Adult psychiatric                                    45               46             45             47             54
Substance abuse                                       2                1              1              3              4
Physical Rehabilitation                              27               25             24             24             25
Other                                                 4                4              4              3              5


                              RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 28, 2002 and 2001, the percentage relationship to total revenues of certain costs, expenses and income.

                                                                THREE MONTHS                  SIX MONTHS
                                                             ENDED FEBRUARY 28,           ENDED FEBRUARY 28,
                                                         -------------------------    -------------------------
                                                            2002           2001          2002           2001
                                                         ----------     ----------    -----------    ----------
Revenues:
Contract management revenues                                   70.9%          74.6%          70.2%         73.7%
Premiums and fees                                              26.4           24.0           26.6          24.7
Other service revenues                                          2.7            1.4            3.2           1.6
                                                         ----------     ----------    -----------    ----------

Total revenues                                                100.0          100.0          100.0         100.0

Operating revenues
   Salaries and benefits                                       57.6           56.0           55.7          54.9
   Medical claims                                               9.0            8.4            9.3           9.0
   Purchased services                                           8.7            9.5            9.2           9.5
   Provision for doubtful accounts                               .8             .6             .8            .9
   Other                                                       11.1           12.8           12.3          12.8
   Depreciation and amortization                                2.2            3.5            2.2           3.6
                                                         ----------     ----------    -----------    ----------

Operating expenses                                             89.4           90.8           89.5          90.7
                                                         ----------     ----------    -----------    ----------

Operating income                                               10.6            9.2           10.5           9.3
                                                         ----------     ----------    -----------    ----------

Interest and other income(expenses), net                         --           (.3)           (.1)          (.4)
                                                         ----------     ----------    -----------    ----------

Income before income taxes                                     10.6            8.9           10.4           8.9

Income tax provision                                            4.1            3.5            4.0           3.5
                                                         ----------     ----------    -----------    ----------

Net income                                                      6.5%           5.4%           6.4%          5.4%
                                                         ==========     ==========    ===========    ==========

         THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001

         Revenue. Revenues, which are comprised exclusively of revenue for services, for the three months ended February 28, 2002 were $33.9 million representing an increase of $2.0 million, or 6.3%, as compared to revenues of $31.9 million for the corresponding period in the prior fiscal year. Contract management revenue increased $300,000 primarily due to HMHM's acquisition of the psychiatric contracts of Perspectives Health Management ("PHM") (see Note 3 to Consolidated Financial Statements) and increases in same store sales. The PHM contract acquisition effective October 1, 2001 resulted in increased revenue of $1.1 million. Same store sales for contract management revenues, that is contracts in operation for the entire quarter in both the current fiscal year and prior fiscal year increased $511,000, or 2.7%. These increases were partially offset by a decrease in contract termination fees of $850,000 due to the recognition of contract termination fees of nearly $1.0 million in the quarter ended February 28, 2001 compared to $150,000 in the quarter ended February 28, 2002. In addition, psychiatric partial hospitalization program revenue decreased $495,000 resulting from the decline in psychiatric partial hospitalization programs in operation from 62 as of February 28, 2001 to 46 as of February 28, 2002. Premiums and fees increased $1.3 million primarily due to HBS's acquisition of OHCA on August 1, 2001 (see Note 3 to Consolidated Financial Statements) resulting in increased revenues of $1.1 million and a significant increase in covered lives at one managed care contract resulting in increased revenues of $281,000. Other service revenue increased $450,000 in part due to a $104,000 increase in PsychScope revenue related to three significant PsychScope projects and CQI+ contract fees of $73,000.

         Salaries and Benefits. Salaries and benefits for the three months ended February 28, 2002 were $19.5 million representing an increase of $1.7 million, or 9.6%, as compared to salaries and benefits of $17.8 million for the corresponding period in the prior fiscal year. Average full time equivalents for the three months ended February 28, 2002 were 1,199 representing an increase of 107 or 9.8%, as compared to average full time equivalents of 1,092 for the three months ended February 28, 2001. An increase of 46 full time equivalents, or $509,000 is attributable to the acquisition of OHCA effective August 1, 2001. An increase of 47 full time equivalents, or $615,000 is attributable to the acquisition of the contracts of PHM. Salary and benefits cost per full time equivalent for the three months ended February 28, 2002, excluding the OHCA and PHM contract full time equivalents, were $16,657 representing an increase of $357 per full time equivalent, or 2.2% as compared to salary and benefits cost of $16,300 per full time equivalent for the three months ended February 28, 2001.

         Other Operating Expenses (Including Medical Claims, Purchased Services, and Provision for Doubtful Accounts). Other operating expenses for the three months ended February 28, 2002 were $10.1 million, representing an increase of $100,000 or 1.0% as compared to other operating expenses of $10.0 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended February 28, 2002 was $3.1 million, representing an increase of $400,000 or 14.7%, as compared to medical claims expense of $2.7 million for the corresponding period in the prior fiscal year. Of this increase, $138,000 is due to the acquisition of OHCA. The additional increase is primarily due to an increase in the number of inpatient days, as well an overall increase in the average cost per day.

         Purchased services, which consists primarily of medical specialist fees, legal fees, and consulting fees, for both the three months ended February 28, 2002 and 2001 were $3.0 million.

         Provision for doubtful accounts expense was $270,000 for the three months ended February 28, 2002, as compared to bad debt expense of $200,000 for the corresponding period in the prior fiscal year.

         Other. Other expenses for the three months ended February 28, 2002 were $3.8 million representing a decrease of $300,000 or 7.8%, as compared to other expenses of $4.1 million for the corresponding period in the prior fiscal year. This decrease is primarily due to prior period HBS software development project related expenses, which were not incurred in the current year.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended February 28, 2002 were $700,000 representing a decrease of $400,000, or 36.4%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. This decrease was primarily due to the Company's adoption of SFAS 141 and SFAS 142 which address the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the Company discontinued the amortization of goodwill as of September 1, 2001 (see Note 5 to Consolidated Financial Statements).

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended February 28, 2002 was a net expense of $2,000, as compared to $83,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $111,000 related to a reduction in the outstanding credit facility balance between the periods, as well as to lower interest rate levels. The weighted average outstanding balance for the three months ended February 28, 2002 was $4.6 million with an ending balance of $4.5 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $7.4 million with an ending balance of $9.0 million. The decrease in interest expense is reduced by a reduction in other non-operating income of approximately $23,000 due to the receipt of an escrow settlement in the prior fiscal period related to the Specialty Healthcare acquisition.

         Income Tax Expense. For the three-month period ended February 28, 2002, the Company recorded federal and state income taxes of $1.4 million resulting in a combined tax rate of 38.8%. For the three-month period ended February 28, 2001, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.5%.


               SIX MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE
                       SIX MONTHS ENDED FEBRUARY 28, 2001

         Revenue. Revenues, which are comprised exclusively of revenue for services, for the six months ended February 28, 2002 were $67.7 million representing an increase of $5.0 million, or 8.0%, as compared to revenues of $62.7 million for the corresponding period in the prior fiscal year. Contract management revenue increased $1.3 million primarily due to HMHM's acquisition of the psychiatric contracts of Perspectives Health Management ("PHM") (see Note 3 to Consolidated Financial Statements) and increases in same store sales. The PHM contract acquisition effective October 1, 2001 resulted in increased revenue of $1.9 million. Same store sales for contract management revenues, that is contracts in operation for the entire six months in both the current fiscal year and prior fiscal year increased $1.5 million, or 4.1%. These increases were partially offset by a decrease in contract termination fees of $800,000 due to the recognition of contract termination fees of nearly $1.0 million in the six months ended February 28, 2001 compared to $200,000 in the six months ended February 28, 2002. In addition, psychiatric partial hospitalization program revenue decreased $1.4 million resulting from the decline in psychiatric partial hospitalization programs in operation from 62 as of February 28, 2001 to 46 as of February 28, 2002. Premiums and fees increased $2.6 million primarily due to HBS's acquisition of OHCA on August 1, 2001 (see Note 3 to Consolidated Financial Statements) resulting in increased revenue of $2.1 million and a significant increase in covered lives at one managed care contract resulting in increased revenue of $463,000. Other service revenue increased $1.1 million in part due to collection fees of $346,000 arising from an agreement entered into in 2001, a $270,000 increase in PsychScope revenue related to three significant PsychScope projects and CQI+ contract fees $147,000.

         Salaries and Benefits. Salaries and benefits for the six months ended February 28, 2002 were $37.7 million representing an increase of $3.3 million, or 9.6%, as compared to salaries and benefits of $34.4 million for the corresponding period in the prior fiscal year. Average full time equivalents for the six months ended February 28, 2002 were 1,176 representing an increase of 81 or 7.4%, as compared to average full time equivalents of 1,095 for the six months ended February 28, 2001. An increase of 47 full time equivalents, or $1.1 million is attributable to the acquisition of OHCA effective August 1, 2001. An increase of 34 full time equivalents, or $991,000 is attributable to the acquisition of the contracts of PHM. Salary and benefits cost per full time equivalent for the six months ended February 28, 2002, excluding the OHCA and PHM contract full time equivalents, were $32,572 representing an increase of $1,156 per full time equivalent, or 3.7% as compared to salary and benefits cost of $31,416 per full time equivalent for the six months ended February 28, 2001.

          Other Operating Expenses (Including Medical Claims, Purchased Services, and Provision for Doubtful Accounts). Other operating expenses for the three months ended February 28, 2002 were $21.4 million, representing an increase of $1.2 or 6.0% as compared to other operating expenses of $20.2 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the six months ended February 28, 2002 was $6.2 million, representing an increase of $600,000 or 11.1%, as compared to medical claims expense of $5.6 million for the corresponding period in the prior fiscal year. Of this increase, $308,000 is due to the acquisition of OHCA. The additional increase is primarily due to an increase in the number of inpatient days, as well as an overall increase in the average cost per day.

         Purchased services, which consists primarily of medical specialist fees, legal fees, and consulting fees, for the six months ended February 28, 2002 were $6.2 million representing an increase of $300,000 or 5.1%, as compared to purchased services of $5.9 million for the corresponding period in the prior fiscal year. Of this increase, $200,000 is due to clinical, consulting, and other services related to two MHO PsychScope projects. The additional $100,000 increase is primarily due to legal fees incurred by HBS for Knox-Keene California licensing.

         Provision for doubtful accounts expense was $550,000 for the six months ended February 28, 2002, as compared to bad debt expense of $560,000 for the corresponding period in the prior fiscal year.

         Other. Other expenses for the six months ended February 28, 2002 were $8.4 million representing a decrease of $300,000 or 3.7%, as compared to other expenses of $8.1 million for the corresponding period in the prior fiscal year. Insurance increased $100,000 primarily due to increased premium charges for fiscal year 2002. Rent increased $280,000 primarily due to the acquisition of leased space associated with OHCA and the consolidation of the HBS office space to a single location in Lake Mary. Travel expense increased $150,000 due to a higher level of travel including the impact of the two acquisitions. Line of credit loan fees increased $160,000 primarily due to amortizing the remaining capitalized costs related to the existing credit facility in conjunction with a commitment letter from JP Morgan Chase for a new credit facility as discussed previously (see Note 6 to Consolidated Financial Statements). Other operating expenses decreased $400,000 due to prior period HBS software development project related expenses, which were not incurred in the current fiscal year.

         Depreciation and Amortization. Depreciation and amortization expenses for the six months ended February 28, 2002 were $1.5 million, representing a decrease of $800,000, or 34.8%, as compared to depreciation and amortization expenses of $2.3 million for the corresponding period in the prior fiscal year. This decrease was primarily due to the Company's adoption of SFAS 141 and SFAS 142 which address the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the Company discontinued the amortization of goodwill as of September 1, 2001(see Note 5 to Consolidated Financial Statements).

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the six months ended February 28, 2002 was a net expense of $51,000, as compared to $214,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in interest expense of $323,000 related to a reduction in the outstanding credit facility balance between the periods, as well as to lower interest rate levels. The weighted average outstanding balance for the six months ended February 28, 2002 was $5.2 million with an ending balance of $4.5 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $10.7 million with an ending balance of $9.0 million. The decrease in interest expense is reduced by a decrease in interest income of approximately $114,000 due to lower average cash balances, a decrease in other non-operating income of approximately $23,000 due to the receipt of an escrow settlement in the prior fiscal period related to the Specialty Healthcare acquisition, and a decrease in gain on sale of assets of $18,000 due to the sale of two vans in the quarter ended February 28, 2001.

         Income Tax Expense. For the six-month period ended February 28, 2002, the Company recorded federal and state income taxes of $2.7 million resulting in a combined tax rate of 38.7%. For the three-month period ended February 28, 2001, the Company recorded federal and state income taxes of $2.2 million resulting in a combined tax rate of 39.6%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company believes that its future cash flow from operations (which were $11.5 million for the last twelve months and $5.0 million for the six months ended February 28, 2002), along with cash of $1.6 million at February 28, 2002, and the $15.0 million revolving credit facility (of which $10.5 million was available at February 28, 2002), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $750,000. The Company may require additional capital to fund acquisitions.

       Effective November 15, 2000, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement"), with the Chase Manhattan Bank (now known as JP Morgan Chase), as Agent, to refinance the term loans outstanding under the existing credit agreement. The Amended Credit Agreement consists of a $15.0 million revolving credit facility to fund ongoing working capital requirements, refinance existing debt, repurchase shares (subject to certain limits) and finance future acquisitions by the Company. As of February 28, 2002, the Company had borrowings of $4.5 million outstanding against the revolving credit facility.

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

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $15.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. The Amended Credit Agreement allows the Company to redeem or repurchase up to $10.0 million of its capital stock (subject to certain limitations) of which $6.1 million had been utilized for such purpose as of February 28, 2002. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

       On December 12, 2001, the Company received from JP Morgan Chase a letter of intent to provide the Company as agent bank, subject to acceptance by other participating bank(s), with an expanded credit facility. If the pending agreement is finalized, the revolving facility could be used for general corporate purposes, acquisitions, and to refinance the balance on the existing revolving facility.

      Effective September 1996, the Company entered into a lease arrangement with an unconsolidated special purpose entity. The lease agreement, which had an initial term of five years that has been extended to November 2003, is for a building that had been constructed to the Company's specifications for use as its National Support Center. In connection with the transaction, a financial institution loaned to the special purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. The loan is due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently November 2003, if either the building is not sold to a third party or the Company does not further extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

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

         At February 28, 2002, the Company had approximately $4.5 million of debt obligations outstanding with a weighted average interest rate of 5.25%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2002, would change interest expense by approximately $24,000 annually. This would be funded out of cash flows from operations, which were $5.0 million for the six months ended February 28, 2002.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         During the quarter there were no significant developments in connection with the civil qui tam lawsuit brought under the Federal False Claims Act naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as a defendant (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2000). The U.S. Department of Justice declined to intervene in the lawsuit.

         During the quarter there were no significant developments in connection with the investigation initiated by the Northern California Office of the U.S. Department of Justice (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2001).

         During the quarter there were no significant developments in connection with the lawsuit seeking damages for the unauthorized release of treatment records of a member of an employee assistance program operated by a predecessor of Horizon Behavioral Services, Inc., a subsidiary of the Company (described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2001). However, based on discovery in the case, the Company does not believe this lawsuit represents a material legal proceeding and will not be including information about this matter in future reports.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of the Company was held on January 16, 2002. At the meeting, all seven directors of the Company were re-elected. James Ken Newman received 3,388,156 votes for re-election and 585,857 votes were withheld. James W. McAtee received 3,291,356 votes for re-election and 682,657 votes were withheld. Jack R. Anderson, George E. Bello, William H. Longfield, Donald E. Steen and James E. Buncher all received 3,402,056 votes for re-election and 571,957 votes were withheld.

         At the annual meeting of stockholders, the stockholders approved a proposal to amend the 1998 stock Option Plan, increasing the shares of common stock subject to the plan by 300,000 shares. 2,492,833 votes were cast for this proposal, 789,091 votes were cast against this proposal and 4,252 shares abstained.

         At the annual meeting of stockholders, the stockholders approved a proposal to amend the 1995 stock option plan for eligible outside directors, increasing the shares of common stock subject to the plan by 100,000 shares. 2,421,496 votes were cast for this proposal, 860,421 votes were cast against this proposal and 4,259 shares abstained.

         Also at the annual meeting of stockholders, the stockholders ratified the appointment of PricewaterhouseCoopers, LLP as the independent accountants for the Company for the fiscal year ending August 31, 2002. 3,972,897 votes were cast for this proposal, 21 votes were cast against this proposal, and 1,095 shares abstained.

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

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

     (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

         Current report on Form 8-K filed with the Commission on February 28, 2002. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the second quarter financial results on March 14, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: APRIL 12, 2002

                                                     HORIZON HEALTH CORPORATION


                                 BY:                    /s/ RONALD C. DRABIK
                                    ----------------------------------------------------------------
                                                             RONALD C. DRABIK
                                     SENIOR VICE PRESIDENT-FINANCE AND ADMINISTRATION AND TREASURER
                                             (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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