Form 10-Q
period 2002-05-31
HORIZON HEALTH CORP /DE/
filed 2002-06-27
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2002

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of June 20, 2002, was 5,438,913.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS....................................................................... 3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of May 31, 2002 (unaudited)
                  and August 31, 2001............................................................................ 3

                  Consolidated Statements of Operations for the three months ended
                  May 31, 2002 and 2001 (each unaudited)......................................................... 5

                  Consolidated Statements of Operations for the nine months ended
                  May 31, 2002 and 2001 (each unaudited)......................................................... 6

                  Consolidated Statements of Cash Flows for the nine months ended
                  May 31, 2002 and 2001 (each unaudited)......................................................... 7

                  Notes to Consolidated Financial Statements (unaudited)......................................... 8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................................15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................23

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                       MAY 31, 2002   AUGUST 31, 2001
                                                                       ------------   ---------------
                                                                       (UNAUDITED)

CURRENT ASSETS:
Cash and cash equivalents                                              $  2,305,080     $  1,980,635
Accounts receivable less allowance for doubtful
   accounts of  $3,380,583 at May 31, 2002 and
   $2,439,216 at August 31, 2001                                         12,798,973       12,289,274
Prepaid expenses and supplies                                               712,457          567,216
Income taxes receivable                                                     185,151           59,024
Other receivables                                                           369,546           52,384
Other assets                                                                604,758          285,072
Deferred taxes                                                            2,434,820        2,158,885
                                                                       ------------     ------------

       TOTAL CURRENT ASSETS                                              19,410,785       17,392,490
                                                                       ------------     ------------

Property and Equipment, net (Note 4)                                      1,812,494        2,232,363

Goodwill (Note 5)                                                        55,553,083       53,245,225
Contracts, net of accumulated amortization of $10,321,298
   at May 31, 2002, and $9,106,190 at August 31,
   2001 (Note 5)                                                          3,481,403        4,014,753
Other non-current assets                                                    661,721          294,852
                                                                       ------------     ------------
       TOTAL ASSETS                                                    $ 80,919,486     $ 77,179,683
                                                                       ============     ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                           MAY 31, 2002    AUGUST 31, 2001
                                                                           ------------    ---------------
                                                                           (UNAUDITED)

CURRENT LIABILITIES:
    Accounts payable                                                       $  1,096,645      $  1,369,180
    Employee compensation and benefits                                        5,832,397         6,087,793
    Medical claims payable                                                    3,191,158         3,229,415
    Accrued expenses                                                          6,885,051         6,090,621
                                                                           ------------      ------------

         TOTAL CURRENT LIABILITIES                                           17,005,251        16,777,009

    Other noncurrent liabilities                                              1,206,063         1,780,385
    Long-term debt (Note 6)                                                   2,900,000         6,900,000
    Deferred income taxes                                                     1,572,769           723,911
                                                                           ------------      ------------

         TOTAL LIABILITIES                                                   22,684,083        26,181,305
                                                                           ------------      ------------

Commitments and contingencies (Note 7)                                               --                --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                                           --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,438,913 shares
      outstanding at May 31, 2002 and 7,267,750 shares
      issued and 5,322,439 shares outstanding at August 31, 2001                 72,678            72,678
    Additional paid-in capital                                               17,875,111        17,990,859
    Retained earnings                                                        51,972,592        45,364,006
    Treasury stock, at cost (1,828,837 shares at May 31, 2002
      and 1,945,311 shares at August 31, 2001)                              (11,684,978)      (12,429,165)
                                                                           ------------      ------------
                                                                             58,235,403        50,998,378
                                                                           ------------      ------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                              $ 80,919,486      $ 77,179,683
                                                                           ============      ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              THREE MONTHS ENDED MAY 31,
                                                            ------------------------------
                                                                2002              2001
                                                            ------------      ------------

Revenues:
   Contract management revenues                             $ 23,439,928      $ 23,830,322
   Premiums and fees                                          10,684,496         8,030,024
   Other service revenue                                       1,096,901           498,906
                                                            ------------      ------------
Total revenues                                                35,221,325        32,359,252

Expenses:
   Salaries and benefits                                      19,217,364        17,646,143
   Medical claims                                              4,810,883         2,752,838
   Purchased services                                          3,179,724         3,079,855
   (Recovery of) provision for doubtful accounts                (302,976)          803,514
   Other                                                       3,981,458         4,098,888
   Depreciation and amortization (Note 5)                        638,700         1,123,840
                                                            ------------      ------------
Operating expenses                                            31,525,153        29,505,078

 Operating income                                              3,696,172         2,854,174

Other income (expense):
   Interest expense                                               (9,790)         (112,191)
   Interest and other income                                      26,274            19,647
   (Loss) gain on disposal of fixed assets                        (2,755)              180
                                                            ------------      ------------


Income before income taxes                                     3,709,901         2,761,810
Income tax provision                                           1,439,433         1,090,912
                                                            ------------      ------------


Net income                                                  $  2,270,468      $  1,670,898
                                                            ============      ============

Earnings per common share (Notes 2 and 5):
   Basic                                                    $        .42      $        .31
                                                            ============      ============
   Diluted                                                  $        .38      $        .30
                                                            ============      ============

Weighted average shares outstanding:
   Basic                                                       5,421,148         5,312,693
                                                            ============      ============
   Diluted                                                     5,954,010         5,582,307
                                                            ============      ============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                            NINE MONTHS ENDED MAY 31,
                                                       ----------------------------------
                                                            2002                2001
                                                       --------------      --------------

Revenues:
   Contract management revenue                         $   70,987,651      $   70,033,151
   Premiums and fees                                       28,729,382          23,492,898
   Other service revenue                                    3,236,335           1,525,597
                                                       --------------      --------------
Total revenues                                            102,953,368          95,051,646

Expenses:
   Salaries and benefits                                   56,918,466          52,052,459
   Medical claims                                          11,084,703           8,401,641
   Purchased services                                       9,418,081           9,015,566
   Provision for doubtful accounts                            243,869           1,362,190
   Other                                                   12,340,943          12,161,149
   Depreciation and amortization (Note 5)                   2,122,532           3,375,562
                                                       --------------      --------------
Operating expenses                                         92,128,594          86,368,567

                                                       --------------      --------------
 Operating income                                          10,824,774           8,683,079

Other income (expense):
   Interest expense                                          (131,178)           (556,269)
   Interest and other income                                   98,560             231,715
   (Loss) gain on disposal of fixed assets                     (5,059)             18,180
                                                       --------------      --------------


Income before income taxes                                 10,787,097           8,376,705
Income tax provision                                        4,178,511           3,317,106
                                                       --------------      --------------


Net income                                             $    6,608,586      $    5,059,599
                                                       ==============      ==============

Earnings per common share (Notes 2 and 5):
   Basic                                               $         1.23      $          .89
                                                       ==============      ==============
   Diluted                                             $         1.13      $          .86
                                                       ==============      ==============

Weighted average shares outstanding:
   Basic                                                    5,362,605           5,715,689
                                                       ==============      ==============
   Diluted                                                  5,860,126           5,915,764
                                                       ==============      ==============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     NINE MONTHS ENDED MAY 31,
                                                                                  ------------------------------
                                                                                      2002              2001
                                                                                  ------------      ------------

Operating Activities:
   Net income                                                                     $  6,608,586      $  5,059,599
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization (Note 5)                                      2,122,532         3,375,562
         Deferred income taxes                                                         854,637          (184,034)
         Loss (gain) on disposal of fixed assets                                         5,059           (18,180)
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                               (513,774)       (1,031,825)
      (Increase) decrease in income taxes receivable                                  (126,127)          392,152
      (Increase) decrease in other receivables                                        (317,162)           61,718
      (Increase) decrease in prepaid expenses and supplies                            (145,241)          739,603
      (Increase) in other assets                                                      (989,759)         (220,496)
      Increase (decrease) in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                        202,201          (607,859)
      (Decrease) increase in other non-current liabilities                            (574,322)          545,982
                                                                                  ------------      ------------

   Net cash provided by operating activities                                         7,126,630         8,112,222
                                                                                  ------------      ------------

Investing activities:
   Purchase of property and fixed assets                                              (494,728)       (1,344,464)
   Proceeds from sale of fixed assets                                                    2,150            30,601
   Payments for OHCA purchase price adjustment                                         (38,047)               --
   Payment for purchase of management contract business                             (2,900,000)               --
                                                                                  ------------      ------------
        Net cash used in investing activities                                       (3,430,625)       (1,313,863)
                                                                                  ------------      ------------

Financing Activities:
   Payments on long term debt                                                      (52,500,000)      (34,900,000)
   Proceeds from long term borrowings                                               48,500,000        27,000,000
   Tax benefit associated with stock options exercised                                 134,351           335,410
   Purchase of treasury stock                                                               --        (6,010,229)
   Issuance (surrenders) of treasury stock                                             494,089           (68,792)
                                                                                  ------------      ------------

   Net cash used in financing activities                                            (3,371,560)      (13,643,611)
                                                                                  ------------      ------------

Net increase (decrease) in cash and cash equivalents                                   324,445        (6,845,252)

Cash and cash equivalents at beginning period                                        1,980,635         8,516,869
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $  2,305,080      $  1,671,617
                                                                                  ============      ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                                                    $    156,449      $    516,881
                                                                                  ============      ============
      Income taxes                                                                $  3,618,765      $  3,209,507
                                                                                  ============      ============

   Non-cash investing activities (A):
      Fair value of assets acquired                                               $  2,938,047                --
      Cash paid                                                                     (2,938,047)               --
                                                                                  ------------      ------------
      Liabilities assumed                                                                   --                --
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

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at May 31, 2002, the consolidated statements of operations for the three and nine months ended May 31, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended May 31, 2002 and 2001 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2001. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 2002, and the results of operations for the three and nine months ended May 31, 2002 and 2001.

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

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                            2002                                            2001
                                         -------------------------------------------     -------------------------------------------
                                          Net Income       Shares         Per Share      Net Income        Shares         Per Share
                                          Numerator      Denominator       Amount         Numerator      Denominator       Amount
                                         -----------     -----------     -----------     -----------     -----------     -----------

For the three months ended May 31,

   BASIC EPS .......................     $ 2,270,468       5,421,148     $       .42     $ 1,670,898       5,312,693     $       .31
                                                                         -----------                                     -----------

   EFFECT OF DILUTIVE SECURITIES
      OPTIONS ......................                         532,862                                         269,614
                                                         -----------                                     -----------
   DILUTED EPS .....................     $ 2,270,468       5,954,010     $       .38     $ 1,670,898       5,582,307     $       .30
                                         ===========     ===========     ===========     ===========     ===========     ===========

For the nine months ended May 31,

   BASIC EPS .......................     $ 6,608,586       5,362,605     $      1.23     $ 5,059,599       5,715,689     $       .89
                                                                         -----------                                     -----------

   EFFECT OF DILUTIVE SECURITIES
      OPTIONS ......................                         497,521                                         200,075
                                                         -----------                                     -----------
   DILUTED EPS .....................     $ 6,608,586       5,860,126     $      1.13     $ 5,059,599       5,915,764     $       .86
                                         ===========     ===========     ===========     ===========     ===========     ===========

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During fiscal years 2002 and 2001, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended May 31, 2002 excluded 4,000 shares subject to options, with exercise prices of $23.75. The computation for the quarter ended May 31, 2001 excluded 87,250 shares subject to options, with exercise prices ranging from $8.92 to $23.75. The computation for the nine months ended May 31, 2002 excluded an average of 4,223 shares subject to options, with exercise prices ranging from $13.50 to $23.75. The computation for the nine months ended May 31, 2001 excluded an average of 550,433 shares subject to options, with exercise prices ranging from $5.50 to $23.75.

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

       OCCUPATIONAL HEALTH CONSULTANTS OF AMERICA, INC.

       Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee for $3.5 million, and OHCA has been consolidated with the Company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to self-insured employers. OHCA had total revenues of approximately $2.4 million (unaudited) for the seven months ended July 31, 2001. As of May 31, 2002, the preliminary allocation of the purchase price exceeded the fair value of OHCA's tangible net assets by $3,526,205 of which $3,183,029 is recorded as goodwill and $343,176 as service contract valuation. Tangible assets acquired and liabilities assumed totaled $898,078 and $860,972 respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for any period presented.

4.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at May 31, 2002 and August 31, 2001:

                                                       MAY 31,        AUGUST 31,
                                                        2002             2001
                                                    ------------     ------------

       Computer Hardware                            $  2,764,568     $  2,588,003
       Computer Software                               1,456,725        1,449,041
       Furniture and Fixtures                          2,273,903        2,268,985
       Office Equipment                                1,205,967          944,993
       Transportation (Vehicles)                          65,539           65,539
       Leasehold Improvements                            579,683          571,734
                                                    ------------     ------------
                                                       8,346,385        7,888,295

       Less Accumulated Depreciation                   6,533,891        5,655,932
                                                    ------------     ------------
                                                    $  1,812,494     $  2,232,363
                                                    ============     ============

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Depreciation expense for the three months ended May 31, 2002 and 2001 totaled $302,902 and $345,600, respectively and for the nine months ended May 31, 2002 and 2001, depreciation expense totaled $907,422 and $1,040,844, respectively.

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

       The costs of certain management contracts acquired by the Company remain subject to amortization. Management contract amortization for the nine months ended May 31, 2002 was $1,215,111. The following table sets forth the estimated amortization expense for management contracts subject to amortization for the remaining three months in the 2002 fiscal year and for each of the four succeeding fiscal years.

       For the three months ended 08/31/02              $  335,798
       For the year ended 08/31/03                      $1,215,380
       For the year ended 08/31/04                      $  993,731
       For the year ended 08/31/05                      $  468,129
       For the year ended 08/31/06                      $  171,496

       The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2001 that is subject to impairment tests instead of amortization and the adjustments to the amount of such goodwill in the nine months ended May 31, 2002.

                                                   (A)            (B)            (C)              (D)
                                                                Horizon
                                                Horizon          Mental        Specialty         Mental
                                               Behavioral        Health          Rehab           Health
                                                Services       Management      Management       Outcomes      Consolidated
                                               -----------     -----------     -----------     -----------    ------------

       Balance as of August 31, 2001            36,934,839      14,606,721     $ 1,703,665              --     $53,245,225

       Goodwill acquired
       during  the period                           73,409       2,234,449              --              --       2,307,858

       Balance as of May 31, 2002              $37,008,248     $16,841,170     $ 1,703,665              --     $55,553,083

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

                                                    THREE MONTHS ENDED MAY 31,             NINE MONTHS ENDED MAY 31,
                                                 ---------------------------------     ---------------------------------
                                                      2002               2001               2002               2001
                                                 --------------     --------------     --------------     --------------

Reported net income                              $    2,270,468     $    1,670,898     $    6,608,586     $    5,059,599
Goodwill amortization, net of tax                            --            254,961                 --            778,188
                                                 --------------     --------------     --------------     --------------

Adjusted net income                              $    2,270,468     $    1,925,859     $    6,608,586     $    5,837,787
                                                 ==============     ==============     ==============     ==============

Basic earnings per share:
    Reported net income                          $         0.42     $         0.31     $         1.23     $         0.89
    Goodwill amortization, net of tax(a)                     --               0.05                 --               0.14
                                                 --------------     --------------     --------------     --------------

Adjusted net income                              $         0.42     $         0.36     $         1.23     $         1.02
                                                 ==============     ==============     ==============     ==============

Diluted earnings per share:
     Reported net income                         $         0.38     $         0.30     $         1.13     $         0.86
     Goodwill amortization, net of tax(a)                    --               0.05                 --               0.13
                                                 --------------     --------------     --------------     --------------

Adjusted net income                              $         0.38     $         0.34     $         1.13     $         0.99
                                                 ==============     ==============     ==============     ==============

       (a) Amounts may not total due to rounding or independent calculation.

6.     LONG-TERM DEBT

       At May 31, 2002 and August 31, 2001, the Company had long-term debt comprised of a revolving credit facility with an outstanding balances of $2.9 million and $6.9 million, respectively.

       On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"), with JPMorgan Chase Bank, as Agent, and Bank of America, NA which refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement is a five year facility which consists of a $30 million three year revolving/two year term credit facility (which has provisions to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, and finance future acquisitions by the Company.

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At May 31, 2002, the weighted average interest rate on outstanding indebtedness under the credit facility was 5.25%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005.

7.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Three months ending August 31, 2002                                    $  575,939
       For the year ending August 31, 2003                                     1,980,816
       For the year ending August 31, 2004                                     1,536,134
       For the year ending August 31, 2005                                     1,106,830
       For the years ending August 31, 2006 and thereafter                       934,722
                                                                              ----------
                                                                              $6,134,441
                                                                              ==========

       Rent expense for the nine months ended May 31, 2002 and 2001 totaled $1,878,984 and $1,671,770, respectively.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

       In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company believes the subpoena originated as a result of a sealed qui tam suit and has furnished documents in response to the subpoena. No allegations or claims have been made against the Company. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the investigation. During the quarter there were no significant developments in connection with the investigation.

                           HORIZON HEALTH CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                               (A)           (B)            (C)            (D)            (E)
                            Horizon
                             Mental       Specialty       Horizon         Mental
                             Health         Rehab        Behavioral       Health                       Intercompany
                           Management     Management      Services       Outcomes         Other        Eliminations    Consolidated
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------
THREE MONTHS ENDED:
MAY 31, 2002
Contract management
revenue                   $ 19,486,295   $  3,920,531             --             --    $     33,102              --    $ 23,439,928
Premiums and fees                   --             --   $ 10,684,496             --              --              --      10,684,496
Other service revenue          319,369         10,847         33,157   $    733,528              --              --       1,096,901

Inter Company Revenues              --             --         51,332        229,575              --    $   (280,907)             --

Operating Expenses (F)      14,709,484      2,859,277     10,547,810        999,943       2,050,846        (280,907)     30,886,453

Earnings before
interest,
taxes, depreciation and
Amortization (EBITDA)        5,096,180      1,072,101        221,175        (36,840)     (2,017,744)             --       4,334,872

Total Assets              $ 81,905,614   $ 10,162,022   $ 41,785,163   $    876,133    $ 24,577,570    $(78,387,016)   $ 80,919,486

MAY 31, 2001
Contract management
revenue                   $ 20,348,287   $  3,423,293             --             --    $     58,742              --    $ 23,830,322
Premiums and fees                   --             --   $  8,030,024             --              --              --       8,030,024
Other service revenue          112,646         20,700         36,320   $    329,240              --              --         498,906

Inter Company Revenues           3,167             --         22,346        256,168              --    $   (281,681)             --

Operating Expenses (F)      14,315,224      2,818,797      7,036,228        708,954       3,783,716        (281,681)     28,381,238

Earnings before
interest,
taxes, depreciation, and
amortization (EBITDA)        6,148,876        625,196      1,052,462       (123,546)     (3,724,974)             --       3,978,014

Total Assets              $ 79,117,148   $  7,969,667   $ 40,176,095   $    210,333    $ 26,092,349    $(78,764,472)   $ 74,801,120

                               (A)           (B)            (C)            (D)            (E)
                            Horizon
                             Mental       Specialty       Horizon         Mental
                             Health         Rehab        Behavioral       Health                       Intercompany
                           Management     Management      Services       Outcomes         Other        Eliminations    Consolidated
                          ------------   ------------   ------------   ------------    ------------    ------------    ------------
NINE MONTHS ENDED:
MAY 31, 2002
Contract management
revenue                   $ 59,599,878   $ 11,286,001             --             --    $    101,772              --    $ 70,987,651
Premiums and fees                   --             --   $ 28,729,382             --              --              --      28,729,382
Other service revenue        1,095,225         52,909        191,999   $  1,896,202              --              --       3,236,335

Inter Company Revenues              --             --        184,082        746,925              --    $   (931,007)             --

Operating Expenses (F)      44,030,914      8,530,918     27,298,692      2,817,269       8,259,276        (931,007)     90,006,062

Earnings before
interest,
taxes, depreciation and
amortization (EBITDA)       16,664,189      2,807,992      1,806,771       (174,142)     (8,157,504)             --      12,947,306

Total Assets              $ 81,905,614   $ 10,162,022   $ 41,785,163   $    876,133    $ 24,577,570    $(78,387,016)   $ 80,919,486

MAY 31, 2001
Contract Management
revenue                   $ 60,011,761   $  9,869,692             --             --    $    151,698              --    $ 70,033,151
Premiums and fees                   --             --   $ 23,492,898             --              --              --      23,492,898
Other service revenue          308,652         36,000        106,702   $  1,074,243              --              --       1,525,597

Inter Company Revenues          (4,371)            --         69,457        855,317              --    $   (920,403)             --

Operating Expenses (F)      42,474,854      8,214,941     22,217,975      1,940,526       9,065,112        (920,403)     82,993,005

Earnings before
interest,
taxes, depreciation, and
amortization (EBITDA)       17,841,188      1,690,751      1,451,082        (10,966)     (8,913,414)             --      12,058,641

Total Assets              $ 79,117,148   $  7,969,667   $ 40,176,095   $    210,333    $ 26,092,349    $(78,764,472)   $ 74,801,120

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

9.     SUBSEQUENT EVENT

       ACQUISITION OF PROCARE ONE NURSES, LLC: Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC (ProCare). ProCare, headquartered in Santa Ana, California, provides specialized nurse staffing services to hospitals in California and Michigan. ProCare currently has annual revenues of approximately $24.0 million (unaudited) and in a typical month provides more than 375 nurses to over 94 client hospitals. The Company will account for the acquisition by the purchase method as required by generally accepted accounting principles, and is in the process of determining its purchase price accounting, a substantial portion of which will be intangible assets, primarily goodwill. Of the cash purchase price of approximately $12.5 million, $11.5 was funded by the Company's revolving credit facility and $1.0 million from available cash. The acquisition is expected to be accretive to earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a diversified health services company, with its service revenues derived from four business segments, prior to the June 13, 2002 acquisition of a nurse staffing company (see Note 9, Subsequent Events in the accompanying financial statements included elsewhere herein). The Company has grown both internally and through acquisitions, increasing both the variety of its services and the number of its contracts.

         The Company is a leading contract manager of mental health treatment programs and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, the revenues of these two business segments comprise the primary components of the Company's "contract management" revenues. The Company had 138 management contracts as of May 31, 2002 with contract locations in 35 states and the District of Columbia. Of its management contracts, 115 relate to mental health treatment programs operated by the Company's Horizon Mental Health Management ("HMHM") subsidiary and 23 relate to physical rehabilitation programs operated by the Company's Specialty Rehabilitation Management ("SRM") subsidiary.

         Through its subsidiary, Horizon Behavioral Services, ("HBS") the Company is a provider of employee assistance plans ("EAP") and managed behavioral health care services to businesses and managed care organizations. Revenues of this business segment comprise the primary component of the Company's "premiums and fees" revenues.

         Through its subsidiary, Mental Health Outcomes ("MHO"), the Company has developed a proprietary mental health outcomes measurement system known as CQI+. Of the 163 outcomes measurement contracts at May 31, 2002, services are currently provided at 144 locations, with the remaining 19 not yet commenced. In addition, MHO provides to pharmaceutical companies retrospective and Phase IV Clinical Research services targeted towards the central nervous system therapeutic area. Of the 5 clinical research projects in operation at May 31, 2002, 1 relates to retrospective projects and 4 relate to Phase IV projects. The outcomes measurement and clinical research activities of this business segment primarily comprise the Company's "other service revenue".

         See Note 8 to the Consolidated Financial Statements, included elsewhere herein, for additional information concerning the business segments of the Company.

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

         Horizon Mental Health Management.

         The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The current base reimbursement rate, which was effective April 1, 2002, is a wage-adjusted rate of $212.27 per day. This change in reimbursement methodology lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. For the quarter ended May 31, 2002, the number of partial programs in operation decreased by 4 from 34 to 30. Over the last twelve months the number has decreased from 41 to 30.

       Revenues from partial hospitalization services were $1.1 million or 4.6% of total contract management revenues for the quarter ended May 31, 2002, down approximately $612,000, or 36.2% from the prior fiscal year. Of the Company's 115 psychiatric mental health management contracts at May 31, 2002, 42 or 36.5% of the contracts include partial hospitalization services. Of the 42 contracts including partial hospitalization services, 30 program locations had partial hospitalization services in operation, 10 program locations were in operation but the partial hospitalization services were not in operation, and 2 program locations were not yet in operation for any of the services. The termination of all partial hospitalization contracts, while not expected, could reduce operating income by $1.3 million or more annually.

       On May 9, 2002 the Centers for Medicare and Medicaid Services or "CMS" (formerly Health Care Financing Administration or "HCFA") issued proposed amendments to the provider based regulations, which would provide that provider based status will be subject to review only for "off-campus" locations and that certain requirements applicable to management contracts will apply only to "off-campus" locations. The Company presently has only one management contract that relates to an "off-campus" location. In addition, CMS has proposed delaying from October 1, 2002 to July 1, 2003, the regulations' implementation date for facilities and organizations treated as provider based prior to October 1, 2000. The company believes that the proposed amendments, if adopted as proposed, will have minimal impact to its current operations of inpatient psychiatric units within general hospitals.

       The 1999 Balance Budget Refinement Act required CMS to propose a prospective payment system for inpatient psychiatric services by October 1, 2001 and to implement such a system by October 1, 2002. Notwithstanding the October 1, 2001 deadline, CMS has not proposed an inpatient prospective payment system to date. On April 29, 2002, CMS administrator Thomas Scully spoke at the National Association of Psychiatric Health Systems and indicated (paraphrasing) that proposed rules could be issued this winter, perhaps in February 2003, and that final rules would be issued at a later date and could possibly be implemented by January 1, 2004.

       As to the basis for such a system if and when it is proposed, the 1999 Balance Budget Refinement Act stated that the system must include an adequate patient classification system that reflects the differences in patient resource use and cost among hospitals and must maintain budget neutrality. A prospective payment system with reimbursement based on a patient classification system may raise or lower Medicare reimbursement levels to a given hospital for inpatient psychiatric services. To the extent client hospital reimbursement decreases, this could adversely affect the ability of the Company to maintain and obtain management contracts for inpatient psychiatric services and the amount of fees paid to the Company under such contracts.

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

       PREMIUMS AND FEES REVENUE

         Horizon Behavioral Services

         At May 31, 2002, HBS had 678 contracts to provide EAP (Employee Assistance Program) and managed behavioral health care services covering approximately 2.5 million lives. HBS offers various EAP products to corporate clients with revenues primarily on the basis of a per-employee/per-month fee. HBS also offers an array of managed care products to corporate clients, self-funded employer groups, commercial HMO and PPO plans, government agencies, and third party payors. Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also includes fee for service payments. For certain capitated managed care contracts the Company is 'at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services incurred by covered members.

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

OTHER SERVICE REVENUE

         Mental Health Outcomes

         MHO provides outcomes measurement services to acute care hospital-based programs, free standing psychiatric hospitals, community mental health centers, residential centers and outpatient clinics. In 1999, MHO developed and began marketing PsychScope database services, which allow pharmaceutical product marketers and researchers to access de-identified information on the clinical treatment of patients in behavioral health programs across the U.S. In 2001, MHO began offering Phase IV Clinical Research services related to the central nervous system therapeutic area. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

                            SUMMARY STATISTICAL DATA

                                              MAY 31,     FEBRUARY 28,   NOVEMBER 30,    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                               2002           2002           2001           2001           2000           1999
                                            -----------   ------------   ------------    -----------    -----------    -----------

EAP AND MANAGED  BEHAVIORAL
                HEALTH CARE SERVICES
Covered Lives (000'S)                             2,485          2,236          2,311          2,270          1,736          2,416


CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                     129            135            138            124            128            147
Contract locations signed and unopened                9             11             11             14             10              6
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total contract locations                            138            146            149            138            138            153
                                            ===========    ===========    ===========    ===========    ===========    ===========

SERVICES COVERED BY CONTRACTS IN
OPERATION:

Inpatient                                           130            134            136            123            123            133
Partial Hospitalization                              30             34             38             40             65             86
Outpatient                                           19             20             20             17             20             27
Home health                                           3              3              3              3              5              7
CQI + Psychscope (under contract)                   168            172            172            168            115            106

TYPES OF TREATMENT PROGRAMS IN
OPERATION:

Geropsychiatric                                     107            113            121            109            137            165
Adult psychiatric                                    43             45             46             45             47             54
Substance abuse                                       2              2              1              1              3              4
Physical Rehabilitation                              27             27             25             24             24             25
Other                                                 3              4              4              4              3              5

                              RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2002 and 2001, the percentage relationship to total revenues of certain costs, expenses and income.

                                                                   THREE MONTHS                      NINE MONTHS
                                                                   ENDED MAY 31,                    ENDED MAY 31,
                                                            ---------------------------       --------------------------

                                                               2002             2001             2002            2001
                                                            ----------       ----------       ----------      ----------

Revenues:
   Contract management revenues                                   66.6%            73.6%            69.0%           73.7%
   Premiums and fees                                              30.3             24.8             27.9            24.7
   Other service revenues                                          3.1              1.6              3.1             1.6
                                                            ----------       ----------       ----------      ----------

Total revenues                                                   100.0            100.0            100.0           100.0

Operating expenses:
   Salaries and benefits                                          54.6             54.5             55.3            54.8
   Medical claims                                                 13.7              8.5             10.8             8.8
   Purchased services                                              9.0              9.5              9.1             9.5
   Provision for (recovery of) doubtful accounts                  (0.9)             2.5              0.2             1.4
   Other                                                          11.3             12.7             12.0            12.8
   Depreciation and amortization                                   1.8              3.5              2.1             3.6
                                                            ----------       ----------       ----------      ----------

Total Operating expenses                                          89.5             91.2             89.5            90.9
                                                            ----------       ----------       ----------      ----------

Operating income                                                  10.5              8.8             10.5             9.1
                                                            ----------       ----------       ----------      ----------

Interest and other income(expenses), net                           0.0             (0.2)             0.0            (0.3)
                                                            ----------       ----------       ----------      ----------

Income before income taxes                                        10.5              8.6             10.5             8.8

Income tax provision                                               4.1              3.4              4.1             3.5
                                                            ----------       ----------       ----------      ----------

Net income                                                         6.4%             5.2%             6.4%            5.3%
                                                            ==========       ==========       ==========      ==========

         THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2001

         Revenue. Revenues, which are comprised exclusively of revenue for services, for the three months ended May 31, 2002 were $35.2 million representing an increase of $2.8 million, or 8.6%, as compared to revenues of $32.4 million for the corresponding period in the prior fiscal year. Contract management revenue decreased $400,000. The $400,000 decrease is comprised of a decrease of $1.9 million which is primarily due to a decrease in the number of average inpatient psychiatric locations in operation (exclusive of PHM) from 108 at May 31, 2001 to 102 at May 31, 2002 and a decline in psychiatric partial hospitalization programs in operation from 41 at May 31, 2001 to 30 as of May 31, 2002. This decrease of $1.9 million was offset by an increase of $1.5 million due to both the increase of $1.0 million in psychiatric services resulting from the acquisition of the contracts of PHM effective October 1, 2001 (see Note 3 to Consolidated Financial Statements) and a $500,000 increase in revenues from rehabilitation services (SRM). Premiums and Fees revenue increased $2.7 million primarily due to the acquisition of OHCA on August 1, 2001 and the commencement of a significant managed care contract on April 1, 2002. Other service revenue increased $500,000 in part due to a $350,000 increase in revenue related to three significant PsychScope Phase IV projects (MHO) and an increase of $100,000 in consulting revenue.

         Salaries and Benefits. Salaries and benefits for the three months ended May 31, 2002 were $19.2 million representing an increase of $1.6 million, or 9.1%, as compared to salaries and benefits of $17.6 million for the corresponding period in the prior fiscal year. Average full time equivalents for the three months ended May 31, 2002 were 1,169 representing an increase of 77 or 7.1%, as compared to average full time equivalents of 1,092 for the three months ended May 31, 2001. An increase of 44 full time equivalents, or $539,000 is attributable to the acquisition of OHCA effective August 1, 2001. An increase of 44 full time equivalents, or $574,000 is attributable to the acquisition of the contracts of PHM effective October 1, 2001. Salary and benefits cost per full time equivalent for the three months ended May 31 2002, excluding the OHCA and PHM contract full time equivalents, were $16,733 representing an increase of $524 per full time equivalent, or 3.2% as compared to salary and benefits cost of $16,209 per full time equivalent for the three months ended May 31, 2001.

         Other Operating Expenses (Including Medical Claims, Purchased Services, and Provision for Doubtful Accounts). Other operating expenses for the three months ended May 31, 2002 were $11.7 million, representing an increase of $1.0 million or 9.3% as compared to other operating expenses of $10.7 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the three months ended May 31, 2002 was $4.8 million, representing an increase of $2.0 million or 71.4%, as compared to medical claims expense of $2.8 million for the corresponding period in the prior fiscal year. Of this $2.0 million increase, $169,000 relates to the acquisition of OHCA and $1.8 million relates to the increase in medical claims expense resulting from the commencement of a significant managed care contract, as well as increases between the periods reported of 6.1% in the average cost per inpatient day and 3.3% in the number of inpatient days.

         Purchased services, which consists primarily of medical specialist fees, legal fees, and consulting fees, for the three months ended May 31, 2002 were $3.2 million, representing an increase of $100,000 or 3.2%, as compared to purchased services of $3.1 million for the corresponding period in the prior fiscal year. This increase is primarily due to consulting fees related to two large "Phase IV" MHO projects.

         Provision for doubtful accounts expense for the three months ended May 31, 2002 was a net recovery of $300,000, representing a decrease of $1.1 million as compared to provision for doubtful accounts expense of $800,000 for the corresponding period in the prior fiscal year. Of this decrease, $804,000 relates to the prior period reserve of outstanding balances for one note receivable and the accounts receivable for four contract management agreements in which the contract had terminated, litigation was being pursued, and/or the hospital had failed. An additional decrease of $190,000 relates to the recovery in the current year of accounts receivable balances previously reserved for 3 terminated hospital contracts.

         Other expenses for the three months ended May 31, 2002 were $4.0 million representing a decrease of $100,000 or 2.4%, as compared to other expenses of $4.1 million for the corresponding period in the prior fiscal year. This decrease is primarily due to a prior period client hospital program capital contribution, of which a similar expense was not incurred in the current year.

         Depreciation and Amortization. Depreciation and amortization expenses for the three months ended May 31, 2002 totaled $600,000 representing a decrease of $500,000, or 45.5%, as compared to depreciation and amortization expenses of $1.1 million for the corresponding period in the prior fiscal year. This decrease is primarily due to the company's adoption of SFAS 141 and SFAS 142 which address the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the company discontinued the amortization of goodwill as of September 1, 2001.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the three months ended May 31, 2002 was a net gain of $14,000, as compared to a net expense of $92,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in net interest expense of $102,000 related to a reduction in the outstanding credit facility balance and the increase in funds invested between the periods, as well as to lower borrowing interest rate levels. The weighted average outstanding balance for the three months ended May 31, 2002 was $0.9 million with an ending balance of $2.9 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $6.1 million with an ending balance of $7.0 million.

         Income Tax Expense. For the three-month period ended May 31, 2002, the Company recorded federal and state income taxes of $1.4 million resulting in a combined tax rate of 38.8%. For the three-month period ended May 31, 2001, the Company recorded federal and state income taxes of $1.1 million resulting in a combined tax rate of 39.5%.

         NINE MONTHS ENDED MAY 31, 2002 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2001

         Revenue. Revenues, which are comprised exclusively of revenue for services, for the nine months ended May 31, 2002 were $103.0 million representing an increase of $7.9 million, or 8.3%, as compared to revenues of $95.1 million for the corresponding period in the prior fiscal year. Contract management revenues increased $1.0 million. An increase in average locations in operations resulted in an increase of $1.0 million. Average locations increased from 127.5 for the nine months ended May 31, 2001, to 135 for the nine months ended May 31, 2002 primarily due to the purchase of thirteen contracts from PHM. Premiums and fees increased $5.2 million primarily due to the acquisition of OHCA on August 1, 2001 and the commencement of a significant managed care contract on April 1, 2002. Other revenue increased $1.7 million primarily as a result of collections related to PHM invoices made prior to Horizon purchasing the thirteen contracts, a significant increase in the number of short-term consulting contracts, and CQI+ and PsychScope programs.

         Salaries and Benefits. Salaries and benefits for the nine months ended May 31, 2002 were $56.9 million representing an increase of $4.8 million, or 9.2%, as compared to salaries and benefits of $52.1 million for the corresponding period in the prior fiscal year. Average full time equivalents for the nine months ended May 31, 2002 were 1,174 representing an increase of 80 or 7.3%, as compared to average full time equivalents of 1,094 for the nine months ended May 31, 2001. An increase of 46 full time equivalents, or $1.6 million is attributable to the acquisition of OHCA effective August 1, 2001. An increase of 39 full time equivalents, or $1.6 million is attributable to the acquisition of the contracts of PHM effective October 1, 2001. Salary and benefits cost per full time equivalent for the nine months ended May 31, 2002, excluding the OHCA and PHM contract full time equivalents, were $49,369 representing an increase of $1,837 per full time equivalent, or 3.9% as compared to salary and benefits cost of $47,532 per full time equivalent for the nine months ended May 31, 2001.

          Other Operating Expenses (Including Medical Claims, Purchased Services, and Provision for Doubtful Accounts). Other operating expenses for the nine months ended May 31, 2002 were $33.1 million, representing an increase of $2.2 million or 7.1% as compared to other operating expenses of $30.9 million for the corresponding period in the prior fiscal year. The following components identify the primary variances between the periods reported.

         Medical claims expense for the nine months ended May 31, 2002 was $11.1 million, representing an increase of $2.7 million or 32.1%, as compared to medical claims expense of $8.4 million for the corresponding period in the prior fiscal year. Of this $2.7 million increase, $477,000 relates to the acquisition of OHCA and $2.0 million relates to the increase in medical claims expense resulting from the commencement of a significant managed care contract, as well as increases between the periods reported of 5.9% in the average cost per inpatient day and 3.4% in the number of inpatient days. The remaining $200,000 is a result of an increase in outpatient claims expense between the periods.

         Purchased services, which consists primarily of medical specialist fees, legal fees, and consulting fees, were $9.4 million for the nine months ended May 31, 2002 representing an increase of $400,000 or 4.4%, as compared to purchased services of $9.0 million for the corresponding period in the prior fiscal year. This increase is primarily due to consulting fees related to two large "Phase IV" MHO projects.

         Provision for doubtful accounts expense for the nine months ended May 31, 2002 was $200,000, representing a decrease of $1.2 million as compared to provision for doubtful accounts expense of $1.4 million for the corresponding period in the prior fiscal year. This decrease is primarily due to the prior period reserve of outstanding accounts receivable balances for six contract management agreements in which the contract had terminated, litigation was being pursued, and/or the hospital had failed.

         Other expenses for the nine months ended May 31, 2002 were $12.3 million representing an increase of $200,000 or 1.5%, as compared to other expenses of $12.1 million for the corresponding period in the prior fiscal year. Insurance expense increased $180,000 primarily due to increased premium charges for fiscal year 2002. Rent increased $260,000 primarily due to the acquisition of leased space associated with OHCA. Line of credit loan fees increased $140,000 primarily due to amortizing the remaining capitalized costs related with the existing credit facility in conjunction with a new commitment letter from JPMorgan Chase Bank for a new credit facility as discussed previously (see
Note 6 to Consolidated Financial Statements). Other operating expenses decreased $360,000 primarily due to prior period HBS software development project related expenses, which were not incurred in the current year.

         Depreciation and Amortization. Depreciation and amortization expenses for the nine months ended May 31, 2002 totaled $2.1 million, representing a decrease of $1.3 million, or 38.2%, as compared to depreciation and amortization expenses of $3.4 million for the corresponding period in the prior fiscal year. This decrease is primarily due to the company's adoption of SFAS 141 and SFAS 142 which address the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the company discontinued the amortization of goodwill as of September 1, 2001.

         Interest and Other Income (Expense), Net. Interest income, interest expense, and other income for the nine months ended May 31, 2002 was a net expense of $38,000, as compared to $306,000 for the corresponding period in the prior fiscal year. This change is primarily the result of a decrease in net interest expense of $425,000 related to a reduction in the outstanding credit facility balance and the increase in funds invested between the periods, as well as to lower borrowing interest rate levels. The weighted average outstanding balance for the nine months ended May 31, 2002 was $3.8 million with an ending balance of $2.9 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $9.1 million with an ending balance of $7.0 million. The decrease in interest expense is reduced by a decrease in interest income of approximately $108,000 due to lower average cash balances, a decrease in other non-operating income of approximately $23,000 due to the receipt of an escrow settlement in the prior fiscal period related to the Specialty Healthcare acquisition, and a decrease in the gain on sale of assets of approximately $18,000 due to the sale of two vans during the nine months ended May 31, 2001.

         Income Tax Expense. For the nine-month period ended May 31, 2002, the Company recorded federal and state income taxes of $4.2 million resulting in a combined tax rate of 38.7%. For the nine-month period ended May 31, 2001, the Company recorded federal and state income taxes of $3.3 million resulting in a combined tax rate of 39.6%.

LIQUIDITY AND CAPITAL RESOURCES

       The Company believes that its future cash flow from operations (which were $11.0 million for the last twelve months and $7.1 million for the nine months ended May 31, 2002), along with cash of $2.3 million at May 31, 2002, and the $30 million revolving credit facility (of which $26.1 million was available at May 31, 2002 due to outstanding borrowings and letters of credit), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $600,000. The Company may require additional capital to fund acquisitions.

       Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"), with JPMorgan Chase Bank, as Agent, and Bank of America, NA to refinance the loans outstanding under the existing credit agreement. The Second Amended Credit Agreement is a five year facility which consists of a $30.0 million three year revolving/two year term credit facility (which has provisions to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, and finance future acquisitions by the Company. As of May 31, 2002, the Company had borrowings of $2.9 million outstanding against the revolving credit facility.

       The following summary of certain material provisions of the Second Amended Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which is filed as Exhibit 10.1 to this report.

       The Company and one of its subsidiaries are the borrowers under the Second Amended Credit Agreement, which is unconditionally guaranteed by all material subsidiaries of the Company. Principal outstanding under the Second Amended Credit Agreement bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus .5% to 1.25% (depending on the Company's Indebtedness to EBITDA Ratio), or the "Eurodollar Rate" plus 2.00% to 2.75% (depending on the Company's Indebtedness to EBITDA Ratio), as selected by the Company. The Company pays interest quarterly and incurs quarterly commitment fees of .5% per annum on the unused portion of the revolving credit facility.

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future subsidiaries of the Company.

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

         See Note 9, Subsequent Events in the accompanying financial statements included elsewhere herein regarding the acquisition of a nurse staffing company.

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

         At May 31, 2002, the Company had approximately $2.9 million of debt obligations outstanding with a weighted average interest rate of 5.25%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 2002, would change interest expense by approximately $15,000 annually. This would be funded out of cash flows from operations, which were $7.1 million for the nine months ended May 31, 2002.

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

         Also see Note 7 Commitments and Contingencies in the accompanying financial statements included elsewhere herein.

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

10.1 Second Amended and Restated Credit Agreement, dated May 23, 2002, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as borrowers, and JPMorgan Chase Bank, as Agent and individually as Bank (filed herewith).

10.2 Seventh Amendment to Letter Loan Agreement, dated May 23, 2002, between North Central Development Corporation, as Borrower, Horizon Health Corporation and subsidiaries, as limited guarantors, and JPMorgan Chase Bank, as the Lender (filed herewith).

10.3 Second Amended and Restated Revolving Note, dated May 23, 2002 between Horizon Mental Health Management as Borrower, and JPMorgan Chase Bank, as Agent and individually as a Bank (filed herewith).

10.4 Second Amended and Restated Revolving Note, dated May 23, 2002 between Horizon Mental Health Management as Borrower, and Bank of America, National Association, as Agent and individually as a Bank (filed herewith).

10.5 Second Amendment to Lease Agreement dated November 15, 2000 between North Central Development Corporation, as Lessor, and Horizon Health Corporation as Lessee (filed herewith).

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

   (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

         Current report on Form 8-K filed with the Commission on June 7, 2002. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company's third quarter financial results on June 18, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JUNE 27, 2002

                                    HORIZON HEALTH CORPORATION


                  BY:                 /s/ RONALD C. DRABIK
                     -----------------------------------------------------------
                                         RONALD C. DRABIK
                  SENIOR VICE PRESIDENT-FINANCE AND ADMINISTRATION AND TREASURER
                           (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

10.1              Second Amended and Restated Credit Agreement, dated May 23,
                  2002, between Horizon Health Corporation and Horizon Mental
                  Health Management, Inc. as borrowers, and JPMorgan Chase Bank, as Agent and individually as Bank (filed herewith).

10.2              Seventh Amendment to Letter Loan Agreement, dated May 23,
                  2002, between North Central Development Corporation, as
                  Borrower, Horizon Health Corporation and subsidiaries, as limited guarantors, and JPMorgan Chase Bank, as the Lender
                  (filed herewith).

10.3 Second Amended and Restated Revolving Note, dated May 23, 2002 between Horizon Mental Health Management as Borrower, and
                  JPMorgan Chase Bank, as Agent and individually as a Bank
                  (filed herewith).

10.4 Second Amended and Restated Revolving Note, dated May 23, 2002 between Horizon Mental Health Management as Borrower, and Bank of America, National Association, as Agent and individually as a Bank (filed herewith).

10.5 Second Amendment to Lease Agreement dated November 15, 2000 between North Central Development Corporation, as Lessor, and
                  Horizon Health Corporation as Lessee (filed herewith).

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).