Form 10-K
period 2002-08-31
HORIZON HEALTH CORP /DE/
filed 2002-11-22
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2002

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

Yes  [ x ]           No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of November 8, 2002 there were 5,251,622 shares of the registrant's Common Stock, $.01 par value, outstanding and the aggregate market value of the shares of such stock held by non-affiliates of the registrant was $67,035,542. Solely for purposes of computing such aggregate market value of the outstanding Common Stock, shares owned by directors and executive officers of the registrant have been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 30, 2003.

                                TABLE OF CONTENTS

                           HORIZON HEALTH CORPORATION

                                                                                                           PAGE
                                                                                                           ----
PART I

      Item 1.      Business ..................................................................................3

      Item 2.      Properties ...............................................................................22

      Item 3.      Legal Proceedings ........................................................................23

      Item 4.      Submission of Matters to a Vote of Security Holders ......................................23

PART II

      Item 5.      Market for the Company's Common Equity and Related  Stockholder Matters ..................25

      Item 6.      Selected Financial Data ..................................................................25

      Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations ....27

      Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ...............................41

      Item 8.      Financial Statements and Supplementary Data ..............................................42

      Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....42

PART III

      Item 10.     Directors and Executive Officers of the Registrant .......................................42

      Item 11.     Executive Compensation ...................................................................42

      Item 12.     Security Ownership of Certain Beneficial Owners and Management ...........................42

      Item 13.     Certain Relationships and Related Transactions ...........................................42

      Item 14.     Controls and Procedures ..................................................................42

PART IV

      Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................43

      PART 1

ITEM  1.    BUSINESS

      Unless the context otherwise requires, whenever used herein the terms "Company", "Horizon" and "Registrant" refer to Horizon Health Corporation and its subsidiaries.

GENERAL

      The Company is a diversified provider of health care services. It provides
(a) employee assistance programs and managed behavioral health services to employers, health maintenance organizations and insurance companies, (b) contract management of psychiatric and physical rehabilitation clinical programs, (c) outcome measurement and clinical research services and (d) by virtue of its acquisition of ProCare One Nurses, LLC, effective June 13, 2002, specialized nurse staffing services to hospitals. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. As of August 31, 2002, the Company had 688 contracts to provide EAP and managed mental health services covering approximately 2.4 million lives. The Company is a leading provider of contract management services of clinical programs offered by general acute care hospitals in the United States. As of August 31, 2002, the Company had 142 management contracts with contract locations in 34 states and the District of Columbia. Of those management contracts, 117 related to mental health treatment programs and 25 related to physical rehabilitation programs. The Company has a proprietary mental health outcomes measurement system known as CQI+ and also provides other outcomes and Phase IV clinical research services known as "PsychScope". At August 31, 2002, the Company had contracts to provide outcome measurement services at 158 contract locations as well as 6 PsychScope contracts. As of August 31, 2002, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 500 nurses to over 100 different general acute care hospitals.

      The Company's primary strategies, which are being pursued through both internal growth as well as accretive acquisitions, are (1) to maintain and further enhance its position as the leader in the contract management of mental health treatment programs offered by general acute care hospitals, (2) to increase its market position as a contract manager of physical rehabilitation clinical programs, (3) to expand the range of other clinical and related services it offers to client hospitals, (4) to grow its employee assistance programs and managed behavioral care services, and (5) to expand its specialized nurse staffing services into new geographic locations.

         The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing contract management and other services. The Company considers itself well positioned to overcome the reservations of certain hospital administrators to outsourcing clinical services. The Company also believes it has opportunities to cross-sell contract management services of mental health and physical rehabilitation programs to client hospitals. The Company has successfully expanded the breadth of services it offers to include the contract management of a full continuum of mental health services, outcome measurement services, and contract management of an expanding array of physical rehabilitation services. In addition, the Company has capitalized on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to businesses and managed care organizations. The Company believes it is strategically sized to deliver such services on a national basis, while still providing local or individualized service to customers and their respective employees or members and a full range of products and services on an individual or integrated basis tailored to meet the needs of small, medium, or large employers or managed care organizations. Through the recent acquisition of ProCare One Nurses, the Company has again further diversified into another related area within the healthcare services industry. The Company is actively pursuing the expansion of its nurse staffing services, both within and beyond its current California and Michigan geographic markets.

      The Company considers that it has five identifiable business segments as follows: (1) mental health contract management services, (2) physical rehabilitation contract management services, (3) employee assistance programs and managed care behavioral health services, (4) outcomes measurement and psychiatric database services and (5) specialized nurse staffing services. For the year ended August 31, 2002, the revenues of such business segments constituted 55.0%, 10.5%, 28.3%, 2.4%, and 3.7%, respectively, of the total revenues of the Company. The revenues of the specialized nurse staffing services consisted of only 2.6 months of operations after the ProCare acquisition. See
Note 14 to the Consolidated Financial Statements of the Company included herein for financial information regarding business segments of the Company.

      MENTAL HEALTH SERVICES

      The Company believes that there continues to be a viable market in providing mental health contract management services to general acute care hospitals in the United States. General acute care hospitals are outsourcing key clinical departments to independent contract management companies for several reasons, including: (i) the expertise necessary for the development, management and operation of specialized clinical programs differs from that for traditional medical/surgical services, (ii) hospitals often lack access to skilled professionals and the support staff needed to operate specialized clinical programs, (iii) hospitals often lack expertise in the marketing and referral development activities required to support specialized clinical programs, and
(iv) hospitals often lack expertise necessary to design and operate specialized clinical programs that satisfy regulatory, licensing, accreditation and reimbursement requirements.

      A major shift in the delivery of mental health services is occurring as payors are increasingly using managed care methods for pre-approval for review and payment of mental health treatment and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the changing demands of governmental payors, managed care companies and other third-party payors. The Company also believes that it generally costs general acute care hospitals less to provide inpatient and partial hospitalization mental health services than it costs freestanding psychiatric hospitals in part due to the ability of acute care hospitals to utilize shared support services and excess capacity. General acute care hospitals are also able to provide their mental health patients with needed medical and surgical care on-site and in a more cost-effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

      The Company believes that, due to the increasing emphasis on cost-effective treatment and growing needs in the medical marketplace reinforced by demographic trends, significant demand exists for a complete continuum of mental health services. In response to this demand, it has expanded the mental health programs it manages to include partial hospitalization (or day treatment), outpatient treatment, and short-term crisis intervention as alternatives and compliments to inpatient care. The Company believes it is uniquely positioned to capitalize on the increased demand for mental health contract management services as a result of its ability to provide a full continuum of mental health services, its proprietary quality and outcomes measurement system and its demonstrated industry expertise. In addition, the Company believes its position as the leading contract manager of mental health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate administrative functions.

      The Company has the expertise to manage a broad range of clinical mental health programs, including geropsychiatric, general adult, substance abuse and child and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups. Mental health services represented 117 of the Company's 142 management contracts at August 31, 2002.

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

      Consulting Services. In late 1999 the Company made a commitment to expand its services by offering its considerable expertise in the mental health industry to hospital clients on a consulting basis. Over the past twenty years, the Company has been involved in the management of every facet of the mental health delivery system: inpatient, partial hospitalization, outpatient, home health and practice management. The Company's consulting services allow clients to take advantage of the Company's considerable expertise without a contract management relationship. The Company has developed consulting modules that it refers to as its Avenues(TM) service modules. The Company's Avenues(TM) service modules provide assessment and ongoing support in key areas such as clinical policies and procedures development, Medicare billing and coding assistance, comprehensive clinical audits, outcomes measurement and reporting, professional marketing and community relations.

      The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 2002, 69% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain regulatory maximum limitations on reimbursement amounts, the Medicare program reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and also allows reimbursement for partial hospitalization on a specified fee for service basis that facilitates the ability to treat patients in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals to receive approval for inpatient programs as distinct part units ("DPUs") to qualify for reimbursement under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below.

      The fees received by the Company for its services under management contracts are paid directly by its client hospitals. The client hospitals receive reimbursement under either the Medicare or Medicaid programs or from insurers, self-funded benefit plans or other third-party payors for the services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health services pursuant to management contracts with the Company, as well as the decisions whether to renew such contracts and the amount of fees to be paid thereunder.

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $212.27 per day, which when implemented lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Revenues from partial hospitalization services were $4.8 million, or 5.1% of total contract management revenues for the year ended August 31, 2002, down approximately $2.6 million, or 34.9% from the prior fiscal year. Of the 41 contracts including partial hospitalization services in effect on August 31, 2002, 31 program locations had partial hospitalization services in operation, 9 program locations were in operation but the partial hospitalization services were not in operation, and 1 program location was not yet in operation for any services.

      On August 1, 2002 the Centers for Medicare and Medicaid Services or "CMS" (formerly Health Care Financing Administration or "HCFA") issued final amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the revised regulations, while still subject to clarification as to specific applicability, may have an effect on 6 of its management contracts. In addition, CMS delayed from October 1, 2002 to July 1, 2003, the implementation date of the new regulations for facilities and organizations treated as provider based prior to October 1, 2000. The Company believes that the final amendments will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals.

      The Balanced Budget Refinement Act of 1999 mandates that a prospective payment system for inpatient psychiatric services be developed. The system is to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system. However a per case rate system alternative is being considered.

      The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in March 2003, subjected to a comment period, and then implemented in January 2004.

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

      PHYSICAL REHABILITATION SERVICES

     The Company has successfully expanded the types of programs that it manages for its client hospitals to include physical rehabilitation services. The Company's acquisition of Specialty Healthcare Management, Inc. in August 1997 expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors driving demand for contract management of mental health programs are also driving significant demand for contract management of physical rehabilitation programs. The Company provides contract management for a full range of physical rehabilitation services. In addition to acute physical therapy and rehabilitation services, the Company also provides contract management for skilled nursing services and outpatient rehabilitation programs. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped fuel growth in these outpatient services.

      The Company provides contract management for a broad range of physical rehabilitation programs including acute rehabilitation units, as well as skilled nursing units, and outpatient rehabilitation programs. Physical rehabilitation services represented 25 of the Company's 142 management contracts at August 31, 2002.

      Acute rehabilitation units are specialized programs that incorporate a variety of treatments and services aimed at improving an individual's functional level following a disabling illness or traumatic injury. The treatment program is led by a physician and provided by an interdisciplinary team of health care professionals including physical, speech, occupational and recreational therapists, rehabilitation nurses and social workers. The Company tailors an acute rehabilitation program for a health care facility to satisfy unmet community and medical staff needs, while maximizing utilization of the facility.

      Outpatient rehabilitation serves as an adjunct to inpatient physical therapy and rehabilitation programs. The program provides the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury.

      Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period, which began January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise or lower Medicare per patient and/or overall reimbursement levels to hospitals for physical rehabilitation services, subject to the subsequent relative changes in per patient costs and patient volumes. Where lower, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts. The Company believes its hospital based service delivery system is a cost efficient model in general terms as compared to alternative structures in the marketplace. While the Company is generally not experiencing adverse consequences as a result of this change in reimbursement, at this time, the Company cannot meaningfully predict the ultimate impact prospective payment will have on the programs it currently manages or on its opportunities for obtaining new programs. In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients.

      CQI+ OUTCOMES MEASUREMENT AND PSYCHSCOPE SERVICES

      The Company began offering its proprietary CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for mental health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. The CQI+ Outcomes Measurement System provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided, and to demonstrate the benefits of its programs to patients and providers. The CQI+ System provides the Company with a valuable tool for demonstrating clinical results of the mental health programs managed by the Company and in marketing such management services to other hospitals. The Company provides outcome measurement services to acute care hospital-based programs, freestanding psychiatric hospitals, community mental health centers, residential treatment centers and outpatient clinics. The Company's CQI+ System has met the criteria for inclusion in the Joint Commission on Accreditation of Healthcare Organizations ("JACHO") ORYX Initiative and is included on JCAHO's list of acceptable outcome measurement systems. The Company is committed to meeting the requirements as established by JCAHO. As of August 31, 2002, 46 of the Company's mental health management contracts included the CQI+ System and in addition 112 contracts were with stand-alone facilities. Since offering the CQI+ System, the Company has compiled a proprietary database containing non-identifiable patient outcome measurement data on approximately 107,000 patients. Sample data is typically collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. With the continued emphasis on accountability and the JCAHO accreditation requirement, the Company believes that its CQI+ System is an important component of the mental health services it provides.

      The Company developed and began to market in fiscal 1999 its proprietary PsychScope Research Services, which are based on non-identifiable patient outcomes measurement data collected from approximately 107,000 patients that have participated in the CQI+ Outcomes Measurement System since 1994 and on research relationships established with behavioral healthcare providers. The PsychScope Research Services allow pharmaceutical product marketers and researchers to access "real world" information on the use of key drugs within the antipsychotic, antidepressant, and mood stabilizer classes, specifically within behavioral healthcare. The services can be accessed in two ways. First, pharmaceutical customers can receive retrospective drug usage reports and studies based on the 107,000 patient database begun in 1994. This service allows marketers and outcomes researchers to access, track and trend drug usage information over time for use in a wide range of marketing, publication and research strategies. Second, pharmaceutical customers can purchase customized prospective outcomes and Phase IV research studies, which MHO implements within its network of behavioral healthcare research sites. These outcomes and research studies become a key component of product development, marketing programs, and/or the clinical publication strategy for the pharmaceutical customer. The healthcare market for database, outcomes and PHASE IV clinical research services is an established and growing market that is fueled by the highly competitive pharmaceutical marketplace. As of August 31, 2002 the Company had 6 contracts to provide outcomes and research services.

      MANAGED BEHAVIORAL HEALTH CARE SERVICES AND EMPLOYEE ASSISTANCE PROGRAMS

      As of August 31, 2002, the Company had 688 contracts to provided EAP and managed behavioral health care services for approximately 2.4 million lives covered by various health plans and companies with which it had contracted. The Company contracts with insurance companies, HMOs and self-insured employers to provide the mental health care component of the general health plans offered by such entities. The contracts are primarily on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan, however, a portion of the contracts are structured on a stipulated fee-for-service basis. The behavioral health care services are provided by mental health care professionals that are employed by the Company or through a network of approximately 17,000 independent providers under contract with the Company. The Company provides its clients with quality, cost-effective programs for administration and management of behavioral health, substance abuse and psychiatric disability management services. The Company also maintains extensive involvement on a national level in the at-risk management of mental health services under employer plans and commercial programs. Beginning with the acquisition of Florida Professional Psychological Services, Inc., in August 1996, and continuing with the acquisitions of Acorn Behavioral Health Care Management Corporation in October 1997, and FPM Behavioral Health, Inc. in June 1998, the Company expanded its services to include the provision of full risk, capitated managed behavioral health care services for insurance companies and health maintenance organizations and self-insured employers, as well as the provision of employee assistance programs for employers. The Company further expanded its services in this area with the acquisitions of ChoiceHealth, Inc., in October 1998, Resources in Employee Assistance and Corporate Health, Inc., in April 1999 and Occupational Health Consultants of America ("OHCA"), in August 1, 2001. Subsequent to the year ended August 31, 2002, the Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") on November 4, 2002, with an effective date of October 31, 2002. EAP International, headquartered in Denver, Colorado, had approximately 170 contracts covering approximately 475,000 lives at September 30, 2002.

      The behavioral health care services are provided by mental health care professionals that are employed by the Company or through a network of approximately 17,000 independent providers that are under contract with the Company. In addition, the Company operates four clinics within the state of Florida, which perform related services. The Company reimburses the independent professionals and institutions on a negotiated fee-for-service basis. The clinical staff represents a broad range of treatment and case management specialties and is qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The staff includes psychiatrists, nurses, psychologists, social workers, and other related mental health personnel. The Company believes that its existing relationships with health care providers and its expertise in the provision of mental health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically furnish such services.

      Many of the providers in the managed care network also participate in the EAP network. Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, generally give employees and their dependents the opportunity to have three to six consultations annually with a health care provider to discuss problems that may be affecting their ability to work. Such problems frequently relate to matters unrelated to mental health care. The purpose of the consultation is to help the employee identify the problem and to recommend a course of action or treatment to address the problem. The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification, consultation and treatment can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. Proactive use of Critical Incident Stress Debriefing for employers and their employees as a defensive measure has been increasingly utilized in the past year. In the Company's HorizonCareLink models, they focus on providing consultation and resource services to assist employees and families in achieving personal success and emotional wellbeing. The Company also offers a comprehensive array of work life information and referral sources. Modes of access to services include traditional face-to-face sessions as well as HorizOnline, an internet based EAP program, and HorizonCareLink, a telephonic based EAP program, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional wellbeing. The Company is paid a specified fee per month per employee for its services, which amount varies depending on the range of services provided.

      Recent corporate development initiatives undertaken by the Company to expand its behavioral service businesses include the pursuit of a Knox-Keene license to conduct "at-risk" business in the State of California. The Company also intends to continue its acquisition strategy in this area.

      In October 2000, Horizon Behavioral Services, Inc. was awarded a three year, Full Accreditation from the National Committee for Quality Assurance ("NCQA") under its 2000 standards for managed behavioral health care organizations. NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care organizations, physician organizations, managed care organizations and credentials verification organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members. The NCQA standards for the accreditation are intended to help organizations achieve the highest level of performance possible, reduce patient risk for untoward outcomes, and create an environment of continuous improvement. Accreditation decisions include Full Accreditation (the highest level), One-year Accreditation, Provisional Accreditation and Denial.

      Employee assistance programs, which are usually provided by employers as a benefit at no cost to employees, give employees the opportunity to have consultations with a health care provider to identify and discuss problems that may be affecting the work performance of the employee and a course of action or treatment to address such problems. The EAP also provides consultative services for the supervisors, managers and human resource departments of companies purchasing services. Critical Incident Debriefing programs and specialized training are elements of the program. The Company also offers a comprehensive array of work life information and referral sources. Modes of access to services include traditional face-to-face sessions as well as HorizOnline, an internet based EAP program, and HorizonCareLink, a telephonic based EAP program, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional wellbeing. As with its other products, the Company intends to cross market such programs as additional services it can offer new and existing client hospitals. In March 2002, the Company's EAP/Employer division received its fourth successive full, two-year accreditation for utilization management from the American Accreditation HealthCare/Commission (URAC), a non-profit charitable organization founded in 1990 to establish standards for the health care industry.

      PROFESSIONAL NURSE STAFFING SERVICES

The Company's acquisition of ProCare, in June 2002, expanded the Company's operations by entering into the specialized (neo-natal, emergency room and critical care) nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized nurse staffing service to hospitals. In a typical month the Company provides more than 500 nurses to over 100 client hospitals through per diem, short-term and traveling nurse contracts with acute care hospitals. The per diem contracts provide short-term staffing solutions to hospitals resulting from increases in the number of patients or the patient acuity and the availability of their own staff. The temporary nurse staffing industry is enjoying strong growth due to a chronic staffing shortage. The staffing shortfall is primarily caused by an aging workforce, a declining number of new entrants into the profession, and an increasing demand for healthcare professionals as well as by regulatory mandated nurse staffing levels in certain locals. A key driver for the Company to be successful in this industry is its ability to continue to attract and retain a large supply of highly qualified and experienced nurses. The staffing shortage and an increased demand by hospitals is causing both hourly rates charged to hospitals and the hourly rates paid to nurses to rise and is increasing the costs of recruiting an adequate supply of nurses. As an industry practice, when a hospital experiences a staffing shortage, it may call on one of many staffing companies to fill the position. Typically the first staffing company to call the hospital back with a qualified, available nurse will have the opportunity to fill the open position. Although hospitals are sensitive to a nurse's hourly rate, often this concern is secondary to availability.

OPERATIONS

      MANAGEMENT CONTRACTS

      The Company operates its mental health management contract business through a regional structure that includes offices in the Chicago, Dallas and Tampa metropolitan areas and a national support center ("NSC") in the Dallas suburb of Lewisville, Texas. The structure is designed to maintain key operating employees of the Company in direct contact with clients. Each of the regional offices is staffed at a capacity to supervise up to 40 mental health management contract locations. Each regional office is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to twelve mental health management contract locations. Other regional office personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. The Company's physical rehabilitation management contracts are operated in the same organizational manner out of its NSC with plans to develop a comparable regional office structure as it expands its operations. At August 31, 2002, of the Company's 939 contract management employees, there were 880 program employees at its contract locations and 59 employees at its regional and NSC offices.

      The Company provides its management services under contracts with its client hospitals. Each contract is tailored to address the differing needs of the client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more treatment programs offering inpatient, partial hospitalization, outpatient services, and or other services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), support services (such as billing, dietary and housekeeping), and generally its own nursing staff in connection with the operation of its programs, with the Company providing operating and clinical expertise through its onsite management staff.

      While each of the Company's management contracts is tailored to the specific needs of the client hospital, substantially all of the Company's contracts contain certain non-compete and confidentiality provisions. In addition, the Company's management contracts typically prohibit the client hospital from soliciting the employment of the Company's employees during the contract term and for a specified period thereafter.

      Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or to early termination provisions included in the contracts. As of August 31, 2002, 2001 and 2000, the Company had successfully retained 83%, 86%, and 79%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company's experience is that the most frequent reasons why the client hospitals do not renew a contract is that they desire to manage such programs themselves, the economic viability of the programs have changed resulting in their closing the programs, or a change in hospital administration results in a change in philosophy regarding the use of contract managers.

      Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient census at the program or a fixed fee with reimbursement for specified direct program costs. The management fee is frequently subject to periodic adjustments as a result of changes in a relevant price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the fiscal year ended August 31, 2002, the Company refunded $8,839 of its fees in relation to such denials.

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

      The Company also develops and maintains standardized clinical, operating, and administrative policy and procedure manuals, initial and ongoing staff training and education, and comprehensive quality assurance and ethical and regulatory compliance procedures. Each local program director receives ongoing support from the Company's National Support Center and regional support staff in areas including recruiting, finance, reimbursement, referral development, marketing, quality assurance and regulatory compliance.

      Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors and other program management personnel, an annual leadership conference for all program directors and other program personnel, and an on-going comprehensive ethics compliance plan.

      Program Staffing

      Mental health programs typically have an independent psychiatric medical director, a program director who is usually a psychologist, advance degreed nurse or a social worker, a clinical assessment coordinator and additional social workers or therapists as needed. Many programs also include a nurse manager or a community education coordinator. Physical rehabilitation programs generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors generally have a contract with the Company under which on-site administrative services needed to administer the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are usually employees of the Company. At August 31, 2002, the Company had an average of 7 on site employees per contract location.

      Program Education and Referral Development

      The treatment programs managed by the Company are offered by general acute care hospitals. Most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Many contract locations have a community education coordinator (CEC) who works with a referral development committee consisting of the Company and hospital personnel to educate physicians, other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital, to which they can direct patients. The CEC also designs and offers community educational programs regarding various health issues.

      Internal Clinical Audits

      The Company has established a comprehensive internal clinical audit process for its mental health and physical rehabilitation programs. The Company's regional mental health clinical specialists review the services and clinical documentation of the treatment programs to ensure compliance with client hospital, federal, state and Company standards. The Company also has a staff of internal clinical auditors, who make at minimum, annual visits to contract locations as well as conduct periodic "surprise visits". The auditor typically reviews medical records and marketing programs, and conducts interviews with physicians, referral sources and client hospital staff members and frequently patients and/or their families. Results of the audits are independently reported directly to the senior management of the Company, rather than through the operating organization.

Contract Locations

      At August 31, 2002, the Company had a total of 142 mental health and physical rehabilitation management contracts with general acute care hospitals located in 34 states and the District of Columbia, as shown below:

                                 NUMBER OF
STATE                            CONTRACTS
-----                            ---------
Alabama ..........................  1
Arkansas ......................... 12
California ....................... 18
Colorado .......................... 1
Connecticut ....................... 2
District of Columbia .............. 1
Florida ........................... 2
Georgia ........................... 1
Idaho ............................. 1
Illinois .......................... 4
Indiana ........................... 1
Iowa .............................. 1
Kansas ............................ 1
Kentucky .......................... 6
Louisiana ......................... 5
Maryland .......................... 1
Massachusetts...................... 3
Michigan ..........................10
Mississippi ....................... 7
Missouri .......................... 4
Nebraska .......................... 1
Nevada ............................ 2
New Jersey ........................ 2
New York .......................... 6
North Carolina .................... 6
Ohio .............................. 7
Oklahoma .......................... 2
Oregon ............................ 1
Pennsylvania ......................13
South Carolina .................... 2
South Dakota ...................... 1
Tennessee ......................... 7
Texas ............................. 6
Washington ........................ 2
Wisconsin ......................... 2

      Client Hospitals

      The Company's clients are primarily small to medium sized hospitals often located in rural areas, but do include some large tertiary care hospitals. At August 31, 2002, 22.5% of the Company's management contracts were with proprietary hospitals. The remaining contracts are primarily with community not-for-profit hospitals.

CQI+ OUTCOMES MEASUREMENT AND PSYCHSCOPE SERVICES

      The Company develops and operates its outcomes measurement system with a staff of 26 employees primarily out of its NSC. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database using automated technologies from which reports are developed, reviewed and analyzed.

MANAGED CARE AND EMPLOYEE ASSISTANCE CONTRACTS

      During fiscal year 1998, the Company combined its three managed care subsidiaries (Florida PPS, Acorn, and FPM Behavioral Health) into Horizon Behavioral Services ("HBS") to promote a national integrated organization, a stronger market identification, and to achieve operating efficiencies. The Company's managed care business operations center is located in suburban Orlando, Florida, its EAP/Employer business operations center is located in suburban Philadelphia, Pennsylvania and the OHCA EAP subsidiary is headquartered in Nashville, Tennessee, with small regional and satellite offices located in various cities.

      The Company's HBS subsidiary has a total network of approximately 17,000 independent providers, many of whom contract with more than one of the Company's three behavioral health operating units. The Company's managed care business has 27 licensed clinicians providing services in its four clinic locations in Florida, an additional 140 employees working in clinical management and administrative positions at its operations center, and has a provider network consisting of contracts with approximately 5,300 providers and facilities. The Company's EAP/Employer division, at its various locations, has 57 employees and has contracts with approximately 15,000 individual providers located in all 50 states. The Company's OHCA EAP subsidiary, at its various locations, has 43 employees and has contracts with approximately 1,500 individual providers. The Company's managed care and EAP operations also have 21 employees composed of sales, marketing and administrative services based at the NSC and its various operating locations.

      The Company delivers its EAP and managed care services to customers with locations throughout the U.S. through provider networks and through employees in the Philadelphia, Orlando and Nashville metropolitan areas, as well as eight regional offices. Additionally, the Company operates four clinics in the Orlando area. Claims are currently processed primarily at the Orlando location, with certain claims processed at the Philadelphia and Nashville locations.

PROFESSIONAL NURSE STAFFING SERVICES

      On average, the Company provides specialized nurse staffing services on a monthly basis to in excess of 100 hospitals through per diem, short-term and traveling nurse contracts with acute care hospitals. The per diem contracts provide short-term staffing solutions to hospitals resulting from increases in the number of patients or the patient acuity and the availability of their own staff. Hospitals typically have contracts with multiple staffing agencies. Usually, the first staffing company with an available, qualified nurse will have the opportunity to fill the position. The per diem contracts meet incidental needs and are not exclusive agreements and do not guarantee the number of health professionals that will be provided to the hospital. The short-term and traveling nurse contracts normally assist the hospital in filling an expected vacancy of five to thirteen weeks. Under some agreements the hospital may charge the Company a fee if the Company staff does not "show" for an assigned shift. Contracts are usually renewed if the hospital is satisfied with the quality and the availability of the Company's nurses.

      The Company provides services from two offices, with Santa Ana, California being the major location and the second located in West Bloomfield, Michigan. The Company has a total of 21 employees in Santa Ana, California and 10 employees in Detroit, Michigan.

ADMINISTRATION

      The Company has an additional 92 employees at its NSC who provided company-wide support in finance, human resources, information technology, marketing recruitment, clinical standards, and other administrative and executive services.

SALES AND MARKETING

      At August 31, 2002, the Company employed in direct sales activities for its mental health and physical rehabilitation contract management businesses seven full-time Vice Presidents of Development, a Senior Vice President of Development and a Senior Vice President of Business and Contract Development. In addition, the Company has one Vice President of Development for consulting services. The Company compiles information from numerous databases, as well as other sources and referrals, to identify prospective clients. The Company has developed profiles of over 5,000 hospitals in the United States, with numerous financial and operating characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates, which number approximately 1300, is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. Once identified, an internal telemarketing system is in place to contact and qualify the potential clients. A Vice President of Development, who typically acts as the point person on the sales team then contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months, during which time a Senior Vice President of Development will assist the Vice President of Development and will generally become involved at the later stages of the sales process and negotiate the final terms of the management contract. Operations and clinical management also participate in and support the sales process. The Company believes it has substantial opportunity to cross-sell a broad range of services to client hospitals and is pursuing the development of such opportunities as a primary part of its business strategy.

      The Company's subsidiary Mental Health Outcomes ("MHO") markets the CQI+ Outcomes Measurement System to approximately 1,200 medical/surgical hospitals with psychiatric inpatient units and 300 free-standing psychiatric hospitals nationwide and PsychScope Research Services to 11 pharmaceutical companies. MHO employs a full-time Director of Market Development who markets the CQI+ System to hospitals by developing an understanding of psychiatric program outcomes measurement needs and determining the most suitable CQI+ System Module. MHO also employs a full time Coordinator of Market Development for telemarketing to support initial telemarketing calls to prospective CQI+ customers. In addition, CQI+ is marketed as an "add-on" service to the contract managed psychiatric programs provided by the Company's Horizon Mental Health Management subsidiary through efforts of the Vice Presidents of Development. MHO also employs a full-time Vice President of Market Development who markets PsychScope services by assessing research needs and opportunities within the commercial and clinical functions of targeted pharmaceutical companies. MHO seeks to build awareness of its market outcomes and Phase IV research services within brand drug teams, through focused central nervous system therapeutic expertise, excellent service and a history of successful projects.

      The Company's subsidiary Horizon Behavioral Services ("HBS") markets employee assistance programs and managed behavioral health programs to employers, insurance companies and HMO's nationwide. HBS employs a full-time Vice President of EAP Sales, and four Regional Vice Presidents of Sales to market its traditional EAP products, three Regional Sales Representatives to market its emerging business EAP products and OHCA EAP products, and a Vice President to market its behavioral health managed care services to insurers, HMO's and self-insured employers who outsource management of the behavioral health benefit to an experienced provider. The HBS sales staff markets EAP products to employers by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP model. In addition, EAP services may be marketed by the Horizon Mental Health Management Vice Presidents of Development to hospitals as a benefit for their employees.

      The subsidiary ProCare One Nurses ("ProCare") markets specialized nurse-staffing services to acute care hospitals primarily in California and Michigan. The operations management in each office is responsible for marketing hospitals in their area to obtain contracts. The short-term and travel placements are marketed by recruiters who match each opportunity with a qualified nurse from the Company's portfolio of nurses who is available and meets the hospital's required qualifications.

COMPETITION

      The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the types of companies providing such services. The Company competes with several national competitors and many regional and local competitors, some of which have greater resources than the Company. In addition, hospitals could elect to manage their own mental health or physical rehabilitation programs.

      Competition among contract managers for hospital-based mental health and physical rehabilitation programs is generally based upon reputation for quality, price, the ability to provide financial and other benefits for the hospital, and the management, operational and clinical expertise necessary to enable the hospital to offer mental health and physical rehabilitation programs that provide the full continuum of mental health and physical rehabilitation services in a quality and cost-effective manner. The pressure to reduce health care expenditures has strengthened the need to manage the appropriateness of mental health and physical rehabilitation services provided to patients. As a result, competitors without substantive management experience covering the various levels of the continuum of mental health and physical rehabilitation services may not be able to compete successfully. The Company believes that its reputation and management expertise will enable it to compete successfully in this rapidly changing market.

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

      The Company competes with hospitals, nursing homes, clinics, physicians' offices and other staffing companies for the services of registered and other nurses. Registered nurses, especially those with specialized skills, are in limited supply and there can be no assurance that the Company will be able to attract a sufficient number of registered nurses for its growing needs. The Company has direct competition from local, regional and national staffing companies when recruiting nurses. Nurses may have special training, or a preference to work in a specific service area of the hospital that may narrow their general availability to work assignments.

      Competition among nurse staffing companies is generally based on the quality of the nurses provided, availability to fill shifts, responsiveness and price. Hospitals require qualified nurses to fill staff vacancies and to allow for flexibility and efficiency due to change in the number of patients being treated and their acuity. A hospital's success is predicated, in part, on the ability to staff quality nurses.

      The behavioral health care marketplace includes three large national providers who control over half of the market. The balance of the market is highly fragmented and for EAP business consists of organizations from medium size and regional operations to small local providers. The primary factor affecting competition in the EAP business is the range of services provided and price. In addition, quality of service and the mode of access are also of importance to EAP customers. Price is the primary factor in obtaining additional managed care customers. Companies involved in behavioral health care must meet heightened requirements related to increased customer and government scrutiny, particularly the new HIPPA regulations. Customers frequently require sophisticated data that provides information regarding clinical outcomes, patient and provider satisfaction, administrative performance, and other performance related information.

      On October 20, 2000, HBS's managed care operations in Orlando, Florida received a three-year, Full Accreditation from the National Committee for Quality Assurance ("NCQA"). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral healthcare organizations, physician organizations, managed care organizations and credential verification organizations. A Full Accreditation is granted for a period of three years to those plans that have excellent programs for continuous quality improvement and meet NCQA's rigorous standards. HBS's EAP operations in Philadelphia, PA has full URAC accreditation.

      The Company has no individual customer comprising of 10% or more of its revenue or on which its overall operations or financial results are substantially dependent.

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

      Facility Use and Certification

      Hospital facilities are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The mental health and physical rehabilitation programs which the Company manages are also subject to licensure and certification requirements. The Company assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to commence operations. In granting and renewing a facility's licenses, governmental agencies generally consider, among other factors, community needs, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. The Company believes that the mental health and physical rehabilitation programs it manages and the facilities of the client hospitals used in the operation of such programs comply in all material respects with applicable licensing and certification requirements.

      Medicare and Medicaid; Reimbursement for Services

      Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid directly by its client hospitals for the management services it provides. While fees paid to the Company by its client hospitals are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment, or its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's client hospitals and, in turn, on the Company.

      The Company is not a provider reimbursed by Medicare or Medicaid but provides contract management services to such providers. As such, the Company could be considered subject to applicable federal and state laws. While the Company believes that its relationships with its client hospitals, medical directors and other providers and the fee arrangements with its client hospitals are consistent with Medicare and Medicaid criteria, those criteria are often general and ambiguous in nature and subject to interpretation, sometimes differently by different Medicare financial intermediaries who administer the programs on behalf of the federal government. In addition, the federal government has been actively investigating health care providers for potential abuses. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

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

Medicare Part B, the Supplementary Medical Insurance program (42 U.S.C. Section 1395j et seq.), is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A. Under Part B, each beneficiary must pay a monthly premium, meet a deductible towards the cost of covered items and services determined to be medically necessary, and generally pay 20 percent of the Medicare allowable reimbursement as coinsurance on most covered items. Non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others, are paid under Medicare Part
B. In addition, the 1997 Balanced Budget Act added a new Medicare Part C, which provides Medicare beneficiaries with additional health plan choices, such as managed care plans and medical savings accounts.

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

      The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs of such aid pursuant to statutory formulae. The Secretary has primary federal responsibility for administering the Medicaid program. The responsibility has been delegated to CMS, whose Medicaid Bureau carries out this delegation. States are not required to participate in the Medicaid program. States that choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations and policies of the Secretary, and their approved state plans. A state becomes eligible to receive federal funds by submitting to the Secretary a state plan for medical assistance. The federal Medicaid statute establishes minimum standards for state plans in such areas as administration, eligibility, coverage of services, quality and provision of services, and payment for services. States have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs. The state plan must be amended by appropriate submission to the Secretary whenever necessary to reflect changes in federal statutes, regulations, policies, court decisions, or material changes in any phase of state law, policy, or operations.

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

      In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System ("PPS") using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health and physical rehabilitation services provided by acute care hospitals which qualify for an exemption are deemed to be Distinct Part Units ("DPUs") and are not included in the DRG system. Services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health and physical rehabilitation programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for designation as DPUs and are exempt from the DRG system. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under the DRG system or otherwise altered as has recently occurred for physical rehabilitation services as discussed below. At August 31, 2002, of the 154 mental health treatment programs managed by the Company at its 117 mental health management contract locations, 106 were geropsychiatric programs for which a substantial majority of the patients are covered by Medicare.

      Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for both inpatient mental health and physical rehabilitation services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments established a ceiling on the rate of increase in operating costs per case for mental health and physical rehabilitation services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health or physical rehabilitation unit cost during such unit's first year of operations, subject to subsequent annual adjustment. Per the regulations, a nationwide maximum cap was established limiting the reimbursement target amount on a per case basis for mental health and physical rehabilitation service, for Medicare fiscal years beginning on or after October 1, 1997, subject to annual adjustment. Pursuant to subsequent revisions, currently the range of target amounts on a per case basis for mental health services, for Medicare fiscal years beginning October 1, 2002, and later, are $6,658 to $16,575. The variability within a range primarily represents the difference in wage levels across the country. Currently physical rehabilitation services are being transitioned to a prospective payment system, which began January 1, 2002. Therefore, the current range of target amounts for physical rehabilitation services is not of material significance. Per the mandatory fiscal year conversion schedule, or by voluntary election, some physical rehabilitation programs have completely made the transition. All programs must have made the full transition within the federal fiscal year 2003, but no later than September 1, 2003. The target maximums and the prospective payment system limitations have resulted, or may result, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has led, or may lead, in some cases, to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted, or may result, in termination or non-renewal of the management contract, or closure of the program.

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The base reimbursement rate is a wage-adjusted rate of $212 per day, which lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change has adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Acute rehabilitation units within acute-care hospitals which were previously eligible, are currently eligible on a transitional basis (see PPS discussion below), to obtain an exemption from the Prospective Payment System ("PPS"), generally after the first year of operation, upon satisfaction of specified federal criteria. Such criteria include the operation for a full 12 months under the Prospective Payment System and the completion of an initial exemption survey. The exemption survey measures compliance with certain criteria applicable to exempt units generally, including approval to participate as a Medicare provider, admission standards, record keeping, compliance with state licensure laws, segregation of beds, accounting standards and certain specific standards applicable to rehabilitation units, including staffing, medical care and patient mix. Upon successful completion of the survey, Medicare payments for rehabilitation services provided in inpatient units are made under a transitional cost-based reimbursement system. As of August 31, 2002, all of the Company's managed physical rehabilitation programs in operation were exempt from PPS.

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

      The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. In addition, a significant number of the Company's management contracts require the Company to refund a portion of its fee if Medicare reimbursement to the client hospital is disallowed for a patient treated in a program managed by the Company or its fee if the fee paid to the Company is disallowed as a reimbursable cost. During the fiscal year ended August 31, 2002, the Company refunded $8,839 of its fees in relation to these denials. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, at any time, the Company could be subject to refund obligations to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. The cost reports are prepared by the client hospitals independent of the Company which does not participate in, nor offer advice on, their preparation. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation, could adversely affect the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in the Medicare or Medicaid programs.

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

      In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 the Centers for Medicare and Medicaid Services or "CMS" (formerly Health Care Financing Administration or "HCFA") issued final amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the revised regulations, while still subject to clarification as to specific applicability, may have an effect on 6 of its management contracts. In addition, CMS delayed from October 1, 2002 to July 1, 2003, the implementation date of the new regulations for facilities and organizations treated as provider based prior to October 1, 2000. The Company believes that the final amendments will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals. In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients. This announcement was supported by the August 1, 2002 Federal Register.

      The Balanced Budget Refinement Act of 1999 mandates that a prospective payment system for inpatient psychiatric services be developed. The system shall include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system, however, a per case rate system alternative is being considered.

      The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in March 2003, subjected to a comment period, and then implemented in January 2004.

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

      Under a significant number of its management contracts, the Company receives a variable fee related in part to average daily patient census or number of admissions or discharges in a given period for the mental health or physical rehabilitation program. In addition, the Company has entered into agreements with physicians to serve as medical directors at the mental health and physical rehabilitation programs and facilities managed by the Company, which generally provide for payments to such persons by the Company as compensation for their administrative services. These medical directors also generally provide professional services at such programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between the Company and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company's activities, while not challenged thus far, will not be challenged by regulatory authorities in the future.

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

      Additionally, the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by the HIPPA Act to any federal health care program (other than the Federal Employees Health Benefits Program).

      In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other mental health care professionals to entities with which they have financial relationships. The Company believes that its operations comply with these restrictions to the extent applicable, although no assurance can be given regarding compliance in any particular factual situation. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, adversely impact the Company's operations.

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

      Licensing Requirements

      Certain of the managed behavioral services provided by the Company may be subject to certain licensing requirements in some states. The Company currently holds various licenses in 12 states. If such business operations are determined to require licenses in other states, then the time and expense of obtaining such licenses or the inability to obtain such licenses could adversely affect such business operations. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

EMPLOYEES

      At August 31, 2002, the Company had approximately 1,876 employees, of whom 1,073 were full-time employees, 280 were part-time employees, 23 were temporary employees and on average 500 were specialized nurses placed in temporary nurse staffing positions with client hospitals. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good. In addition, at August 31, 2002, the Company had administrative services contracts with 153 physicians to serve as medical directors providing administrative services for hospital clinical programs managed by the Company.

INSURANCE

      The Company's liability and property risk management program involves a cost-effective balance of insured risks and self-insured retentions. The Company carries general liability, malpractice and professional liability, comprehensive property damage, workers' compensation, directors and officers and other insurance coverages that management considers reasonable and adequate for the protection of the Company's assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A liability judgement against the Company in excess of its insurance coverage or several liability judgements for which the Company's aggregate self-insurance retention amount is significant could have a material adverse effect on the Company.


ITEM 2.     PROPERTIES

      The Company leases a building consisting of approximately 40,000 square feet for its National Support Center in the Dallas suburb of Lewisville, Texas under a lease term expiring on May 31, 2007, subject to certain purchase and renewal options. In addition, for its contract management businesses, the Company leases an aggregate of 3,411 square feet of space for two regional offices in the Chicago and Tampa metropolitan areas, with lease terms expiring from April 2006 to December 2006. The space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

      For its managed behavioral health care service and employee assistance program businesses, the Company leases approximately 93,939 square feet of office space primarily in the Orlando, Philadelphia, and Nashville metropolitan areas, with smaller offices in various parts of the country, under lease terms expiring from September 2002 to April 2008. In January 2001, the Company relocated its managed care operations to a single location in Lake Mary, Florida from three separate locations in metropolitan Orlando, Florida. In addition, the Company leases approximately 11,328 square feet in various locations throughout central Florida with lease terms expiring from March 2003 to April 2006 for its managed behavioral health care clinical operations.

      For its professional nurse staffing service business, the Company leases approximately 7,168 square feet of office space primarily in the Los Angeles, Santa Ana and Detroit metropolitan areas under lease terms expiring from December 2002 to December 2005.

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

      In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss settlement of certain False Claim Act violations alleged in a qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The qui tam suit remains under seal and the U.S. Government has not decided whether or not it will intervene in the suit. The Company has not been served in the suit. The allegations and the records reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. The Company expects that the proposed meeting will be held in December 2002. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. It is possible that eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                    AGE                     POSITION
      ----                    ---                     --------
      James W. McAtee          57     President and Chief Executive Officer,
                                      Secretary and Director
      Ronald C. Drabik         56     Senior Vice President - Finance and
                                      Administration, Chief Financial Officer
                                      and Treasurer
      Frank J. Baumann         43     Senior Vice President - Operations
      James K. Don             66     Senior Vice President - Business and
                                      Contract Development
      Linda A. Laitner         54     Senior Vice President - Operations
      David S. Tingue          47     Senior Vice President - Marketing
      David K. White, Ph.D     46     Senior Vice President - Operations

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

      Ronald C. Drabik has been Senior Vice President - Finance and Administration, Chief Financial Officer and Treasurer since July 12, 1999. He was previously Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Cuno, Inc., a multinational manufacturer of filtration products, from 1996 to 1999. He was previously Vice President - Finance for Acme Cleveland, a multinational manufacturer of telecommunications and electronic products, from 1995 to 1996. He also served as President and CEO of Met-Coil Systems Corp., a machine tool manufacturer, from 1993 to 1995.

      Frank J. Baumann has been Senior Vice President - Operations since March 22, 1999. He has been President - ProCare One Nurses since June 13, 2002. He has been President - Specialty Rehab Management since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a freestanding psychiatric hospital, from August 1994 to November 1996.

      James K. Don (1) has been Senior Vice President - Business and Contract Development since June 2000. He formerly served as Senior Vice President, Acquisitions and Business Development from April 1997 to May 2000. During the period from October 1996 through March 1997, he served as an acquisitions consultant for Horizon. From May 1990 through September 1996 he was President, CEO and Founder of American Day Treatment Centers, a national company specializing in freestanding partial hospitalization facilities that provide behavioral health care services. American Day Treatment Centers filed a voluntary bankruptcy petition under Chapter 11 of the United States Bankruptcy Code in April 1997.

      Linda A. Laitner(2) has been Senior Vice President - Operations since November 1, 1998. She has been President - Horizon Behavioral Services since February 1998. She was previously Vice President Operations - Government Programs for CMG Health, a national managed behavioral healthcare organization, from January 1997 to January 1998. She also served as Vice President Operations
- Implementation for CMG Health from January 1994 to January 1997 and as a Regional Vice President from January 1993 to January 1994.

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

      David K. White, Ph.D. has been Senior Vice President - Operations since November 1, 1998. Effective September 28, 2002, he was appointed President - Horizon Mental Health Management. He formerly served as Executive Vice President
- Operations from February 1998 to October 1998. He was a Regional Vice President from September 1996 to January 1998. He also served as a Regional Director of Operations from April 1995 to August 1996. He was President and Chief Executive Officer of Charles River Health Management, Inc., a contract management company focusing on the public and private sector, from December 1990 to November 1994.

      Officers of the Company are elected by the Board of Directors of the Company and serve at the pleasure of the Board of Directors until their respective successors are elected and qualified.

(1) James Don has indicated his intention to retire effective December 31, 2002, and again serve as an acquisitions consultant for the Company.

(2) Linda Laitner has resigned, but agreed to remain until the Company retains her successor.

PART II

ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HORC".

      The following table sets forth the high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                         High        Low
                                                        ------      ------
FISCAL YEAR ENDED AUGUST 31, 2002:
    June 1, 2002 - August 31, 2002 ...............      $20.10      $13.89
    March 1, 2002 - May 31, 2002 .................       20.90       12.82
    December 1, 2001 -- February 28, 2002 ........       16.26       12.19
    September 1, 2001 -- November 30, 2001 .......       15.21       11.36

FISCAL YEAR ENDED AUGUST 31, 2001:
    June 1, 2001 - August 31, 2001 ...............      $14.74      $ 8.66
    March 1, 2001 - May 31, 2001 .................        9.25        7.00
    December 1, 2000 -- February 28, 2001 ........        7.63        4.16
    September 1, 2000 -- November 30, 2000 .......        6.63        3.63

      As of October 29, 2002, there were 160 stockholders of record of the Common Stock of the Company. As of October 24, 2002 (the most recent date that data was available to the Company) there were approximately 396 beneficial owners of 100 or more shares of Common Stock of the Company.

      The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain future earnings for use in the expansion and operation of its business. Borrowings may limit the Company's ability to pay dividends. The payment of any future cash dividends will be determined by the Board of Directors based on conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and conditions, and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL INFORMATION AND  STATISTICAL DATA

      The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2002, 2001 and 2000, and at August 31, 2002 and August 31, 2001, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 1999 and 1998, and at August 31, 2000, 1999 and 1998, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report.

                                                                                FISCAL YEAR ENDED AUGUST 31,
                                                         --------------------------------------------------------------------------
                                                            2002            2001            2000            1999            1998
                                                         ----------      ----------      ----------      ----------      ----------
                                                                            (in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Revenues ..........................................      $  143,721      $  127,660      $  133,682      $  146,001      $  123,818
Cost of Services ..................................         110,300          92,920         100,478         113,789          89,695
                                                         ----------      ----------      ----------      ----------      ----------
Gross Profit ......................................          33,421          34,740          33,204          32,212          34,123

Selling, general and administrative ...............          15,681          16,775          14,442          14,524          13,990
Provision for doubtful accounts ...................             294           1,764             878             589             760
Depreciation and amortization .....................           2,778           4,510           5,101           4,460           3,166
                                                         ----------      ----------      ----------      ----------      ----------

Income from operations ............................          14,668          11,691          12,783          12,639          16,207
Interest expense (net of interest and other income)             110             371             959           1,176             (74)
                                                         ----------      ----------      ----------      ----------      ----------
Income before income taxes ........................          14,558          11,320          11,824          11,463          16,281
Income tax provision ..............................           5,634           4,529           4,757           4,562           6,515
                                                         ----------      ----------      ----------      ----------      ----------
Income before minority interest ...................           8,924           6,791           7,067           6,901           9,766
Minority interest .................................              --              --              --              --             (34)
                                                         ----------      ----------      ----------      ----------      ----------
Net income ........................................      $    8,924      $    6,791      $    7,067      $    6,901      $    9,732
                                                         ==========      ==========      ==========      ==========      ==========

Basic earnings per share ..........................      $     1.66      $     1.21      $     1.11      $     1.00      $     1.37
                                                         ==========      ==========      ==========      ==========      ==========
Weighted average shares outstanding ...............           5,386           5,615           6,370           6,875           7,120
                                                         ==========      ==========      ==========      ==========      ==========
Diluted earnings per share ........................      $     1.52      $     1.16      $     1.07      $     0.96      $     1.26
                                                         ==========      ==========      ==========      ==========      ==========
Weighted average shares and dilutive
  potential common shares outstanding .............           5,889           5,876           6,605           7,200           7,754
                                                         ==========      ==========      ==========      ==========      ==========

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments ...................      $    4,036      $    1,981      $    8,517      $    5,439      $    6,204
Working capital ...................................           2,899             615           3,687             581           6,498
Intangible assets (net)(1) ........................          68,666          57,260          56,924          60,065          59,538
Total assets ......................................          92,585          77,180          83,631          86,536          86,672
Total debt ........................................          10,000           6,900          14,900          20,036          26,029
Stockholders' equity ..............................          60,733          50,998          49,692          45,806          42,662

                                         AUG. 31,  MAY 31,  FEB. 28,  NOV. 30,  AUG. 31,  MAY 31,  FEB. 28,  NOV. 30,  AUG. 31,
                                           2002     2002      2002      2001      2001     2001      2001      2000      2000
                                          ------   ------    ------    ------    ------   ------    ------    ------    ------
STATISTICAL DATA:
COVERED LIVES (000'S) ................     2,407    2,489     2,236     2,311     2,269    1,767     1,736     1,723     1,736
NUMBER OF CONTRACT LOCATIONS:
Contract locations in operation ......       130      129       135       138       124      127       129       122       128
Contract locations signed and unopened        12        9        11        11        14       10        10        14        10
                                          ------   ------    ------    ------    ------   ------    ------    ------    ------
Total contract locations .............       142      138       146       149       138      137       139       136       138
                                          ======   ======    ======    ======    ======   ======    ======    ======    ======

SERVICES COVERED BY CONTRACTS:
Inpatient ............................       127      130       134       136       123      127       128       121       123
Partial hospitalization ..............        31       30        34        38        40       41        45        50        61
Outpatient ...........................        21       19        20        20        17       18        19        19        20
Home health ..........................         3        3         3         3         3        4         3         4         5
Consulting ...........................         3        2         2         1         0        0         0         0         0
CQI+ & PsychScope ....................       164      168       172       172       168      128       125       113       115
TYPES OF TREATMENT PROGRAMS:
Geropsychiatric ......................       106      107       113       121       109      113       116       121       137
Adult psychiatric ....................        44       43        45        46        45       47        48        46        47
Substance abuse ......................         2        2         2         1         1        1         2         2         3
Physical rehabilitation ..............        28       27        27        25        24       25        27        23        24
Other mental health ..................         2        3         4         4         4        4         2         2         3

(1) Intangible assets consist of goodwill, as well as service contracts, non-compete agreements and trademarks related to various acquisitions of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The Company is a diversified health care services provider. It offers employee assistance programs ("EAP") and managed behavioral health services to employers, HMO's, and insurance companies. Through its acquisition of ProCare One Nurses, LLC ("ProCare"), effective June 13, 2002, the Company provides specialized nurse staffing services to hospitals. In addition it is a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. As of August 31, 2002, the Company had 688 contracts to provide EAP and managed mental health services covering approximately 2.4 million lives. The Company had 142 management contracts as of August 31, 2002, with contract locations in 34 states and the District of Columbia. Of its management contracts, 117 relate to mental health treatment programs and 25 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ as well as outcomes and Phase IV clinical research services known as "PsychScope". At August 31, 2002 the Company had contracts to provide outcome measurement services at 158 contract locations as well as 6 PsychScope outcomes and Phase IV clinical research project contracts. As of August 31, 2002, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 500 nurses to over 100 different general acute care hospitals

      The Company capitalizes on its expertise in managing the delivery of mental health services by directly offering managed behavioral health care services and employee assistance programs to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members. The Company's strategic plan includes continued growth in this segment of its business. In addition, the Company plans to enhance its position as the leader in the contract management of mental health programs and to further expand the range of services which it offers to its client hospitals to include other clinical and related services and programs. A significant challenge in marketing clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals by marketing its mental health services to client hospitals for which the Company currently manages only physical rehabilitation programs, and by marketing its physical rehabilitation services to client hospitals for which the Company currently manages only mental health programs. The Company has expanded the breadth of services it offers to hospitals to include the full continuum of mental health services, including outcome measurement services, as well as physical rehabilitation services. Through the recent acquisition of ProCare One Nurses, the Company has diversified into another related area within the healthcare services industry. It is actively pursuing the geographic expansion of the specialized nurse staffing services beyond ProCare's current California and Michigan markets.

      REVENUES

      Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

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

      The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the scope of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more mental health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, outpatient or home health services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as billing, dietary and housekeeping) in connection with the operation of its programs with the Company providing clinical, operating and compliance management staff and expertise. As the Company has expanded the breadth of treatment programs it offers to hospitals, it has increased the number of contracts managing multiple treatment programs under such contracts.

      Contracts are frequently renewed or amended prior to or at their stated expiration dates. Some contracts are terminated prior to their stated expiration dates pursuant to agreement of the parties or early termination provisions included in the contracts. As of August 31, 2002, 2001 and 2000, the Company had successfully retained 83%, 86% and 79%, respectively, of the management contracts in existence at the beginning of such fiscal years. The Company believes the most frequent reason its client hospitals do not renew their contracts with the Company is that the hospitals decide to manage such programs themselves. In addition, a number of contracts have not renewed and programs have closed since passage of the 1997 Balanced Budget Act due to a decline in profitability, resulting from unfavorable changes in Medicare reimbursement.

      Under each contract, the Company receives a fee for its management services from the client hospital. Management fees may be either a variable fee related in part to patient volume, a fixed monthly fee, reimbursement for specified direct program costs plus a fixed fee or a combination thereof. The management fee is frequently subject to periodic adjustments as a result of changes a relevant price index or other economic factors. Payors, including Medicare and Medicaid, are striving to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided. As a result, the Company anticipates that the number of patients served by general acute care hospitals on an inpatient basis may decrease and, as an alternative, the number of patients served on a per diem, episodic or capitated basis may increase in the future. However, additional changes in Medicare reimbursement may also unfavorably impact these groups and the Company's management contract business as a result.

      Over the past five years, the Company has increased revenues through acquisitions (discussed below) and through internal growth, by adding services, price escalators and increasing volumes at existing contract locations. The increases have primarily been due to the increased range of services offered per contract and for the Company's mental health segment the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company's policy of establishing a minimum direct margin threshold for its management contracts.

      For the Company's mental health segment, the mix of programs has changed over the last seven years reflecting the increased interest in geropsychiatric programs by general hospitals. Geropsychiatric programs, as a percentage of the Company's total mental health contract programs, have increased from approximately 57% to 69% during that period.

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

      The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The current base reimbursement rate, which was effective April 1, 2002, is a wage-adjusted rate of $212 per day. This change in reimbursement methodology lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

      Revenues from partial hospitalization services were $4.8 million or 5.1% of total contract management revenues for the year ended August 31, 2002, down approximately $2.6 million, or 35.1% from the prior fiscal year. Of the Company's 117 management contracts at August 31, 2002, 41 or 35.0% of the contracts include partial hospitalization services. Of the 41 contracts including partial hospitalization services, 31 program locations had partial hospitalization services in operation, 9 program locations were in operation but the partial hospitalization services were not in operation, and 1 program location was not yet in operation for any services

      In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 the Centers for Medicare and Medicaid Services or "CMS" (formerly Health Care Financing Administration or "HCFA") issued final amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the revised regulations, while still subject to clarification as to specific applicability, may have an effect on 6 of its management contracts. In addition, CMS delayed from October 1, 2002 to July 1, 2003, the implementation date of the new regulations for facilities and organizations treated as provider based prior to October 1, 2000. The Company believes that the final amendments will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals. In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients. This announcement was supported by the August 1, 2002 Federal Register.

      The Balanced Budget Refinement Act of 1999 mandates that a prospective payment system for inpatient psychiatric services be developed. The system shall include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system, however a per case rate system alternative is being considered.

      The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in March 2003, subjected to a comment period, and then implemented in January 2004.

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

      Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period, which began January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise or lower Medicare per patient and/or overall reimbursement levels to hospitals for physical rehabilitation services, subject to the subsequent relative changes in per patient costs and patient volumes. Where lower, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts. The Company believes its hospital based service delivery system is a cost efficient model in general terms as compared to alternative structures in the marketplace. While the Company is generally not experiencing adverse consequences as a result of this change in reimbursement, at this time, the Company cannot meaningfully predict the ultimate impact prospective payment will have on the programs it currently manages or on its opportunities for obtaining new programs.

      Managed Behavioral Health Care Services and Employee Assistance Programs

      Through its subsidiary Horizon Behavioral Services, Inc. ("HBS"), the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party payors. Revenues are derived from employee assistance program services ("EAP"), administrative services only contracts, and at risk managed behavioral health services. Generally fees are paid on a monthly basis.

      Revenues from EAP contracts are typically based on a per employee per month capitated rate applied to the number of eligible employees. The rate for EAP plans is dependent upon the type and scope of services provided under the contract terms. Each plan is specifically written to fulfill the clients' needs and can offer different numbers of counseling sessions and other benefits, such as work life services (including child care and elder care consultation), referral resources and critical incident debriefing and intervention.

      Revenues for administrative services only contracts relate to the management of behavioral health benefits and are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per employee per month fee applied to the number of eligible members. The client is able to benefit from the Company's expertise in clinical case management, the mental health professionals employed by the Company and the independent health care providers contracted by the Company at favorably discounted rates.

      The primary factors affecting revenues derived from managed care services are the scope of behavioral health benefits provided and the number of members covered. Fees are based on a per employee per month capitated fee. The capitated rate is dependent upon the benefit designs and actuarially determined anticipated utilization of the customer's covered employees and is set forth in the contract, usually as a per member per month capitated rate, which is applied to the number of eligible members to determine a monthly fee.

      During the fiscal year ended August 31, 2000, the Company experienced the termination of six significant managed care contracts, one of which occurred in the quarter ended November 30, 1999, three of which terminated during the quarter ending February 29, 2000, and one of which terminated during the quarter ended May 31, 2000 under a multi-year transitional phase out arrangement, with a majority of the impact in the first year. The effects of the sixth termination occurred gradually over the fiscal year ended August 31, 2001. One of the six contract terminations arose from a client insolvency, which resulted in a $288,000 charge to bad debt during the three months ended November 30, 1999. In the fiscal year ended August 31, 2000, the six significant contracts provided annual revenues of approximately $6.8 million, or about 5% of the company's total annual revenues. In the fiscal year ended August 31, 2001, the remaining contract provided revenues of $634,000. The full financial impact of the terminations was realized during fiscal year 2001. The Company has initiated a number of expense reduction measures to mitigate the financial impact of these terminations, which included reductions in staffing and closing five of the Company's nine clinic locations.

      The four remaining Company owned clinics operated in the state of Florida derive income from counseling and therapy services rendered, including providing services to patients who are employees of customers under various EAP or managed care contracts.

      Mental Health Outcomes

      MHO provides outcomes measurement services to acute care hospital-based programs, free standing psychiatric hospitals, community mental health centers, residential centers and outpatient clinics. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the module selected and the number of patients and are generally paid on a monthly basis. In 1999, MHO developed and began marketing PsychScope research services, which allow pharmaceutical marketers and researchers to access non-identifiable information on the clinical treatment of patients in behavioral health programs across the U.S. In addition, PsychScope research services allow pharmaceutical companies to implement customized outcomes and Phase IV clinical research within the behavioral health research network MHO continues to build. The PsychScope contracts are negotiated based on the number of patients and depth of analysis, and in addition, Phase IV contracts are based on the number of participating clinical sites. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts. Contract payments are usually made on a schedule based on completion stages of the project.

      Specialized Nurse Staffing Services

      The Company's acquisition of ProCare, in June 2002, expanded the Company's operations in healthcare services by entering into the specialized nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized nurse staffing service to hospitals. The fees received by the Company for its services related to specialized nurse staffing services are paid directly by its client hospitals. Generally, nurse-staffing fees are determined by the number of hours worked. Fees are billed and paid on a weekly basis. These hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on a predetermined rate for each specialty and shift as specified in a fee schedule with the client hospital. The Company typically provides more than 500 nurses to more than 100 client hospitals monthly. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

      OPERATING EXPENSE

      Contract Management Services

      The primary factors affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have an independent psychiatric medical director, a program director who is usually a psychologist or a social worker, a community education coordinator and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have an independent medical director, a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. Medical directors have a contract with the Company under which on-site administrative services needed to administer the program are provided. Except for the nursing staff, which is typically provided by the hospital, the other program personnel are generally employees of the Company. At August 31, 2002, the Company had an average of 7 employees per contract location.

      Managed Behavioral Health Care and Employee Assistance Programs

      Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised of approximately 39% salaries and benefits for its clinical, operations and supporting personnel and approximately 44% medical claims from clinical providers. Medical claims includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes.

      Mental Health Outcomes

      The primary factors affecting operating expenses for the outcome measurement services and PsychScope services are the number of patients covered and the number of clinical sites participating in the studies, with the primary expense being salary and benefit costs for the personnel involved in the research. In addition, operating costs related to conducting Phase IV studies are also comprised of direct costs such as patient participation fees, location fees, and hospital and/or physician coordination and implementation fees.

      Specialized Nurse Staffing Services

      The primary factor affecting operating expenses for the Company's specialized nurse staffing business in any period is the number of shifts filled in the period and the mix of wage rates, including overtime, for the placed nurses. Operating expenses consist primarily of salaries and benefits paid to the Company's nursing pool.

      ACQUISITIONS

      Subsequent to the year ended August 31, 2002, the Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") on November 4, 2002, with an effective date of October 31, 2002 for approximately $3.4 million. "EAP International", headquartered in Denver, Colorado, had approximately 170 contracts covering approximately 475,000 lives at September 30, 2002.

      Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC ("ProCare"). ProCare, headquartered in Santa Ana, California, provides specialized nurse staffing services to hospitals primarily in California and Michigan. ProCare currently has annual revenues of approximately $24.4 million (unaudited) and in a typical month provides more than 500 nurses to over 100 client hospitals. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Of the purchase price of approximately $12.5 million, $11.5 million was funded by the Company's revolving credit facility and $1.0 million from existing cash. The acquisition is expected to be accretive to earnings.

      Effective October 1, 2001, the Company acquired all the mental health management contracts of Perspectives Health Management Corporation in an asset purchase transaction for approximately $2.9 million. The contracts covered 12 mental health management contract locations.

      Acquisitions during the last three years have affected the Company's results of operation and financial condition. Details of these acquisitions are included in Note 3 to Consolidated Financial Statements included elsewhere herein this Form 10-K.

      RESULTS OF OPERATIONS

      The following table sets forth for the fiscal years ended August 31, 2002, 2001 and 2000, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts and covered lives at the end of each fiscal year.

                                                       FISCAL YEAR ENDED AUGUST 31,
                                                       ----------------------------
                                                    2002           2001           2000
                                                   ------         ------         ------
Revenues ..................................         100.0          100.0          100.0
Cost of Services ..........................          76.7           72.8           75.2
                                                   ------         ------         ------

Gross Profit ..............................          23.3           27.2           24.8

Selling, general and administrative .......          10.9           13.2           10.8
Provision for doubtful accounts ...........           0.2            1.3            0.7
Depreciation and amortization .............           2.0            3.5            3.8
                                                   ------         ------         ------

Income from operations ....................          10.2            9.2            9.5

Interest and other income (expense), net ..          (0.1)          (0.3)          (0.7)
                                                   ------         ------         ------

Income before income taxes ................          10.1            8.9            8.8

Income tax provision ......................           3.9            3.6            3.5
                                                   ------         ------         ------

Net income ................................           6.2%           5.3%           5.3%
                                                   ======         ======         ======

Number of management contracts, end of year           142            138            138

Covered lives (000's) .....................         2,407          2,269          1,736

 FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2001

      REVENUE. Total revenue increased $16.0 million, or 12.5%, to $143.7 million for the year ended August 31, 2002, as compared to $127.7 million for the year ended August 31, 2001.

      Revenue associated with contract management of mental health programs was essentially level, on a net basis, at $79.3 million for the year ended August 31, 2002 and 2001. Included was an increase of $3.9 million for the year ended August 31, 2002, as compared to the year ended August 31, 2001, primarily due to the acquisition of the contracts of PHM effective October 1, 2001. This increase was offset by a decrease in revenue primarily attributable to the decline in the number of average inpatient psychiatric locations in operation (exclusive of acquired PHM contracts) from 107 for the fiscal year ended August 31, 2001 to 103 for the fiscal year ended August 31, 2002, as well as a decrease in psychiatric partial hospitalization programs in operation from 40 for the fiscal year ended August 31, 2001 to 31 for the fiscal year ended August 31, 2002.

      Revenue associated with the contract management of physical rehabilitation services increased by $1.6 million, or 11.9%, to $15.1 million for the year ended August 31, 2002, as compared to $13.5 million for the year ended August 31, 2001. This increase was primarily attributable to the increase in the average revenue per location from $681,000 for the year ended August 31, 2001, to $729,000 for the year ended August 31, 2002, as well as an increase in the average locations in operation from 20 for the year ended August 31, 2001 to 21 for the year ended August 31, 2002.

      Revenue associated with managed behavioral health care and employee assistance program services increased by $8.6 million, or 26.8%, to $40.7 million for the year ended August 31, 2002, as compared to $32.1 million for the year ended August 31, 2001. Of this increase, $3.7 million was attributable to the commencement of a significant managed care contract on April 1, 2002, $3.8 million was attributable to the acquisition of OHCA on August 1, 2001 and $1.1 million was attributable to an increase of 26,000 covered lives under an existing managed care contract.

      Revenue associated with outcomes measurement and PsychScope services increased by $721,000, or 26.7%, to $3.4 million for the year ended August 31, 2002, as compared to $2.7 million for the year ended August 31, 2001. This increase is primarily attributable to the commencement of two significant PsychScope Phase IV projects during the year ended August 31, 2002, as well as a full year for a significant PsychScope Phase IV project which commenced in August 2001.

      Revenue associated with the specialized nurse staffing services was $5.3 million for the year ended August 31, 2002 representing 2.6 months of operation. The Company entered into this business segment with the acquisition of ProCare One Nurses, LLC on June 13, 2002.

      COST OF SERVICES. Total costs of services provided increased $17.4 million, or 18.7%, to $110.3 million for the year ended August 31, 2002, compared to $92.9 million for the year ended August 31, 2002. As a percent of revenue, gross profits decreased to 23.3% for the year ended August 31, 2002 from 27.2% for the year ended August 31, 2001, primarily attributable to the mix of revenues, i.e. a higher percentage of total revenues attributable to the Company's lower margin HBS and ProCare subsidiaries.

      Costs of services provided associated with contract management of mental health programs increased by $1.3 million, or 2.4%, to $54.5 million for the year ended August 31, 2002, compared to $53.2 million for the year ended August 31, 2001. $3.0 million of this increase was attributable to the contracts acquired from PHM effective October 1, 2001. This $3.0 million increase was partially offset by a decrease of $1.7 million associated with the decrease in the existing average inpatient psychiatric locations in operation from 107 to 103 and a decrease in partial hospitalization programs from 40 to 31 for the periods ended August 31, 2001 and 2002, respectively. As a percent of revenue, gross profits of this business segment decreased to 31.4% for the year ended August 31, 2002 from 33.0% for the year ended August 31, 2001.

      Costs of services provided associated with contract management of physical rehabilitation services increased by $1.5 million, or 15.5%, to $11.2 million for the year ended August 31, 2002, compared to $9.7 million for the year ended August 31, 2001. Salaries and benefits for the fiscal year ended August 31, 2002 were $8.2 million representing an increase of $1.0 million or 13.9%, as compared to salaries and benefits of $7.2 million for the fiscal year ended August 31, 2001. This increase is primarily due to the contract openings during fiscal year 2002 with higher staffing levels than previous contracts. In addition, increased travel, meals and consulting contributed to the overall increase in cost of services. As a percent of revenue, gross profits decreased to 26.1% for the year ended August 31, 2002 from 27.7% for the year ended August 31, 2001.

      Costs of services provided associated with managed behavioral health care and employee assistance program services increased by $8.8 million, or 31.3%, to $36.9 million for the year ended August 31, 2002, compared to $28.1 million for the year ended August 31, 2001. An increase of $3.3 million was primarily attributable to the additional OHCA business acquired effective August 1, 2001 and $4.2 million from the commencement of a significant managed care contract, which had greater than expected utilization. An additional $1.0 million increase was the result of an increase in existing client claims due to a 16.6% increase in the average cost per inpatient day and a 7.9% increase in inpatient days. As a percent of revenue, gross profits decreased to 9.2% for the year ended August 31, 2002 from 12.5% for the year ended August 31, 2001.

      Costs of services provided associated with outcomes measurement and PsychScope services increased by $1.2 million, or 60.0%, to $3.2 million for the year ended August 31, 2002, compared to $2.0 million for the year ended August 31, 2001. This increase was primarily attributable to the commencement of two significant PsychScope Phase IV projects during the year ended August 31, 2002, as well as a full year for a significant PsychScope Phase IV project which commenced in August 2001. Due to higher than expected costs associated with the initial Phase IV project start up, gross profits as a percent of revenue, decreased to 4.8% for the year ended August 31, 2002 from 24.0% for the year ended August 31, 2001.

      Costs of services provided associated with the specialized nurse staffing services was $4.7 million for the year ended August 31, 2002. The Company entered into this business segment with the acquisition of ProCare One Nurses, LLC effective June 13, 2002. As a percent of revenue, gross profits were 11.0% for the 2.6 months included in the year ended August 31, 2002.

      SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, decreased $1.1 million, or 6.5%, to $15.7 million for the year ended August 31, 2002, compared to $16.8 million for the year ended August 31, 2001, in spite of an approximate $500,000 or 5.3% increase in salaries and benefits. A decrease of $1.7 million or 27.9% in other expenses between fiscal years was primarily attributable to three components. Legal settlement expenses decreased $760,000 due to a decrease in expenses incurred and for estimates for actual and projected legal claims and settlements and related expenses that were incurred or anticipated versus the prior fiscal year. Other operating expenses decreased $450,000 primarily due to the termination of a computer software development project that occurred in fiscal year 2001. Printing decreased $330,000 for the fiscal year 2002, as compared to fiscal year 2001, due to sourcing materials at lower costs as well as to lower usage.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense for the fiscal year ended August 31, 2002 was $294,000, representing a lower expense amount of $1.5 as compared to $1.8 million for the prior fiscal year. This higher expenses in fiscal year 2001 were primarily the result of accruals recorded in the prior period for the outstanding balances related to several contract management agreements in which the contract had terminated, litigation was being pursued and/or the hospital had failed or was expected to fail soon. In addition, recoveries totaling $373,000 related to balances reserved in prior fiscal years for 4 terminated management contracts were received during the year ended August 31, 2002.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal year 2002 were $2.8 million representing a decrease of $1.7 million or 37.8% as compared to depreciation and amortization expense of $4.5 million for fiscal year 2001. $1.4 million of this decrease is due to the Company's adoption of SFAS 141 and SFAS 142 which addresses the initial recognition and measurement and the subsequent accounting and reporting for goodwill and other intangible assets. As a result of the implementation of these new standards, the Company discontinued the amortization of goodwill as of September 1, 2001. A decrease in amortization expense of $263,000 resulted from the completion of contract valuation amortization for contracts that are now fully amortized. This decrease was reduced by an increase of $134,000 due to contract valuation amortization for contracts that were acquired late in fiscal year 2001 and fiscal year 2002. The remaining decrease is due to the Company's limited capital expenditure requirements, which resulted in depreciation generated from assets acquired during the period being less than a reduction in depreciation associated with items becoming fully depreciated.

      INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for fiscal year 2002 was a net expense of $110,000 as compared to $372,000 in net expense for fiscal year 2001. This change is primarily a result of a decrease in interest expense of $414,000 related to a reduction in the weighted average outstanding credit facility balance between periods, as well as to lower interest rates. The weighted average outstanding credit facility balance for fiscal year 2002 was $5.1 million with an ending balance of $10.0 million. The weighted average outstanding credit facility balance for fiscal year 2001 was $8.2 million with an ending balance of $6.9 million. The decrease in interest expense is offset by a decrease in interest income of approximately $91,000 due to lower interest rates.

      INCOME TAX EXPENSE. Income tax expense for fiscal year 2002 was $5.6 million representing an increase of $1.1 million or 24.4%, as compared to income tax expense of $4.5 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for fiscal years 2002 and 2001 were 38.7% and 40.0% respectively.


 FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2000

      REVENUE. Total revenue decreased $6.0 million, or 4.5%, to $127.7 million for the year ended August 31, 2001, as compared to $133.7 million for the year ended August 31, 2000.

      Revenue associated with contract management of mental health programs decreased by $2.5 million, or 3.1%, to $79.3 million for the year ended August 31, 2001, as compared to $81.8 million for the year ended August 31, 2000. Partial hospitalization program revenues decreased $7.8 million due to the decline in partial hospitalization programs in operation from 61, as of August 31, 2000, to 40, as of August 31, 2001. This decline was primarily the result of unfavorable changes to Medicare reimbursement for partial hospitalization programs. This decrease was offset by a $5.3 million increase resulting from a 6.6% increase in revenue per average psychiatric location in operation and a $1.0 million contract termination fee.

      Revenue associated with contract management of physical rehabilitation services increased $1.6 million, or 13.4%, to $13.5 million for the year ended August 31, 2001, as compared to $11.9 million for the year ended August 31, 2000. This increase was primarily attributable the increase in the average rehabilitation revenue per location from $573,000 to $681,000 for the year ended August 31, 2000 to August 31, 2001 which was partially offset by a decrease in the average rehabilitation locations in operation from 21 for a the year ended August 31, 2000 to 20 for the year ended August 31, 2001.

      Revenue associated with managed behavioral health care and employee assistance program services decreased by $6.6 million, or 17.1%, to $32.1 million for the year ended August 31, 2001, as compared to $38.7 million for the year ended August 31, 2000. This was primarily due to the continued effects of the termination of six managed care contracts whose revenues for fiscal year 2001 were $634,000 versus $6.8 million for the previous year.

      Revenue associated with outcomes measurement and PsychScope services increased by $181,000, or 7.2%, to $2.7 million for the year ended August 31, 2001, as compared to $2.5 million for the year ended August 31, 2000. PsychScope revenue increased $345,000 due to an increase in the number of PsychScope projects completed from 7 for the year ended August 31, 2000 versus 19 for the year ended August 31, 2001. Outcomes revenue decreased $263,000 due to a decrease in the average number of contract management CQI+ locations in operation from 59 for the year ended August 31, 2000 to 47 for the year ended August 31, 2001. Outcomes revenue increased $98,000 due to an increase in the average number of stand-alone CQI+ locations in operation from 44 for the year ended August 31, 2000 to 57 for the year ended August 31, 2001.

      COST OF SERVICES. Total costs of services provided decreased $7.6 million, or 7.6%, to $92.9 million for the year ended August 31, 2001, compared to $100.5 million for the year ended August 31, 2000. As a percent of revenue, gross profits increased to 27.2% for the year ended August 31, 2001 from 24.8% for the year ended August 31, 2000, primarily attributable to the lower percentage in the mix of total revenues for the Company's lower margin HBS subsidiary.

      Costs of services provided associated with contract management of mental health programs decreased by $4.1 million, or 7.2%, to $53.2 million for the year ended August 31, 2001, compared to $57.3 million for the year ended August 31, 2000. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation from 118 for the fiscal year ended August 31, 2000 to 107 for the fiscal year ended August 31, 2001. As a percent of revenue, gross profits increased to 33.0% for the year ended August 31, 2001 from 30.0% for the year ended August 31, 2000.

      Costs of services provided associated with contract management of physical rehabilitation services increased by $451,000 or 4.8%, to $9.7 million for the year ended August 31, 2001, compared to $9.3 million for the year ended August 31, 2000. This increase includes the expensing of a capital contribution of $100,000 required by the contract with one client hospital and an increase in agency nurse expense of $106,000 at one client hospital location due to increased volume. As a percent of revenue, gross profits increased to 27.7% for the year ended August 31, 2001 from 22.2% for the year ended August 31, 2000.

      Costs of services provided associated with managed behavioral health care and employee assistance program services decreased by $5.4 million, or 16.1%, to $28.1 million for the year ended August 31, 2001, compared to $33.5 million for the year ended August 31, 2000. This decrease was primarily attributable to the termination of six significant managed care contracts. The cost savings associated with these contracts were primarily derived by the resulting decrease in medical claims expense and the closure of five clinic locations in the third quarter of fiscal year 2000, as well as by a reduction in staff. As a percent of revenue, gross profits decreased to 12.5% for the year ended August 31, 2001 from 13.5% for the year ended August 31, 2000.

      Costs of services provided associated with outcomes measurement and PsychScope services increased by $145,000, or 7.6%, to $2.0 million for the year ended August 31, 2001, compared to $1.9 million for the year ended August 31, 2000. As a percent of revenue, gross profits decreased to 24.0% for the year ended August 31, 2001 from 24.3% for the year ended August 31, 2000.

      SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general and administrative expenses increased $2.4 million, or 16.7%, to $16.8 million for the year ended August 31, 2001, compared to $14.4 million for the year ended August 31, 2000. This increase is primarily due to a $1.3 million increase in salaries and benefits and a $1.2 million increase in other expenses.

      Salaries and benefits for the fiscal year ended August 31, 2001 were $9.5 million representing an increase of $1.3 million, or 15.5%, as compared to salaries and benefits of $8.2 million for the fiscal year ended August 31, 2000. This increase was primarily attributable to the growth in employee healthcare benefit costs and expansion in the internal sales departments in the Company across all subsidiaries.

      Other expenses for fiscal year 2001 were $6.1 million, an increase of $1.2 million or 25.0%, as compared to $4.8 million for the prior fiscal year. Legal settlement expense increased $675,000 due to an increase in estimates for actual and projected legal claims and settlements and related expenses that were incurred or anticipated in fiscal year 2001. Repairs and Maintenance expense increased $102,000 in fiscal year 2001, as compared to fiscal year 2000. This increase is due to service agreements associated with the acquisition of office equipment in fiscal year 2001. Other operating expenses increased $420,000 primarily due to expensing amounts related to HBS III, a software development project that was terminated in January 2001.

      PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense for the fiscal year ended August 31, 2001 was $1.8 million, representing an $887,000 increase as compared to $877,000 for the prior fiscal year. This increase is primarily the result of accruals recorded for the outstanding balances related to several contract management agreements in which the contract has terminated, litigation is being pursued and/or the hospital has failed or was expected to fail.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for fiscal year 2001 were $4.5 million representing a decrease of $600,000 or 11.8%, as compared to depreciation and amortization expenses of $5.1 million for the prior fiscal year. A decrease of $355,000 is due to the accelerated depreciation expense of certain capitalized software in fiscal year 2000. The remaining decrease is due to the Company's limited capital expenditure requirements, which resulted in depreciation attributable to assets acquired during the period being less than the depreciation associated with fully depreciated items.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company believes that its future cash flow from operations (which was $14.0 million for the year ended August 31, 2002), along with cash of $4.0 million at August 31, 2002, and the $30 million revolving credit facility (of which $18.6 million was available at August 31, 2002), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $700,000. The Company may require additional capital to fund acquisitions.

      Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, as Agent, and Bank of America, NA to refinance the loans outstanding under the existing credit agreement and to provide expanded credit availability. The Credit Agreement is a five year $30.0 million facility consisting of a three-year revolving/two year term credit facility with provisions to allow for its expansion to a $50.0 million facility.) As of August 31, 2002, the Company had borrowings of $10.0 million outstanding against the revolving credit facility.

      The following summary of certain material provisions of the Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

      The Company and one of its subsidiaries are the borrowers under the Credit Agreement, which is unconditionally guaranteed by all material subsidiaries of the Company. Loans outstanding under the Credit Agreement bears interest at the "Base Rate" (the greater of the Agent's "prime rate" or the federal funds rate plus .5%) plus .5% to 1.25% (depending on the Company's Indebtedness to EBITDA Ratio), or the "Eurodollar Rate" plus 2.00% to 2.75% (depending on the Company's Indebtedness to EBITDA Ratio), as selected by the Company. The Company pays interest quarterly and incurs quarterly commitment fees of .5% per annum on the unused portion of the revolving credit facility.

      The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of August 31, 2002, the Company was in compliance with all covenants of the agreement.

      As of October 4, 2002, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock subject to certain conditions. The amendment allows the Company to expend up to $7.5 million for the repurchasing of shares. As of October 31, 2002, the Company has repurchased 227,200 shares with a total purchase price of $2.6 million.

      Effective September 1996, the Company entered into a lease arrangement with an unconsolidated, unaffiliated special purpose entity. The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building constructed to the Company's specifications for use as its National Support Center. In connection with the transaction, a financial institution loaned to the special purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. The loan is payable on an interest only basis with all principal due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently May 2007, if either the building is not sold to a third party or the Company does not extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

      Effective June 13, 2002, the Company acquired all of the membership interests of ProCare One Nurses, LLC for approximately $12.5 million. The acquisition was funded by incurring debt of $11.5 million under the revolving credit facility, and $1.0 million from existing cash.

      Effective October 1, 2001, the Company acquired all of the mental health management contracts of Perspectives Health Management for approximately $2.9 million in an asset purchase transaction. The acquisition was funded by incurring debt of $2.9 million under the then existing revolving credit facility.

      Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. for approximately $3.5 million. The acquisition was funded by incurring debt of $3.5 million under the then existing revolving credit facility.

INFLATION

      The Company's management contracts and employee assistance contracts generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the last three years, inflation has had no significant effects on the Company's business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, with the exception of the Company's adoption of FAS 141 and FAS 142 effective September 1, 2001. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. In the Company's opinion, the significant accounting policies most important to aid in understanding its financial results are the following:

      ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the reserve are amounts past due, in dispute, or a client which the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense.

      ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At August 31, 2002 and 2001, respectively, other identifiable intangible assets, net, consist of contracts (approximately $3,145,605 and $4,014,753), non-competes (approximately $186,112 and $0) and trade name (approximately ($93,055 and $0). In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. (SFAS) 141 Business Combinations ("SFAS 141") and SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisitions. These standards require all future business combinations be accounted for using the purchase method of accounting and goodwill not to be amortized, but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

      Accounting for these types of assets require significant estimates and judgement, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. For each acquisition, a valuation was completed to determine a reasonable purchase price allocation. Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill. The purchase price allocation process requires estimates and judgements as to expectations for the various businesses and business strategies. For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgements used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or an acceleration in amortization expense may result.

      In addition, SFAS 142 generally requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company's consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company's financial condition and results of operations.

      Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles primarily includes the fair value of trade names and non-compete agreements, which are being amortized over their expected useful lives.

      MEDICAL CLAIMS: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate.

Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly.

      RESERVES FOR EMPLOYEE HEALTH BENEFITS: The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company's liability for health insurance is subject to certain individual and aggregate limits. Each month end the Company records an accrued expense for estimated health benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. This accrual estimate is subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

      REVENUE RECOGNITION: Service revenue is generated by the Company's five business segments and recognized in the following three categories:

      (1) Contract management revenue, generated by Horizon Mental Health Management and Specialty Rehabilitation Management, is reported in the period they are provided at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, as final settlement is determined.

            The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Contract management revenue is based on various criteria such as a fixed fee and/or variable components including per diem calculation based on patients per day, the number of admissions or discharges, direct expenses, or any combination of the preceding, depending on the specific contract. Generally, contract fees are paid on a monthly basis.

            Some management contracts include a clause, which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials.

            Client hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to the patients of the programs managed by the Company. As a result, the availability and amount of such reimbursements, which are subject to change, may impact the decision of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contract with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

      (2) Premium and fees revenue, generated by Horizon Behavioral Services, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

            Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also include fee for service payments. For certain capitated managed care contracts the Company is `at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members. At August 31, 2002, overall capitated revenue was more than sufficient to meet these costs.

      (3) Service revenues, generated by Mental Health Outcomes and ProCare One Nurses, are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through services provided by the Company's nurse staffing services, and its outcomes measurement, research services, and Phase IV clinical trial businesses.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


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

      At August 31, 2002, the Company had $10.0 million of debt obligations outstanding with a weighted average interest rate of 4.00%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2002, would change interest expense by approximately $40,000 annually. This would be funded out of cash flows from operations, which were approximately $14.0 million for the twelve months ended August 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 30, 2003 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption ELECTION OF DIRECTORS.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.    CONTROLS AND PROCEDURES

      Within 90 days prior to the filing date of this report, the Company's Chief Executive Officer and the Company's Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures". Based on that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required, and are effective to ensure that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Subsequent to the date of evaluation, there have been no significant changes in the internal controls or in other factors that would significantly affect the internal controls, and no corrective actions were considered necessary or taken with regard to significant deficiencies and material weaknesses in the internal controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


      (a)   (1)   Financial Statements - Reference is made to the Index to
                  Consolidated Financial Statements appearing at page F-1 of this report.

            (2) Financial Statement Schedule - Reference is made to the Index to Financial Statement Schedule appearing at page S-1 of this report.

            (3)   Exhibits.


NUMBER          EXHIBIT

    3.1     -   Certificate of Incorporation of the Company, as amended
                (incorporated herein by reference to Exhibit 3.1 to the
                Company's Current Report on Form 8-K dated August 11, 1997).

    3.2     -   Amended and Restated Bylaws of the Company, as amended
                (incorporated herein by reference to Exhibit 3.2 to Amendment
                No. 2 as filed with the Commission on February 16, 1995
                ("Amendment No. 2") to the Company's Registration Statement on
                Form S-1 filed with the Commission on January 6, 1995
                Registration No. 33-88314) (the "Form S-1").

    4.1     -   Specimen certificate for the Common Stock, $.01 par value of the
                Company (incorporated herein by reference to Exhibit 4.1 to the
                Company's Current Report on Form 8-K dated August 11, 1997).

    4.2     -   Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent
                (incorporated by reference to Exhibit 4.1 to the Company's
                Registration Statement on Form 8-A, Registration No. 000-22123,
                as filed with the Commission on February 7, 1997).

   10.1     -   Second Amended and Restated Credit Agreement dated May 23, 2002, between Horizon Health Corporation and Horizon Mental Health
                Management, Inc., as Borrowers, and J.P. Morgan Chase Bank, as
                Agent and the banks named therein (incorporated herein by
                reference to Exhibit 10.1 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended May 31, 2002).

   10.2     -   First Amendment to Second Amended and Restated Credit Agreement
                dated as of September 25, 2002 between Horizon Health
                Corporation and Horizon Mental Health Management, Inc., J.P.
                Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

   10.3     -   Second Amendment to Second Amended and Restated Credit
                Agreement, dated as of October 4, 2002 between Horizon Health
                Corporation and Horizon Mental Health Management, Inc., J.P.
                Morgan Chase Bank as Agent and the banks named therein (filed herewith).

   10.4     -   Letter Loan Agreement dated December 20, 1995 among North
                Central Development Corporation, Horizon Health Corporation,
                Horizon Mental Health Management and Mental Health Outcomes
                (incorporated by reference to Exhibit 10.7 to the Company's
                Quarterly Report on Form 10-Q for the quarter ended November 30,
                1995).

   10.5     -   Seventh Amendment to Letter Loan Agreement dated May 23, 2002, between North Central Development Corporation, as Borrower,
                Horizon Health Corporation and subsidiaries as limited
                guarantors, and J.P. Morgan Chase Bank, as the Lender
                (incorporated herein by reference to Exhibit 10.2 to the
                Company's Quarterly Report on Form 10-Q for the quarter ended
                May 31, 2002).

   10.6     -   Lease Agreement dated as of December 20, 1995 between North
                Central Development Company and Horizon Mental Health
                Management, Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on
                Form 10-Q for the quarter ended November 30, 1995).

   10.7     -   Second Amendment to Lease Agreement dated May 23, 2002 between
                North Central Development Corporation and Horizon Health
                Corporation (incorporated by reference to Exhibit 10.5 to the
                Company's Quarterly Report on Form 10-Q for the quarter ended
                May 31, 2002).

   10.8     -   Horizon Health Group, Inc. 1989 Stock Option Plan, as amended
                (filed herewith).

   10.9     -   Horizon Mental Health Management, Inc. 1995 Stock Option Plan as
                amended (filed herewith).

   10.10    -   Horizon Mental Health Management, Inc. Amended and Restated 1995
                Stock Option Plan for Eligible Outside Directors as amended
                (filed herewith).

   10.11    -   Horizon Health Corporation 1998 Stock Option Plan as amended
                (filed herewith).

   10.12    -   Horizon Health Corporation Employee Stock Purchase Plan
                (incorporated herein by reference to Exhibit 4.3 to the
                Company's Registration Statement on Form S-8 filed with the
                Commission on November 30, 1999, Registration No. 333-91761).

   10.13    -   Horizon Health Corporation Bonus Plan Fiscal 2002 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
                Report on Form 10-K for the fiscal year ended August 31, 2001).

   10.14    -   Horizon Health Corporation Bonus Plan Fiscal 2003 (filed
                herewith).

   10.15    -   Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on
                Form 8-K dated September 1, 1997).

   10.16    -   Agreement dated August 31, 1999 between Horizon Health
                Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

   10.17    -   Employment Agreement, dated November 1, 2001 between Horizon
                Health Corporation and James W. McAtee (incorporated by
                reference to Exhibit 10.16 to the Company's Annual Report on
                Form 10-K for the fiscal year ended August 31, 2001).

   10.18    -   Member Interests Purchase Agreement, dated June 13, 2002,
                between Horizon Health Corporation, as buyer, and Lara Mac,
                Steve MacEachern, Vicki Lotz and Obstetrical Nurses, Inc. as
                sellers (Incorporated by reference to Exhibit 10.1 to the
                Company's Current Report on Form 8-K dated June 13, 2002.

   11       -   Statement Regarding Computation of Per Share Earnings (filed herewith).

   21       -   List of Subsidiaries of the Company (filed herewith).

   23       -   Consent of PricewaterhouseCoopers LLP (filed herewith).

   99.1     -   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James W. McAtee, President and Chief
                Executive Officer, dated November 22,, 2002.

   99.2     -   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President,
                Finance and Administration, dated November 22, 2002, 2002

   (b) The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report.

                Current report on Form 8-K filed with the Commission on June 13, 2002. The item reported was under Item 2, regarding the acquisition of ProCare One Nurses, LLC effective June 13, 2002.

                Current report on Form 8-K filed with the Commission on September 30, 2002. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the 4th quarter and year end financial results on October 18, 2002.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 22, 2002

                              HORIZON HEALTH CORPORATION


                              BY:            /S/ RONALD C. DRABIK
                                  --------------------------------------------
                                               RONALD C. DRABIK
                                      SENIOR VICE PRESIDENT - FINANCE AND
                                          ADMINISTRATION AND TREASURER
                                  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

       SIGNATURE                          CAPACITY                             DATE
       ---------                          --------                             ----

  /s/ JAMES W. MCATEE         Director, President, Chief Executive      November 22, 2002
------------------------      Officer and Secretary
    James W. McAtee           (Principal Executive Officer)

  /s/ RONALD C. DRABIK        Senior Vice President - Finance and       November 22, 2002
------------------------      Administration and Treasurer
    Ronald C. Drabik          (Principal Financial and Accounting
                              Officer)

  /s/ JAMES KEN NEWMAN        Director and Chairman of the Board        November 22, 2002
------------------------
    James Ken Newman

  /s/ JACK R. ANDERSON        Director                                  November 22, 2002
------------------------
    Jack R. Anderson

  /s/ GEORGE E. BELLO         Director                                  November 22, 2002
------------------------
    George E. Bello

/s/ WILLIAM H. LONGFIELD      Director                                  November 22, 2002
------------------------
  William H. Longfield

  /s/ JAMES E. BUNCHER        Director                                  November 22, 2002
------------------------
    James E. Buncher

  /s/ DONALD E. STEEN         Director                                  November 22, 2002
------------------------
    Donald E. Steen

                                  CERTIFICATION


      I, James W. McAtee, certify that:

1.    I have reviewed this annual report on Form 10-K of Horizon Health
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November, 22, 2002                  /s/ JAMES W. MCATEE
                                          -------------------------------------
                                          James W. McAtee
                                          President and Chief Executive Officer

                                  CERTIFICATION


      I, Ronald C. Drabik, certify that:

1.    I have reviewed this annual report on Form 10-K of Horizon Health
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November, 22, 2002                        /s/ RONALD C. DRABIK
                                                ------------------------------
                                                Ronald C. Drabik
                                                Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants..........................................  F-2

Consolidated Balance Sheets at August 31, 2002 and 2001....................  F-3

Consolidated Statements of Operations
For the Years Ended August 31, 2002, 2001, and 2000........................  F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended August 31, 2002, 2001, and 2000........................  F-6

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2002, 2001, and 2000........................  F-7

Notes to Consolidated Financial Statements.................................  F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Horizon Health Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 of this Form 10-K present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2002 and 2001, and the results of their operations and their cash flows for the three years in the period ended August 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page S-1 of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets and goodwill as of September 1, 2001.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Dallas, Texas
October 11, 2002 (except with respect to the matter discussed in paragraph two of Note 16, as to which the date is November 4, 2002).

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                         August 31,
                                                               -----------------------------
                                                                   2002             2001
                                                               ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                     $  4,035,560     $  1,980,635
 Accounts receivable less allowance for doubtful accounts        13,376,983       12,289,274
   of $2,463,690 and $2,439,216 at August 31, 2002 and
   2001, respectively

 Prepaid expenses and supplies                                      509,601          567,216
 Income taxes receivable                                            301,288           59,024
 Other receivables                                                  210,907           52,384
 Other assets                                                       695,344          285,072
 Deferred taxes                                                   2,521,521        2,158,885
                                                               ------------     ------------
          TOTAL CURRENT ASSETS                                   21,651,204       17,392,490

Property and Equipment, net (Note 4)                              1,772,879        2,232,363

Goodwill, net of accumulated amortization of $7,263,001
    at August 31, 2002 and 2001                                  65,241,477       53,245,225
Contracts, net of accumulated amortization of
    $10,657,098 and $9,106,190 at August 31, 2002 and             3,145,605        4,014,753
    2001, respectively
Other intangibles, net of accumulated amortization of               279,167               --
    $20,833 at August 31, 2002
Other noncurrent assets                                             495,043          294,852
                                                               ------------     ------------

          TOTAL ASSETS                                         $ 92,585,375     $ 77,179,683
                                                               ============     ============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                  August 31,
                                                                        -------------------------------
                                                                            2002               2001
                                                                        ------------       ------------
CURRENT LIABILITIES:
     Accounts payable                                                   $  1,476,635       $  1,369,180
     Employee compensation and benefits                                    6,768,203          6,087,793
     Medical claims payable                                                3,298,773          3,229,415
     Accrued expenses (Note 5)                                             7,208,906          6,090,621
                                                                        ------------       ------------

          TOTAL CURRENT LIABILITIES                                       18,752,517         16,777,009

     Other noncurrent liabilities                                          1,115,628          1,780,385
     Long-term debt                                                       10,000,000          6,900,000
     Deferred income taxes                                                 1,983,743            723,911
                                                                        ------------       ------------

          TOTAL LIABILITIES                                               31,851,888         26,181,305
                                                                        ------------       ------------

Commitments and contingencies (Note 11)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized;
          none issued or outstanding                                              --                 --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          7,267,750 shares issued and 5,468,547 shares outstanding
          at August 31, 2002, and 7,267,750 shares issued and
          5,322,439 outstanding at August 31, 2001                            72,678             72,678
     Additional paid-in capital                                           17,868,291         17,990,859
     Retained earnings                                                    54,288,155         45,364,006
     Treasury stock                                                      (11,495,637)       (12,429,165)
                                                                        ------------       ------------
                                                                          60,733,487         50,998,378
                                                                        ------------       ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 92,585,375       $ 77,179,683
                                                                        ============       ============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Years Ended August 31,
                                          ------------------------------------------------------
                                               2002                2001                2000
                                          --------------      --------------      --------------
Revenue                                   $  143,721,100      $  127,659,827      $  133,682,500

Cost of services                             110,299,948          92,919,642         100,478,867
                                          --------------      --------------      --------------

Gross profit                                  33,421,152          34,740,185          33,203,633

Selling, general and administrative           15,680,619          16,774,954          14,441,691
Provision for doubtful accounts                  293,718           1,763,984             877,376
Depreciation and Amortization                  2,778,445           4,510,424           5,101,355
                                          --------------      --------------      --------------

Operating income                              14,668,370          11,690,823          12,783,211

Other income (expense):
     Interest expense                           (233,645)           (638,398)         (1,261,970)
     Interest income and other                   123,430             266,727             302,384
                                          ==============      ==============      ==============

Income before income taxes                    14,558,155          11,319,152          11,823,625
Income tax provision                           5,634,006           4,528,510           4,756,377
                                          ==============      ==============      ==============

Net income                                $    8,924,149      $    6,790,642      $    7,067,248
                                          ==============      ==============      ==============

Earnings per common share:
     Basic                                $         1.66      $         1.21      $         1.11
                                          ==============      ==============      ==============
     Diluted                              $         1.52      $         1.16      $         1.07
                                          ==============      ==============      ==============

Weighted average shares outstanding:
     Basic                                     5,385,777           5,614,566           6,369,846
                                          ==============      ==============      ==============
     Diluted                                   5,889,432           5,876,490           6,604,903
                                          ==============      ==============      ==============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  Common       Additional                                 Treasury
                                                  Stock         Paid-in        Retained      Treasury      Stock,
                                   Shares         Amount        Capital        Earnings       Shares       at Cost        Total
                                ------------   ------------   ------------   ------------   ---------   ------------   ------------
Balance at August 31, 1999         7,267,750   $     72,678   $ 18,641,228   $ 31,506,116     603,322   $ (4,414,169)  $ 45,805,853
  Net income                              --             --             --      7,067,248          --             --      7,067,248
  Purchase of treasury stock              --             --             --             --     423,200     (3,363,138)    (3,363,138)
  Tax benefit associated with
    stock options exercised               --             --        357,841             --          --             --        357,841
  Employee stock purchases                                         (39,957)                   (14,642)       109,968         70,011
  Exercise of stock options:
    Issuance of treasury stock            --             --       (822,759)            --    (123,481)       934,684        111,925
    Employee surrenders for
         tax payments                     --             --             --             --      55,756       (358,097)      (358,097)
                                ------------   ------------   ------------   ------------   ---------   ------------   ------------

Balance at August 31, 2000         7,267,750         72,678     18,136,353     38,573,364     944,155     (7,090,752)    49,691,643
  Net Income                              --             --             --      6,790,642          --             --      6,790,642
  Purchase of treasury stock              --             --             --             --   1,103,563     (6,143,533)    (6,143,533)
  Tax benefit associated with
    stock options exercised               --             --        414,558             --          --             --        414,558
  Employee stock purchases                --             --        (37,832)            --     (23,959)       151,076        113,244
  Exercise of stock options:
    Issuance of treasury stock            --             --       (522,220)            --    (108,610)       778,462        256,242
    Employee surrenders for
         tax payments                     --             --             --             --      30,162       (124,418)      (124,418)
                                ------------   ------------   ------------   ------------   ---------   ------------   ------------

Balance at August 31, 2001         7,267,750         72,678     17,990,859     45,364,006   1,945,311    (12,429,165)    50,998,378
  Net Income                              --             --             --      8,924,149          --             --      8,924,149
  Tax benefit associated with
    stock options exercised               --             --        183,310             --          --             --        183,310
  Employee stock purchases                --             --         67,586             --     (12,023)        76,819        144,405
  Exercise of stock options:
    Issuance of treasury stock            --             --       (373,464)            --    (134,085)       856,709        483,245
                                ------------   ------------   ------------   ------------   ---------   ------------   ------------

Balance at August 31, 2002         7,267,750   $     72,678   $ 17,868,291   $ 54,288,155   1,799,203   $(11,495,637)  $ 60,733,487
                                ============   ============   ============   ============   =========   ============   ============

                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended August 31,
                                                                            ----------------------------------------------
                                                                                2002             2001             2000
                                                                            ------------     ------------     ------------
Operating activities:
     Net income                                                             $  8,924,149     $  6,790,642     $  7,067,248
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                        2,778,445        4,510,424        5,101,355
          Deferred income taxes                                                1,265,611         (435,979)        (464,058)
          Non-cash expenses                                                        5,668          (20,180)         119,226
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                                      2,063,015           43,215        1,371,539
          (Increase) decrease in income taxes receivable                        (238,543)         554,654         (249,758)
          (Increase) decrease in other receivables                              (160,038)          86,923           88,587
          Decrease (increase) in prepaid expenses and supplies                    94,791          680,722         (397,658)
          (Increase) decrease in other assets                                 (1,000,368)        (127,757)         875,953
          Increase (decrease) in accounts payable, employee
               compensation and benefits, medical claims
               payable, and accrued expenses                                     886,343         (912,245)      (1,690,429)
          (Decrease) increase in other noncurrent liabilities                   (664,757)         813,567          611,627
                                                                            ------------     ------------     ------------

Net cash provided by operating activities                                     13,954,316       11,983,986       12,433,632
                                                                            ------------     ------------     ------------

Investing activities:
     Purchase  of property and equipment                                        (726,857)      (1,494,511)        (928,884)
     Proceeds from sale of equipment                                               3,791           32,601            2,700
     Payment for purchase of OHCA, net of cash acquired                               --       (3,499,000)              --
     Payment for OHCA price adjustment                                           (38,047)              --               --
     Payment for purchase of contract management business                     (2,900,000)              --               --
     Payment for purchase of ProCare One Nurses, net of cash acquired        (12,149,238)              --               --
                                                                            ------------     ------------     ------------

Net cash used in investing activities                                        (15,810,351)      (4,960,910)        (926,184)
                                                                            ------------     ------------     ------------

Financing activities:
     Payments on long-term debt                                              (69,500,000)     (51,600,000)      (5,135,706)
     Borrowing under lines of credit                                          72,600,000       43,600,000               --
     Tax benefit associated with stock options exercised                         183,310          414,558          357,841
     Purchase of treasury stock                                                       --       (6,143,533)      (3,363,138)
     Issuance (surrenders) of treasury stock                                     627,650          169,665         (288,086)
                                                                            ------------     ------------     ------------

Net cash provided by (used in) financing activities                            3,910,960      (13,559,310)      (8,429,089)
                                                                            ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                           2,054,925       (6,536,234)       3,078,359
Cash and cash equivalents at beginning of year                                 1,980,635        8,516,869        5,438,510
                                                                            ------------     ------------     ------------
Cash and cash equivalents at end of year                                    $  4,035,560     $  1,980,635     $  8,516,869
                                                                            ============     ============     ============

Supplemental disclosure of cash flow information
     Cash paid during the period for:
          Interest                                                          $    155,713     $    614,723     $  1,275,870
                                                                            ============     ============     ============
          Income taxes                                                      $  4,817,165     $  4,397,100     $  4,462,776
                                                                            ============     ============     ============

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      2002 (a)        2001 (b)          2000
                                                    ------------    ------------    ------------
Non-cash investing activities:
         Fair value of assets acquired              $ 16,563,593    $  4,351,970               -
         Cash paid                                   (15,438,047)     (3,500,000)              -
                                                    --------------------------------------------
         Liabilities assumed                        $  1,125,546    $    851,970               -
                                                    ============================================


(a) Consists of the purchase of management contracts of Perspectives Health Management Corporation effective October 1, 2001, an adjustment to the purchase price of Occupational Health Consultants of America, Inc. and the purchase of ProCare One Nurses, LLC effective June 13, 2002. See Note 3.

(b) Acquisition of Occupational Health Consultants of America, Inc. effective August 1, 2001.


                             See accompanying notes.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2002, 2001 AND 2000


1.    ORGANIZATION

      Horizon Health Corporation ("the Company") is a diversified health care services provider. It offers employee assistance programs ("EAP") and behavioral health services to businesses and managed care organizations. Through its acquisition of ProCare One Nurses, LLC effective June 13, 2002, the Company provides specialized nurse staffing services to hospitals. In addition, it is a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; Santa Ana, California; and Detroit, Michigan metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

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

      Since its formation, the Company has completed 12 acquisitions, including the following three consummated in the last three fiscal years. Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA"). OHCA has been consolidated with the Company as of August 1, 2001 (see Note 3). Effective October 1, 2001, the Company purchased all the mental health management contracts of Perspectives Health Management ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc (see Note 3). Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC ("ProCare"). ProCare has been consolidated with the Company as of June 13, 2002 (see Note 3).

2.    SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

      The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

      The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. In the Company's opinion, the significant accounting policies most important to aid in understanding its financial results are the following:

      CONSOLIDATION: The consolidated financial statements include those of the Company and its wholly-owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation

      CASH AND CASH EQUIVALENTS: Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. The carrying amount approximates fair value due to the short maturity of these instruments.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the reserve are amounts past due, in dispute, or a client which the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense.

      PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over estimated useful lives. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

      ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At August 31, 2002 and 2001, respectively, other identifiable intangible assets, net, consist of contracts (approximately $3,145,605 and $4,014,753), non-competes (approximately $186,112 and $0) and trade name (approximately ($93,055 and $0). In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. (SFAS) 141 Business Combinations ("SFAS 141") and SFAS 142 Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisitions. These standards require all future business combinations be accounted for using the purchase method of accounting and goodwill not to be amortized, but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

      Accounting for these types of assets require significant estimates and judgement, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. For each acquisition, a valuation was completed to determine a reasonable purchase price allocation. Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill. The purchase price allocation process requires estimates and judgements as to expectations for the various businesses and business strategies. For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgements used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or an acceleration in amortization expense may result.

      In addition, SFAS 142 generally requires that goodwill be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      intangible assets and goodwill to the Company's consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company's financial condition and results of operations.

      Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles primarily includes the fair value of trade names and non-compete agreements, which are being amortized over their expected useful lives.

      COMMON STOCK REPURCHASE PROGRAM: On September 21, 1998, the Board of Directors of the Company authorized the repurchase of up to 1,000,000 shares of its common stock and on November 19, 1999 the Board of Directors authorized the repurchase of an additional 200,000 shares of its common stock. Pursuant to such authorizations, the Company repurchased 1,189,300 shares through November 30, 1999. On October 12, 2000 the Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of its common stock effective upon the closing of the new Amended Credit Agreement. On February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of August 31, 2001, the Company had completed its repurchase program having repurchased an additional 1,103,563 shares of its common stock (2,292,863 total shares repurchased since September 1998). The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. Of the shares repurchased, a total of 493,660 shares have been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2002. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

      MEDICAL CLAIMS: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly.

      RESERVES FOR EMPLOYEE HEALTH BENEFITS: The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company's liability for health insurance is subject to certain individual and aggregate limits. Each month end the Company records an accrued expense for estimated health benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. This accrual estimate is subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


REVENUE RECOGNITION: Service revenue is generated by the Company's five business segments and recognized in the following three categories:


(1) Contract management revenue, generated by Horizon Mental Health Management and Specialty Rehabilitation Management, is reported in the period they are provided at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, as final settlement is determined.

      The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Contract management revenue is based on various criteria such as a fixed fee and/or variable components including per diem calculation based on patients per day, the number of admissions or discharges, direct expenses, or any combination of the preceding, depending on the specific contract. Generally, contract fees are paid on a monthly basis.

      Some management contracts include a clause, which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials.

      Client hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to the patients of the programs managed by the Company. As a result, the availability and amount of such reimbursements, which are subject to change, may impact the decision of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contract with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

(2) Premium and fees revenue, generated by Horizon Behavioral Services, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

      Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also include fee for service payments. For certain capitated managed care contracts the Company is `at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members. At August 31, 2002, overall capitated revenue was more than sufficient to meet these costs.

(3) Service revenues, generated by Mental Health Outcomes and ProCare One Nurses, are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through services provided by and the Company's nurse staffing services, and its outcomes measurement, database services, and Phase IV clinical trial businesses.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      EARNING PER SHARE: Earnings per share has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that may occur if the Company's in the money stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

      ACCOUNTING FOR INCOME TAXES: The Company accounts for income taxes in accordance with FAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized (see Note 10).

      At August 31, 2002, the Company had deferred tax assets in excess of deferred tax liabilities of $537,778. Based upon the Company's estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance.

      The Company evaluates quarterly the realizability of its deferred tax assets and accordingly adjusts its valuation allowance, if any as necessary. The factors used to assess the likelihood of realization include the Company's estimates of future taxable income and available tax initiatives that could be reasonably implemented to assure realization of the net deferred tax assets. The Company has used various appropriate tax initiatives and alternative tax treatments to realize or to renew net deferred tax assets in order to avoid the potential loss of tax benefits.

      Failure to achieve forecasted taxable income amounts might affect the ultimate realization of all or portions of net deferred tax assets. Factors that may affect the Company's ability to achieve sufficient forecasted taxable income include general business conditions, increased competition, a change in Medicare or Medicare reimbursement, an increase in medical services utilization, etc., resulting in a decline in sales or margins.

      USE OF ESTIMATES: The Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded for the reporting period in order to prepare the financial statements in conformity with generally accepted accounting principles. Future actual results could differ from those estimates.

      RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    ACQUISITIONS

      EMPLOYEE ASSISTANCE PROGRAMS INTERNATIONAL, INC.

      Subsequent to the year ended August 31, 2002, the Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") on November 4, 2002, with an effective date of October 31, 2002 for approximately $3.4 million. "EAP International", headquartered in Denver, Colorado, had approximately 170 contracts covering approximately 475,000 lives at September 30, 2002.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      PROCARE ONE NURSES, LLC

      Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC ("ProCare"). ProCare, headquartered in Santa Ana, California, provides specialized nurse staffing services to hospitals primarily in California and Michigan. ProCare currently has annual revenues of approximately $24.4 million (unaudited) and on a monthly average provides in excess of 500 nurses to over 100 client hospitals. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Of the purchase price of approximately $12.5 million, $11.5 million was funded by the Company's revolving credit facility and $1.0 million from existing cash. Of the $12.5 million purchase price, the amounts preliminarily recorded as intangible assets were $9.7 million as goodwill, $200,000 as non-compete contracts and $100,000 as trade name value. Proforma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

      CONTRACTS OF PERSPECTIVES HEALTH MANAGEMENT CORPORATION

      Effective October 1, 2001, the Company acquired in an asset purchase the mental health management contracts comprising the contract mental health business of Perspectives Health Corporation ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. ("LAT"). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 mental health management contract locations. The management contracts covered 12 inpatient mental health programs, one partial hospitalization mental health program and three intensive outpatient mental health programs. The management contracts constituted all of the business operations of PHM. The purchased price of approximately $2.9 million in cash was funded by the Company's revolving credit facility. Of the $2.9 purchase price, $2,234,449 is recorded as goodwill and $681,760 as contract valuation. Proforma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

      OHCA, INC.

      Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee, and OHCA has been consolidated with the Company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to self-insured employers. As of August 31, 2002, the allocation of the purchase price exceeded the fair value of OHCA's tangible net assets by $3,469,708, of which $3,126,532 is recorded as goodwill and $343,176 as service contract valuation. Tangible assets acquired and liabilities assumed totaled $917,244 and $848,906, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at August 31:

                                                  2002          2001
                                              ------------  ------------
      Computer hardware                       $  2,847,200  $  2,588,003
      Computer software                          1,471,185     1,449,041
      Furniture and fixtures                     2,225,413     2,268,985
      Office equipment                           1,368,092       944,993
      Transportation (vehicles)                     65,539        65,539
      Leasehold improvements                       579,683       571,734
                                              ------------  ------------
                                                 8,557,112     7,888,295

      Less accumulated depreciation              6,784,233     5,655,932
                                              ------------  ------------
                                              $  1,772,879  $  2,232,363
                                              ============  ============

      Depreciation expense was $1,206,704, $1,393,380 and $1,988,315 for the years ended August 31, 2002, 2001, and 2000, respectively.

5.    ACCRUED EXPENSES

      Accrued expenses consisted of the following at August 31:

                                                                   2002          2001
                                                               ------------  ------------
      Reserve for deferred revenue and contract adjustments    $    235,983  $    812,334
      Health insurance benefits                                   1,117,550       987,784
      Other employee benefits                                     1,617,191       809,677
      Unearned revenue                                            1,259,646       712,169
      Other                                                       2,978,536     2,768,657
                                                               ------------  ------------
                                                               $  7,208,906  $  6,090,621
                                                               ============  ============

6.    LONG-TERM DEBT

      At August 31, 2002 and 2001, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $10.0 million and $6.9 million, respectively. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"), with JPMorgan Chase Bank, as Agent, and Bank of America, NA which refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement is a five year facility which consists of a $30 million, three year revolving/two year term credit facility (which has provisions to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes.

      The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At August 31, 2002, the weighted average interest rate on outstanding indebtedness under the credit facility was 4.0%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of August 31, 2002, the Company was in compliance with all covenants of the agreement.

7.    STOCK OPTIONS

      The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the "Plans." In accordance with the Plans, as amended, 2,981,843 shares of common stock have been reserved for grant to key employees, directors and consultants. The exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

      On April 28, 1995 the board of directors created the 1995 Stock Option Plan for Eligible Outside Directors for outside directors owning less than 7.15% of the stock of the Company. 250,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to provide for 15,000 option grants upon initial election as a director. In addition, the 1995 Director Plan provides for successive annual grants, as of the day of each annual meeting of stockholders of the Company, of options to purchase the number of shares of Common Stock determined by dividing $50,000 by the fair market value per share of the Common Stock on the date of grant. Fair market value is defined as the closing price per share on the NASDAQ National Market. With respect to each such successive annual grant, an Eligible Outside Director has the right to elect to receive stock options for only 50% of such shares as so determined in consideration of the receipt of a fee in the amount of $2,500 for each of the first four meetings of the Board of Directors actually attended by such Eligible Outside Director in the year following the Annual Meeting. Options vest ratably over five years from the date of grant.

      The following table summarizes the status of the Plans:

                                                    2002                         2001                         2000
                                         --------------------------   --------------------------   --------------------------
                                                        Weighted                     Weighted                     Weighted
                                                        Average                      Average                      Average
                                          Options    Exercise Price    Options    Exercise Price    Options    Exercise Price
                                         ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of year         1,283,634   $         5.61   1,322,143   $         5.40   1,352,840   $         4.95
     Granted                               319,275            13.41      90,285             4.97     142,054             6.49
     Exercised                             134,085             3.61     108,610             2.36     123,481             0.91
     Expired or canceled                    15,275             7.91      20,184             6.32      49,270             7.34

Outstanding at end of year               1,453,549   $         7.49   1,283,634   $         5.61   1,322,143   $         5.40

Exercisable at end of year                 828,502   $         5.59     777,796   $         4.88     730,486   $         3.98

Available for grant at end of year         351,602                -     255,602                -     325,703                -

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following table summarizes information about options outstanding under the Plans at August 31, 2002:

                                           Options Outstanding               Options Exercisable
                                 --------------------------------------    -----------------------
                                                 Weighted
                                                  Average      Weighted                   Weighted
                                                 Remaining     Average                    Average
                                   Number       Contractual    Exercise      Number       Exercise
      Range of Exercise Price    Outstanding       Life         Price      Outstanding     Price
      -----------------------    -----------    -----------    --------    -----------    --------
               $ 1.00 - 5.50         456,790           3.27    $   3.52    $   370,490    $   3.19
                 6.75 - 9.75         676,984           5.84        7.30        453,272        7.41
                12.70 - 23.75        319,775           9.31       13.54          4,740       19.10

      The Company applies APB 25 in accounting for the Plans and recognizes no compensation cost in net earnings from the grant of options as options are granted at exercise prices equal to the then current stock price. Had compensation cost been determined under the terms of SFAS 123, the Company's pro forma 2002, 2001 and 2000 net earnings and earnings per share would have been:

                                              2002             2001             2000
                                         --------------   --------------   --------------
      Net earnings
           As reported                   $    8,924,149   $    6,790,642   $    7,067,248
           Pro forma (unaudited)         $    8,460,125   $    6,430,307   $    6,746,588

      Earnings per share
           Basic
                As reported              $         1.66   $         1.21   $         1.11
                Pro forma (unaudited)    $         1.57   $         1.15   $         1.06
           Diluted
                As reported              $         1.52   $         1.16   $         1.07
                Pro forma (unaudited)    $         1.44   $         1.09   $         1.02

      In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2002      2001      2000
                                                      ------    ------    ------
      Risk free interest rate                           4.2%      5.8%      6.4%
      Expected life (years)                             6.4       6.4       6.4
      Expected volatility                              47.5%     48.6%     45.8%
      Expected dividend yield                           0.0%      0.0%      0.0%

      In accordance with SFAS 123, the weighted average fair value of options granted during 2002, 2001 and 2000 was $7.04, $2.77, and $3.53 respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting and goodwill not to be amortized, but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001; however, certain provisions of these new standards also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001. In addition, goodwill acquired in the acquisition of OHCA effective August 1, 2001 is not being amortized.

      The costs of certain management contracts acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the twelve months ended August 31, 2002 was $1,571,741. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the four succeeding fiscal years.

      For the year ended August 31: 2003            $  1,315,411
                                    2004               1,093,731
                                    2005                 621,687
                                    2006                 387,874

      The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2002 that is subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill in the twelve months ended August 31, 2002. No impairment adjustments were deemed necessary.

                                           (A)            (B)            (C)            (D)             (E)
                                                        Horizon
                                         Horizon         Mental       Specialty        Mental         ProCare
                                        Behavioral       Health         Rehab          Health           One
                                         Services      Management     Management      Outcomes         Nurses      Consolidated
                                       ------------   ------------   ------------   ------------    ------------   ------------
Balance as of August 31, 2001          $ 36,934,839   $ 14,606,721   $  1,703,665             --              --   $ 53,245,225

Goodwill acquired during the period          16,911      2,234,450             --             --       9,744,891     11,996,252

Balance as of August 31, 2002          $ 36,951,750   $ 16,841,171   $  1,703,665             --    $  9,744,891   $ 65,241,477

(A) Horizon Behavioral Services provides managed behavioral care and employee assistance programs. Goodwill acquired during the period relates to the purchase price adjustment of OHCA.

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

(E) ProCare One Nurses provides specialized nurse staffing services to hospitals primarily in California and Michigan.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following table sets forth comparative net income and earnings per share data based on net income plus amortization expense related to goodwill, net of tax.

                                                        YEAR ENDED AUGUST 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
      Reported net income                           $  8,924,149    $  6,790,642
      Goodwill amortization, net of tax                      ---       1,040,100
                                                    ------------    ------------

      Adjusted net income                           $  8,924,149    $  7,830,742
                                                    ============    ============

      Basic earnings per share:
          Reported net income                       $       1.66    $       1.21
                                                    ------------    ------------
          Goodwill amortization, net of tax         (a)      ---            0.19
                                                    ------------    ------------

      Adjusted net income                           $       1.66    $       1.39
                                                    ============    ============

      Diluted earnings per share:
           Reported net income                      $       1.52    $       1.16
                                                    ------------    ------------
           Goodwill amortization, net of tax        (a)      ---            0.18
                                                    ------------    ------------

      Adjusted net income                           $       1.52    $       1.33
                                                    ============    ============

      (a) Amounts may not total due to rounding or independent calculation.

9.    RETIREMENT PLAN

      The Company sponsors a 401(k) plan that covers substantially all employees subject to certain eligibility requirements. The Company can elect to make matching fund contributions at its discretion. For the years ended August 31, 2002, 2001 and 2000 the Company's contributions were approximately $623,000, $550,000, and $471,000 respectively.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.   INCOME TAXES

      Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense for the years ended August 31 is comprised of the following components:

                                 Federal          State           Total
                               ------------    ------------    ------------
      2002
         Current               $  4,166,875    $    591,186    $  4,758,061
         Deferred                   786,105          89,840         875,945
                               ------------    ------------    ------------

                               $  4,952,980    $    681,026    $  5,634,006
                               ============    ============    ============

      2001
         Current               $  4,597,323    $    663,303    $  5,260,626
         Deferred                  (657,027)        (75,089)       (732,116)
                               ------------    ------------    ------------

                               $  3,940,296    $    588,214    $  4,528,510
                               ============    ============    ============

      2000
         Current               $  3,908,136    $    662,724    $  4,570,860
         Deferred                   166,254          19,263         185,517
                               ------------    ------------    ------------

                               $  4,074,390    $    681,987    $  4,756,377
                               ============    ============    ============

      The components of the net deferred tax asset at August 31 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                                   2002            2001
                                               ------------    ------------
      Contracts                                $    509,236    $    (64,046)
      Goodwill                                   (3,819,812)     (2,457,714)
                                               ------------    ------------
      Deferred tax liabilities                   (3,310,576)     (2,521,760)
                                               ------------    ------------

      Accounts receivable                         1,418,321       1,237,944
      Vacation accruals                             552,536         561,936
      Fixed assets/intangibles                      566,082         666,335
      Miscellaneous accruals                      1,020,246       1,047,740
      Net operating loss carryforward               291,169         421,546
                                               ------------    ------------
      Deferred tax assets                         3,848,354       3,935,501
                                               ------------    ------------
      Net deferred tax asset                   $    537,778    $  1,413,741
                                               ============    ============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      At August 31, 2002, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $750,000. These carryforwards, subject to annual utilization limits, may be utilized to offset future years' taxable income and will begin to expire during 2011 if unused prior to that date.

      The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company's effective income tax rate:

                                                     Tax Rate 2002       2002           2001           2000
                                                     -------------   ------------   ------------   ------------
Federal income taxes based on 35% of book income             35.0%   $  5,095,354   $  3,961,709   $  4,138,268
Permanent adjustments:
   Meals and entertainment, goodwill                          0.8%        117,269        264,356        274,973
        and other permanent adjustments
   State income taxes and other adjustments                   2.9%        421,383        302,445        343,136
                                                     -------------   ------------   ------------   ------------
                                                             38.7%   $  5,634,006   $  4,528,510   $  4,756,377
                                                     =============   ============   ============   ============

11.   COMMITMENTS AND CONTINGENCIES

      The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

      For the year ending August 31: 2003                      $  2,118,499
                                     2004                         1,796,555
                                     2005                         1,396,179
                                     2006                           825,132
                                     2007 and thereafter            429,130
                                                               ------------

                                                               $  6,565,495
                                                               ============

      Rent expense for the years ended August 31, 2002, 2001, and 2000 was $2,507,277, $2,282,279 and $3,174,094, respectively.

      Effective September 1996, the Company entered into a lease arrangement with an unconsolidated special purpose entity. The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building that had been constructed for an office building as designed by the Company for use as its National Support Center. In connection with the transaction, a financial institution loaned to the special purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. The loan is due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently May 2007, if either the building is not sold to a third party or the Company does not further extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

      The Company's liability and property risk management program involves a cost-effective balance of insured risks and self-insured retentions. The Company carries general liability, malpractice and professional liability, comprehensive property damage, workers' compensation, directors and officers and other insurance coverages that management considers reasonable and adequate for the protection of the Company's assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      which the Company's self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

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

      In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss settlement of certain False Claim Act violations alleged in a qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The qui tam suit remains under seal and the U.S. Government has not decided whether or not it will intervene in the suit. The Company has not been served in the suit. The allegations and the records reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. The Company expects that the proposed meeting will be held in December 2002. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. It is possible that eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.

      The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company's insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company's reputation and business.

12.   COMMON STOCK

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

      Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two, six-month offering periods which are defined as January 1
      - June 30 or July 1 - December 31. Pursuant to the Plan the Company issued 12,023, 23,959, and 14,642 shares of Common Stock from treasury for the fiscal years ended August 31, 2002, 2001, and 2000, respectively.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


13.   EARNINGS PER SHARE

      The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share, ("SFAS 128"). All prior earnings per share data presented have been restated in accordance with SFAS 128.

      The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:

                                       2002                                2001                                2000
                        ----------------------------------  ----------------------------------  ----------------------------------
                        Net Income    Shares     Per Share  Net Income    Shares     Per Share  Net Income    Shares     Per Share
                        Numerator   Denominator   Amount    Numerator   Denominator   Amount    Numerator   Denominator   Amount
                        ----------  -----------  ---------  ----------  -----------  ---------  ----------  -----------  ---------
Basic EPS.............  $8,924,149    5,385,777  $    1.66  $6,790,642    5,614,566  $    1.21  $7,067,248    6,369,846  $    1.11
                                                 =========                           =========                           =========
Effect of dilutive
securities warrants
and options...........                  503,655                             261,924                             235,057
                                    -----------                         -----------                         -----------
Diluted EPS...........  $8,924,149    5,889,432  $    1.52  $6,790,642    5,876,490  $    1.16  $7,067,248    6,604,903  $    1.07
                        ==========  ===========  =========  ==========  ===========  =========  ==========  ===========  =========

      During 2002, 2001, and 2000 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

          QUARTER ENDED            OPTIONS EXCLUDED         OPTION PRICE RANGE
         August 31, 2002                4,870                $14.80 - $23.75
           May 31, 2002                 4,000                     $23.75
        February 28, 2002               4,000                     $23.75
        November 30, 2001               4,670                $13.50 - $23.75
         August 31, 2001                4,000                     $23.75
           May 31, 2001                 87,250               $ 8.92 - $23.75
        February 29, 2001              757,657               $ 6.91 - $23.75
        November 30, 2000              805,859               $ 5.50 - $23.75
         August 31, 2000               770,432               $ 6.91 - $23.75
           May 31, 2000                775,337               $ 6.91 - $23.75
        February 29, 2000              176,700               $ 7.42 - $23.75
        November 30, 1999              772,910               $ 6.91 - $23.75

14.   SEGMENT INFORMATION

      The Company has determined that its reportable segments are appropriately based on its method of internal reporting, which disaggregates its business by services category in a manner consistent with the Company's consolidated statements of income format. The Company's reportable segments are Horizon Behavioral Services, Horizon Mental Health Management, Specialty Rehab Management, Mental Health Outcomes, and ProCare One Nurses. See notes (A) through (E) below for a description of the services provided by each of the identified segments. The Company's business is conducted solely in the United States.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/segment:

                            (A)          (B)          (C)          (D)           (E)          (F)
                          Horizon
                           Mental     Specialty     Horizon       Mental       ProCare
                           Health       Rehab      Behavioral     Health         One
2002                     Management   Management    Services     Outcomes      Nurses        Other      Eliminations   Consolidated
                        ------------------------------------------------------------------------------------------------------------
Revenues                $79,319,429  $15,117,485  $40,449,170  $ 3,380,709   $ 5,318,722  $   135,585   $         --   $143,721,100
 Intercompany revenues           --           --      213,305           --            --           --       (213,305)            --

Cost of services         54,451,850   11,175,757   36,931,237    3,219,176     4,735,233           --       (213,305)   110,299,948

EBITDA (G)               21,721,899    3,388,846    1,913,791     (343,101)      583,491   (9,818,111)            --     17,446,815

Total assets             91,417,625   10,673,441   40,986,293      597,742    26,085,151   25,736,513   (102,911,390)    92,585,375


2001

Revenues                $79,312,050  $13,455,317  $32,033,007  $ 2,664,220   $        --  $   195,233   $         --   $127,659,827
 Intercompany revenues           --           --      104,711       (4,371)                        --       (100,340)            --

Cost of services         53,155,225    9,723,507   28,120,599    2,020,651            --           --       (100,340)    92,919,642

EBITDA (G)               23,282,254    2,378,587    2,442,495     (116,042)           --  (11,786,047)            --     16,201,247

Total assets             80,883,068    8,245,106   42,680,807      199,313            --   27,259,279    (82,087,890)    77,179,683


2000

Revenues                $81,836,862  $11,923,946  $38,602,113  $ 1,100,485   $        --  $   219,094   $         --   $133,682,500
 Intercompany revenues           --           --       74,670    1,378,352            --           --     (1,453,022)            --

Cost of services         57,310,549    9,272,902   33,472,697    1,875,741            --           --     (1,453,022)   100,478,867

EBITDA (G)               22,511,620    1,929,476    3,242,700       13,903            --   (9,813,133)            --     17,884,566

Total assets             65,779,473    6,385,289   41,546,397      300,823            --   24,621,800    (55,002,738)    83,631,044

(A) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.
(B) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(C) Horizon Behavioral Services provides managed behavioral care and employee assistance programs.
(D) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs, psychiatric data- base services, and Phase IV clinical trial services. Beginning in fiscal year 2001 Mental Health Outcomes began recording third party revenue directly for the Horizon Mental Health Management contracts that include outcomes services.
(E) ProCare One Nurses provides specialized nurse staffing services to hospitals primarily in California and Michigan.
(F) "Other" represents the Company's primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.
(G) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the year ended August 31, 2002, 2001 and 2000, consolidated EBITDA is derived by adding depreciation and amortization of $2,778,445, $4,510,424 and $5,101,355, respectively, to the Company's operating income for the same periods of $14,668,370, $11,690,823 and $12,783,211, respectively. Consolidated cash flows from operating, investing, and financing activities for the period ended August 31, 2002 were $13,954,316, ($15,810,351), and ($3,910,960), respectively, for the period ended August 31, 2001 were $11,983,986, ($4,960,910), and
      ($13,559,310), respectively, and for the period ended August 31, 2000 were $12,433,632, ($926,184) and ($8,429,089), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


15.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of unaudited quarterly financial data for fiscal 2002 and 2001:

                                                       Operating         Net       Earnings Per Share *
                                       Revenues         Income          Income      Basic       Diluted
                                     -------------    -----------    -----------   --------------------
      Quarter Ended:

      August 31, 2002                $  40,767,732    $ 3,843,597    $ 2,315,563   $  0.42      $  0.39
      May 31, 2002                      35,221,325      3,696,172      2,270,468      0.42         0.38
      February 28, 2002                 33,941,704      3,595,599      2,199,139      0.41         0.38
      November 30, 2001                 33,790,339      3,533,002      2,138,979      0.40         0.37
                                     -------------    -----------    -----------   -------      -------
      Total Year                     $ 143,721,100    $14,668,370    $ 8,924,149   $  1.66      $  1.52
                                     =============    ===========    ===========   =======      =======

      August 31, 2001                $  32,608,181    $ 3,007,744    $ 1,731,043   $  0.33      $  0.30
      May 31, 2001                      32,359,252      2,854,174      1,670,898      0.31         0.30
      February 28, 2001                 31,871,436      2,930,165      1,722,640      0.31         0.30
      November 30, 2000                 30,820,958      2,898,740      1,666,061      0.27         0.26
                                     -------------    -----------    -----------   -------      -------
      Total Year                     $ 127,659,827    $11,690,823    $ 6,790,642   $  1.21      $  1.16
                                     =============    ===========    ===========   =======      =======

      * Amounts may not add due to rounding or independent calculation.

16.   SUBSEQUENT EVENT

      STOCK REPURCHASE: On October 7, 2002, the Board of Directors of the Company authorized the repurchase of up to 800,000 shares of its common stock. The stock repurchase program authorizes the Company to make purchases from time to time in the open market or through privately negotiated transactions depending on market conditions and applicable securities regulations. The repurchased shares will be added to the treasury shares of the Company and may be used for employee stock plans or for other corporate purposes. The stock will be repurchased utilizing available cash and borrowings under the Company's bank facility.

      ACQUISITION: Subsequent to the year ended August 31, 2002, the Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") on November 4, 2002, with an effective date of October 31, 2002 for approximately $3.4 million. "EAP International", headquartered in Denver, Colorado, had approximately 170 contracts covering approximately 475,000 lives at September 30, 2002.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule VIII Valuation and Qualifying Accounts..........................  S - 2

                           HORIZON HEALTH CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS


                                                   Additions
                                    Balance at     Charged to   Uncollectible                             Balance
                                    Beginning      Costs and       Accounts                               at end
                                    Of Period      Expenses      Written off     Adjustments             of Period
Year ended August 31, 2000:
Allowance for doubtful accounts      2,980,849        877,376     (1,447,187)        136,736   (1,2)      2,547,774

Year ended August 31, 2001:
Allowance for doubtful accounts      2,547,774      1,763,984     (1,375,682)       (496,861)  (1,2)      2,439,216

Year ended August 31, 2002:
Allowance for doubtful accounts    $ 2,439,216    $   293,716    $  (581,177)    $   311,935   (1,2)    $ 2,463,690

(1) Adjustment reflects reserves in which Horizon is aware that specific hospitals have experienced treatment day denials and to which a corresponding accounts receivable balance does not exist. These amounts are accrued as a liability.

(2) Adjustment reflects items reserved as other receivables, therefore their reserve is not included in the allowance for receivables.

(3) Adjustment includes a recovery of $1.75 million related to one former Specialty contract.

                                INDEX TO EXHIBITS

NUMBER      EXHIBIT
  3.1       -  Certificate of Incorporation of the Company, as amended
               (incorporated herein by reference to Exhibit 3.1 to the Company's
               Current Report on Form 8-K dated August 11, 1997).

  3.2       -  Amended and Restated Bylaws of the Company, as amended
               (incorporated herein by reference to Exhibit 3.2 to Amendment No.
               2 as filed with the Commission on February 16, 1995 ("Amendment
               No. 2") to the Company's Registration Statement on Form S-1 filed with the Commission on January 6, 1995 Registration No. 33-88314)
               (the "Form S-1").

  4.1       -  Specimen certificate for the Common Stock, $.01 par value of the
               Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 11, 1997).

  4.2       -  Rights Agreement, dated February 6, 1997, between the Company and
               American Stock Transfer & Trust Company, as Rights Agent
               (incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

 10.1       -  Second Amended and Restated Credit Agreement dated May 23, 2002, between Horizon Health Corporation and Horizon Mental Health
               Management, Inc., as Borrowers, and J.P. Morgan Chase Bank, as
               Agent and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

 10.2       -  First Amendment to Second Amended and Restated Credit Agreement
               dated as of September 25, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase
               Bank as Agent, and the banks named therein (filed herewith).

 10.3       -  Second Amendment to Second Amended and Restated Credit Agreement,
               dated as of October 4, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase
               Bank as Agent and the banks named therein (filed herewith).

 10.4       -  Letter Loan Agreement dated December 20, 1995 among North Central
               Development Corporation, Horizon Health Corporation, Horizon
               Mental Health Management and Mental Health Outcomes (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

 10.5       -  Seventh Amendment to Letter Loan Agreement dated May 23, 2002, between North Central Development Corporation, as Borrower,
               Horizon Health Corporation and subsidiaries as limited guarantors, and J.P. Morgan Chase Bank, as the Lender
               (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May
               31, 2002).

 10.6       -  Lease Agreement dated as of December 20, 1995 between North
               Central Development Company and Horizon Mental Health Management,
               Inc., a Delaware corporation (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995).

 10.7       -  Second Amendment to Lease Agreement dated May 23, 2002 between
               North Central Development Corporation and Horizon Health
               Corporation (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended May
               31, 2002).

 10.8       -  Horizon Health Group, Inc. 1989 Stock Option Plan, as amended
               (filed herewith).

 10.9       -  Horizon Mental Health Management, Inc. 1995 Stock Option Plan as
               amended (filed herewith).

 10.10      -  Horizon Mental Health Management, Inc. Amended and Restated 1995
               Stock Option Plan for Eligible Outside Directors as amended
               (filed herewith).

 10.11      -  Horizon Health Corporation 1998 Stock Option Plan as amended
               (filed herewith).

 10.12      -  Horizon Health Corporation Employee Stock Purchase Plan
               (incorporated herein by reference to Exhibit 4.3 to the Company's
               Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

 10.13      -  Horizon Health Corporation Bonus Plan Fiscal 2002 (incorporated herein by reference to Exhibit 10.17 to the Company's Annual
               Report on Form 10-K for the fiscal year ended August 31, 2001).

 10.14      -  Horizon Health Corporation Bonus Plan Fiscal 2003 (filed herewith).

 10.15      -  Executive Retention Agreement effective September 1, 1997, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form
               8-K dated September 1, 1997).

 10.16      -  Agreement dated August 31, 1999 between Horizon Health
               Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

 10.17      -  Employment Agreement, dated November 1, 2001 between Horizon
               Health Corporation and James W. McAtee (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001).

 10.18      -  Member Interests Purchase Agreement, dated June 13, 2002, between
               Horizon Health Corporation, as buyer, and Lara Mac, Steve
               MacEachern, Vicki Lotz and Obstetrical Nurses, Inc. as sellers
               (Incorporated by reference to Exhibit 10.1 to the Company's
               Current Report on Form 8-K dated June 13, 2002.

 11         -  Statement Regarding Computation of Per Share Earnings (filed herewith).

 21         -  List of Subsidiaries of the Company (filed herewith).

 23         -  Consent of PricewaterhouseCoopers LLP (filed herewith).


 99.1       -  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James W. McAtee, President and Chief Executive
               Officer, dated November 22, 2002.

 99.2       -  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President,
               Finance and Administration, dated November 22, 2002.