Form 10-Q
period 2002-11-30
HORIZON HEALTH CORP /DE/
filed 2002-12-20
CIK 935007

                                                                            HORC
                                                                         1ST QTR
                                                                          FY2003


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2002

                                       or

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

                                 Yes [x] No [ ]


The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of December 2, 2002, was 5,246,272.

                                      INDEX

                           HORIZON HEALTH CORPORATION


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS........................................................................3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of November 30, 2002 (unaudited)
                  and August 31, 2002............................................................................ 3

                  Consolidated Statements of Operations for the three months ended
                  November 30, 2002 and 2001 (each unaudited).................................................... 5

                  Consolidated Statements of Cash Flows for the three months ended
                  November 30, 2002 and 2001 (each unaudited).................................................... 6

                  Notes to Consolidated Financial Statements (unaudited)..........................................7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS....................................................................17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................................26

ITEM 4.  CONTROLS AND PROCEDURES.................................................................................26

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.......................................................................................27

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K........................................................................28

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                    NOVEMBER 30, 2002   AUGUST 31, 2002
                                                                    -----------------   ----------------
                                                                       (UNAUDITED)
 CURRENT ASSETS:
 Cash and cash equivalents                                          $       2,311,039   $      4,035,560

 Accounts receivable less allowance for doubtful
    accounts of  $2,671,724 at November 30, 2002 and
    $2,463,690 at August 31, 2002                                          17,680,472         13,376,983
 Prepaid expenses and supplies                                              1,138,565            509,601
 Other receivables                                                            212,899            210,907
 Other assets                                                                 575,044            695,344
 Income taxes receivable                                                           --            301,288
 Deferred taxes                                                             2,505,617          2,521,521
                                                                    -----------------   ----------------

        TOTAL CURRENT ASSETS                                               24,423,636         21,651,204
                                                                    -----------------   ----------------

 Property and equipment, net (Note 5)                                       1,658,243          1,772,879

 Goodwill, net of accumulated amortization of $7,263,001
    at November 30, 2002 and August 31, 2002 (Note 6)                      67,845,072         65,241,477
 Contracts, net of accumulated amortization of $11,096,183
    at November 30, 2002, and $10,657,098 at August 31, 2002
    (Note 6)                                                                3,483,931          3,145,605
 Other intangibles, net of accumulated amortization of $49,193 at
    November 30, 2002 and $20,833 at August 31, 2002 (Note 6)                 350,807            279,167
 Other non-current assets                                                     464,950            495,043
                                                                    -----------------   ----------------
        TOTAL ASSETS                                                $      98,226,639   $     92,585,375
                                                                    =================   ================

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                   NOVEMBER 30, 2002    AUGUST 31, 2002
                                                                   -----------------    ---------------
                                                                     (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                               $       1,254,323    $     1,476,635
    Employee compensation and benefits                                     5,791,442          6,768,203
    Medical claims payable                                                 3,581,487          3,298,773
    Accrued expenses                                                       8,545,451          7,208,906
                                                                   -----------------    ---------------

         TOTAL CURRENT LIABILITIES                                        19,172,703         18,752,517

    Other noncurrent liabilities                                           1,339,647          1,115,628
    Long-term debt (Note 7)                                               15,000,000         10,000,000
    Deferred income taxes                                                  2,201,517          1,983,743
                                                                   -----------------    ---------------

         TOTAL LIABILITIES                                                37,713,867         31,851,888
                                                                   -----------------    ---------------

Commitments and contingencies (Note 8)                                            --                 --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                      --                 --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,251,472 shares
      outstanding at November 30, 2002 and 7,267,750 shares
      issued and 5,468,547 shares outstanding at August 31, 2002              72,678             72,678
    Additional paid-in capital                                            17,992,932         17,868,291
    Retained earnings                                                     56,644,627         54,288,155
    Treasury stock, at cost, 2,016,278 shares at November 30,
      2002 and 1,799,203 shares at August 31, 2002                       (14,197,465)       (11,495,637)
                                                                   -----------------    ---------------
                                                                          60,512,772         60,733,487
                                                                   -----------------    ---------------
         TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                                      $      98,226,639    $    92,585,375
                                                                   =================    ===============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                         THREE MONTHS ENDED NOVEMBER 30,
                                       ------------------------------------
                                             2002                2001
                                       ----------------    ----------------
Revenue                                $     42,041,407    $     33,790,339
Cost of services                             32,727,409          24,842,124
                                       ----------------    ----------------

Gross profit                                  9,313,998           8,948,215

Selling, general and administrative           4,645,945           4,390,698
Provision for doubtful accounts                      --             275,312
Depreciation and amortization                   758,839             749,203
                                       ----------------    ----------------

Operating income                              3,909,214           3,533,002
                                       ----------------    ----------------

Other income (expense):
     Interest expense                          (108,597)            (72,951)
     Interest income and other                   31,047              23,784
                                       ----------------    ----------------

Income before income taxes                    3,831,664           3,483,835
Income tax provision                          1,475,192           1,344,856
                                       ----------------    ----------------

Net income                             $      2,356,472    $      2,138,979
                                       ================    ================

Earnings per common share:
     Basic                             $            .44    $            .40
                                       ================    ================
     Diluted                           $            .41    $            .37
                                       ================    ================

Weighted average shares outstanding:
     Basic                                    5,344,815           5,322,632
     Diluted                                  5,767,728           5,780,069
                                       ================    ================


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              THREE MONTHS ENDED NOVEMBER 30,
                                                                           ------------------------------------
                                                                                 2002                2001
                                                                           ----------------    ----------------
Operating Activities:
   Net income                                                              $      2,356,472    $      2,138,979
   Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization (Note 5)                                     758,839             749,203
         Deferred income taxes                                                      217,774             257,564
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                          (3,755,139)         (1,799,358)
      Decrease in income taxes receivable                                           301,288              59,024
      (Increase) in other receivables                                                (1,992)           (137,826)
      (Increase) in prepaid expenses and supplies                                  (599,616)           (381,627)
      Decrease in other assets                                                      140,507              98,098
      (Decrease) increase in accounts payable, employee compensation and
         benefits, medical claims payable, and accrued expenses                  (1,243,586)          1,027,669
      Increase in income taxes payable                                              801,859           1,018,437
      Increase (decrease) in other non-current liabilities                          224,019            (238,376)
                                                                           ----------------    ----------------
   Net cash (used in) provided by operating activities                             (799,575)          2,791,787
                                                                           ----------------    ----------------

Investing activities:
   Purchase of property and fixed assets                                           (116,568)            (77,451)
   Payment for OHCA purchase price adjustment                                            --             (38,047)
   Payment for purchase of management contract business                                  --          (2,900,000)
   Payment for purchase of EAP International, net of cash acquired               (3,231,192)                 --
                                                                           ----------------    ----------------
        Net cash used in investing activities                                    (3,347,760)         (3,015,498)
                                                                           ----------------    ----------------

Financing Activities:
   Payments on long term debt                                                    (4,800,000)        (19,000,000)
   Proceeds from long term borrowings                                             9,800,000          19,000,000
   Tax benefit associated with stock options exercised                              141,022              24,190
   Purchase of treasury stock                                                    (2,649,228)                 --
   Cash provided from issuance of treasury stock                                    135,146                  --
   (Surrenders) issuance  of treasury stock                                        (204,126)                913
                                                                           ----------------    ----------------
   Net cash from  financing activities                                            2,422,814              25,103
                                                                           ----------------    ----------------

Net decrease in cash and cash equivalents                                        (1,724,521)           (198,608)

Cash and cash equivalents at beginning of period                                  4,035,560           1,980,635
                                                                           ----------------    ----------------
Cash and cash equivalents at end of period                                 $      2,311,039    $      1,782,027
                                                                           ================    ================

Supplemental disclosure of cash flow information
   Net cash paid (received) during the period for:
      Interest                                                             $        113,844    $         92,654
                                                                           ================    ================
      Income taxes                                                         $         (2,654)   $         64,813
                                                                           ================    ================

   Non-cash investing activities (A):
      Fair value of assets acquired                                        $      4,231,799    $      2,938,047
      Cash paid                                                                  (3,350,000)         (2,938,047)
                                                                           ----------------    ----------------
      Liabilities assumed                                                  $        881,799    $             --
                                                                           ================    ================

(A) Consists of the purchase of EAP International effective November 1, 2002, the purchase of management contracts of Perspectives Health Management effective October 1, 2001 and an adjustment to the purchase price paid for Occupational Health Consultants of America. See Note 4.

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.     ORGANIZATION

       Horizon Health Corporation ("the Company") is a diversified health care services provider. It offers employee assistance programs ("EAP") and behavioral health services under contracts to businesses and managed care organizations. Through its acquisition of ProCare One Nurses effective June 13, 2002, the Company provides specialized nurse staffing services to hospitals. The Company is also a contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. In addition, the Company provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; Santa Ana, California; and Detroit, Michigan metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

       BASIS OF PRESENTATION:

       The accompanying consolidated balance sheet at November 30, 2002, the consolidated statements of operations for the three months ended November 30, 2002 and 2001, and the consolidated statements of cash flows for the three months ended November 30, 2002 and 2001 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2002. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 2002, and the results of operations for the three months ended November 30, 2002 and 2001.

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

       CONSOLIDATION: The consolidated financial statements include those of the Company and it's wholly-owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

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

       ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At November 30, 2002 and August 31, 2002, respectively, other identifiable intangible assets, net, consist of contracts (approximately $3,483,931 and $3,145,605), non-competes (approximately $237,097 and $186,112) and trade name (approximately $113,710 and $93,055). As described in Note 6, the Company elected to adopt the Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets" ("SFAS 142") on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       COMMON STOCK REPURCHASE PROGRAMS: As further described in Note 9, on October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. During the quarter ended November 30, 2002, the Company repurchased 227,200 shares of its common stock pursuant to such authorization, which remains in effect.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       (2) Premium and fees revenue, generated by Horizon Behavioral Services, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

                  Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also include fee for service payments. For certain capitated managed care contracts the Company is 'at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members. At November 30, 2002, overall capitated revenue was more than sufficient to meet these costs.

        (3) Service revenues, generated by ProCare One Nurses and Mental Health Outcomes, are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company's nurse staffing services, its outcomes measurement, database services, and its Phase IV clinical trial services.

       EARNINGS PER SHARE: Earnings per share has been computed in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that may occur if the Company's in the money stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

       ACCOUNTING FOR INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

       At November 30, 2002, the Company had deferred tax assets in excess of deferred tax liabilities of $304,100. Based upon the Company's estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.     EARNINGS PER SHARE

       Earnings per share has been computed in accordance with SFAS 128. Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if the Company's in the money stock options were exercised. Such potential dilutive common shares are calculated using the treasury stock method.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                 2002                                      2001
                                                ----------------------------------------   -------------------------------------
                                                Net Income      Shares        Per Share    Net Income     Shares     Per Share
                                                Numerator     Denominator       Amount     Numerator    Denominator    Amount
                                                -----------   -----------    -----------   ----------   -----------  -----------
         For the three months ended
                November 30,

            BASIC EPS.......................    $2,356,472     5,344,815     $      .44     $2,138,979    5,322,632   $   .40
                                                                             ----------                               -------
            EFFECT OF DILUTIVE SECURITIES
              OPTIONS.......................                     422,913                                    457,437
                                                               ---------                                 ----------
            DILUTED EPS.....................    $2,356,472     5,767,728     $      .41    $2,138,979     5,780,069   $   .37
                                                ==========     =========     ==========    ==========    ==========   =======

       During the quarters ended November 30, 2002 and 2001, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended November 30, 2002 excluded 96,700 shares subject to options, with exercise prices ranging from $14.51 to $23.75. The computation for the quarter ended November 30, 2001 excluded 4,000 shares subject to options, with an exercise price of $23.75.

4.     ACQUISITIONS

       EMPLOYEE ASSISTANCE PROGRAMS INTERNATIONAL, INC.

       The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.35 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. EAP International had total revenues of approximately $4.8 million (unaudited) for the ten months ended October 31, 2002. The purchase price of approximately $3.35 million exceeded the fair value of EAP International's tangible net assets by $3,475,103 of which $2,697,691 is recorded as goodwill and $727,411 as service contract valuation and $50,000 as non-compete contracts. Tangible assets acquired and liabilities assumed totaled $756,697 and $881,799, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operation for any period presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at November 30, 2002 and August 31, 2002:

                                        NOVEMBER 30,      AUGUST 31,
                                           2002             2002
                                       --------------   --------------
       Computer Hardware               $    2,785,711   $    2,847,200
       Computer Software                    1,510,514        1,471,185
       Furniture and Fixtures               2,251,317        2,225,413
       Office Equipment                     1,404,865        1,368,092
       Transportation (Vehicles)               65,539           65,539
       Leasehold Improvements                 596,275          579,683
                                       --------------   --------------
                                            8,614,221        8,557,112

       Less Accumulated Depreciation        6,955,978        6,784,233
                                       --------------   --------------
                                       $    1,658,243   $    1,772,879
                                       ==============   ==============

       Depreciation expense for the three months ended November 30, 2002 and 2001 totaled $291,395 and $301,700, respectively.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

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

       The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the three months ended November 30, 2002 was $467,445. During the quarter ended November 30, 2002, there was a $93,000 acceleration of the final portions of contract valuation amortization associated with a 1997 acquisition that has now been fully amortized. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in the 2003 fiscal year and for each of the four succeeding fiscal years.

       Nine months ending August 31, 2003                                  $   1,019,053
       For the year ending August 31, 2004                                     1,213,242
       For the year ending August 31, 2005                                       691,573
       For the year ending August 31, 2006                                       284,936
       For the years ending August 31, 2007                                      250,336
                                                                           -------------
                                                                           $   3,459,140
                                                                           =============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2002 that is subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill in the three months ended November 30, 2002. No impairment adjustments were deemed necessary.

                                      (A)            (B)             (C)          (D)          (E)
                                                     Horizon
                                    Horizon          Mental        Specialty     Mental       ProCare
                                   Behavioral        Health          Rehab       Health         One
                                    Services       Management      Management   Outcomes       Nurses     Consolidated
                                   -----------     -----------     -----------  ---------   -----------   ------------
 Balance as of August 31, 2002     $36,951,750     $16,841,171     $1,703,665          --   $ 9,744,891   $ 65,241,477

 Goodwill acquired/adjusted
  during the period                  2,697,691              --             --          --       (94,096)     2,603,595

 Balance as of November 30, 2002   $39,649,441     $16,841,171     $1,703,665          --   $ 9,650,795   $ 67,845,072

(A) Horizon Behavioral Services provides managed behavioral care and employee assistance programs. Goodwill acquired during the period relates to the purchase of EAP International.

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

(E) ProCare One Nurses provides specialized nurse staffing services to hospitals primarily in California and Michigan. Goodwill acquired during the period related to a purchase price accounting reclassification of $100,000 to "other intangibles", net of a purchase price adjustment of $5,904.

7.     LONG-TERM DEBT

       At November 30, 2002 and August 31, 2002, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $15.0 million and $10.0 million, respectively.

       On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"), with JPMorgan Chase Bank, as Agent, and Bank of America, NA which refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement is a five year facility which consists of a $30 million three year revolving/two year term credit facility (which has provisions to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, and finance future acquisitions by the Company, and for other general corporate purposes.

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At November 30, 2002, the weighted average interest rate on outstanding indebtedness under the credit facility was 4.25%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005.

8.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

       Nine months ending August 31, 2003                                  $   1,757,974
       For the year ending August 31, 2004                                     1,866,031
       For the year ending August 31, 2005                                     1,436,536
       For the year ending August 31, 2006                                       844,411
       For the years ending August 31, 2007 and thereafter                       438,580
                                                                           -------------
                                                                           $   6,343,532
                                                                           =============

       Rent expense for the three months ended November 30, 2002 and 2001 totaled $608,175 and $670,373, respectively.

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

       On November 18, 2002, the Company signed a definitive agreement to acquire privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights, headquartered in San Diego, California. The definitive agreement contemplates a stock purchase in which the Company will acquire all the capital stock of Integrated Insights. As a result of the transaction, Integrated Insights will become a wholly owned subsidiary of the Company. Integrated Insights provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At October 31, 2002, Integrated Insights had approximately 295 contracts covering approximately 378,000 lives. For the year ended December 31, 2001, Integrated Insights had revenues of approximately $4.59 million (unaudited). For the nine-month period ending September 30, 2002, Integrated Insights had revenues of approximately $3.62 million (unaudited). The closing of the transaction is subject to the satisfaction of various conditions, including approval by the California Department of Managed Health Care.

       The Company's liability and property risk management program involves a cost-effective balance of insured risks and self-insured retentions. The Company carries general liability, malpractice and professional liability, comprehensive property damage, workers' compensation, directors and officers and other insurance coverages that management considers reasonable and adequate for the protection of the Company's assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for which the Company's self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

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

       In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss possible False Claim Act violations alleged in a qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The Company met with the U.S. Department of Justice in December 2002 and furnished additional information regarding what appear to be the allegations. The qui tam suit remains under seal and the U.S. Government is still considering whether or not it will intervene in the suit. The Company has not been served with the suit. The allegations and the records

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. It is possible that eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.

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

9.     STOCK REPURCHASES

       On October 12, 2000 the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock and on February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of August 31, 2002, the Company had repurchased 1,103,563 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. During the quarter ended November 30, 2002, the Company repurchased 227,200 shares of its common stock pursuant to such authorization, which remains in effect. The stock repurchase plans, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. A total of 515,339 and 493,660 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of November 30, 2002 and August 31, 2002, respectively. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                             (A)             (B)             (C)            (D)             (E)            (F)
                          Horizon
                           Mental         Specialty        Horizon         Mental         ProCare
                           Health           Rehab        Behavioral        Health           One
                         Management       Management       Services       Outcomes         Nurses          Other
                        -------------   -------------   -------------   -------------   -------------   -------------
THREE MONTHS ENDED
NOVEMBER 30, 2002
Revenues                $  19,059,969   $   4,393,886   $  11,860,294   $     997,893   $   5,701,385   $      27,980

Intercompany revenues              --              --          23,204              --          37,548              --

Cost of services           12,992,238       3,164,478      10,863,226         626,308       5,141,911              --

EBITDA (G)                  5,360,824         969,492         417,363         292,470         547,616      (2,919,712)

Total assets            $  97,587,450   $  11,483,867   $  44,911,348   $   1,217,663   $  25,973,424   $  23,636,231


NOVEMBER 30, 2001
Revenues                $  20,017,310   $   3,651,398   $   9,170,379   $     913,903   $          --   $      37,349

Intercompany revenues              --              --          35,715              --              --              --

Cost of services           13,652,325       2,637,618       7,923,529         664,367              --              --

EBITDA (G)                  5,476,606         909,777         880,303          56,710              --      (3,041,191)

Total assets            $  82,653,817   $   9,122,283   $  42,525,162   $     958,050   $          --   $  26,978,617


                          Eliminations     Consolidated
                          -------------    -------------
THREE MONTHS ENDED
NOVEMBER 30, 2002
Revenues                  $          --    $  42,041,407

Intercompany revenues           (60,752)              --

Cost of services                (60,752)      32,727,409

EBITDA (G)                           --        4,668,053

Total assets              $(106,583,344)   $  98,226,639


NOVEMBER 30, 2001
Revenues                  $          --    $  33,790,339

Intercompany revenues           (35,715)              --

Cost of services                (35,715)      24,842,124

EBITDA (G)                           --        4,282,205

Total assets              $ (80,808,147)   $  81,429,782


(A) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(B) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

(C) Horizon Behavioral Services provides managed behavioral care and employee assistance programs.

(D) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services.

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

(G) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the period ended November 30 2002 and 2001, consolidated EBITDA is derived by adding depreciation and amortization of $758,839 and $749,203, respectively, to the Company's operating income for the same periods of $3,909,214 and $3,533,002, respectively. Consolidated cash flows from operating, investing, and financing activities for the period ended November 30, 2002 were $(799,575) $(3,347,760), and $2,422,814, respectively, and for the period ended November 30, 2001 were $2,791,787, $(3,015,498), and
         $25,103, respectively, and are represented on the Statement of Cash Flows elsewhere herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a diversified health care services provider. It offers employee assistance programs ("EAP") and managed behavioral health services to employers, HMO's, and insurance companies. Through its acquisition of ProCare One Nurses ("ProCare"), effective June 13, 2002, the Company provides specialized nurse staffing services to hospitals. The Company also is a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. In addition, the Company provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services.

         The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts, which totaled 1,149 at November 30, 2002. As of November 30, 2002, the Company had 878 contracts to provide EAP and managed mental health services covering approximately 3.2 million lives. The Company had 137 management contracts as of November 30, 2002, with contract locations in 34 states and the District of Columbia. Of its management contracts, 110 relate to mental health treatment programs and 27 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ as well as outcomes and Phase IV clinical research services known as "PsychScope". At November 30, 2002 the Company had contracts to provide outcome measurement services at 125 contract locations as well as 9 PsychScope outcomes and Phase IV clinical research project contracts. As of November 30, 2002, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 500 nurses to over 100 different general acute care hospitals.

         See Note 10 to the Consolidated Financial Statements, included elsewhere herein, for additional information concerning the business segments of the Company.

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

         Horizon Mental Health Management

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

       Revenues from partial hospitalization services were $1.0 million or 4.3% of total contract management revenues for the quarter ended November 30, 2002. Of the Company's 137 management contracts at November 30, 2002, 40 or 29.2% of the contracts include partial hospitalization services. Of the 40 contracts including partial hospitalization services, 31 program locations had partial hospitalization services in operation, 8 program locations were in operation but the partial hospitalization services were not in operation, and 1 program location was not yet in operation for any services.

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

         The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in the Spring of 2003, subjected to a comment period, and then implemented in 2004. The Healthcare Financial Management Association (HFMA) newsletter on November 22, 2002 stated that CMS had recently informed HFMA that the proposed rules for PPS will be written and perhaps published by April or May of 2003, with an implementation date that may take effect January 1, 2004. However, CMS also indicated that the new PPS rule is likely to generate significant public response, and recommendations for change could delay its implementation.

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

         Managed Behavioral Health Care Services and Employee Assistance
Programs

         Through its subsidiary Horizon Behavioral Services ("HBS"), the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party payors. Revenues are derived from employee assistance program services ("EAP"), administrative services only contracts, and at risk managed behavioral health services. Generally fees are paid on a monthly basis.

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

         Managed Behavioral Health Care and Employee Assistance Programs

         Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised primarily of salaries and benefits for its clinical, operations and supporting personnel and medical claims from clinical providers. Medical claims, the largest component, includes payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes.

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

                            SUMMARY STATISTICAL DATA

                                                    NOVEMBER 30,    AUGUST 31,     AUGUST 31,     AUGUST 31,
                                                        2002           2002           2001           2000
                                                    ------------   -----------     ----------     ----------
TOTAL CONTRACTS                                         1,149            994            947            506

EAP AND MANAGED BEHAVIORAL HEALTH CARE SERVICES

Covered Lives (000'S)                                   3,153          2,382          2,243          1,736
Contracts                                                 878            688            641            258

CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                           125            130            124            128
Contract locations signed and unopened                     12             12             14             10
                                                        -----         ------         ------         ------
Total contract locations                                  137            142            138            138
                                                        =====         ======         ======         ======

SERVICES COVERED BY CONTRACTS IN OPERATION:

Inpatient                                                 125            127            123            123
Partial Hospitalization                                    31             31             40             61
Outpatient                                                 19             21             17             20
Home health                                                 3              3              3              5
Consulting                                                  4              4              0              0

TYPES OF TREATMENT PROGRAMS IN OPERATION:

Geropsychiatric                                            99            106            109            137
Adult psychiatric                                          45             44             45             47
Substance abuse                                             2              2              1              3
Physical Rehabilitation                                    28             28             24             24
Other                                                       8              6              4              3

MENTAL HEALTH OUTCOMES

CQI +                                                     125            158            160            102
PsychScope                                                  9              6              8              8

NURSING SERVICES

As of November 30, 2002, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 500 nurses to over 100 different general acute care hospitals.

                              RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2002 and 2001, the percentage relationship to total revenues of certain costs, expenses and income.

                                                       THREE MONTHS
                                                     ENDED NOVEMBER 30,
                                               -----------------------------
                                                    2002             2001
                                               ------------     ------------
Revenues ...................................          100.0%           100.0%
Cost of Services ...........................           77.8             73.6
                                               ------------     ------------

Gross Profit ...............................           22.2             26.4

Selling, general and administrative ........           11.1             13.0
Provision for doubtful accounts ............             --              0.8
Depreciation and amortization ..............            1.8              2.2
                                               ------------     ------------
Income from operations .....................            9.3             10.4

Interest and other income (expense), net....           (0.2)            (0.1)
                                               ------------     ------------

Income before income taxes .................            9.1             10.3

Income tax provision .......................            3.5              4.0
                                               ------------     ------------

Net income .................................            5.6%             6.3%
                                               ============     ============

         THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001

         REVENUE. Total revenue increased $8.2 million, or 24.3%, to $42.0 million for the three months ended November 30, 2002, as compared to $33.8 million for the three months ended November 30, 2001.

       Revenue associated with contract management of mental health programs decreased $900,000, or 4.5%, to $19.1 million for the three months ended November 30, 2002 as compared to $20.0 million for the three months ended November 30, 2001. This decrease was primarily attributable to the decline in the number of average inpatient psychiatric locations in operation from 112.8 for the fiscal quarter ended November 30, 2001 to 107.1 for the quarter ended November 30, 2002, as well as a decrease in psychiatric partial hospitalization programs in operation from 38 for the quarter ended November 30, 2001 to 31 for the quarter ended November 30, 2002.

         Revenue associated with the contract management of physical rehabilitation services increased $700,000, or 18.9%, to $4.4 million for the three months ended November 30, 2002, as compared to $3.7 million for the three months ended November 30, 2001. This increase was primarily due to an increase in the average locations in operation from 20.6 for the three months ended November 30, 2001 to 21.8 for the three months ended November 30, 2002, as well as a 13.5% increase in average revenue per rehab location in operation.

         Revenue associated with the managed behavioral health care and employee assistance program services increased by $2.7 million, or 29.3%, to $11.9 million for the three months ended November 30, 2002, as compared to $9.2 million for the three months ended November 30, 2001. Of this increase, $2.3 million was attributable to the commencement of a significant managed care contract on April 1, 2002 and $469,000 is due to the acquisition of EAP International on November 1, 2002.

         Revenue associated with outcomes measurement and PsychScope services increased by $84,000, or 9.2%, to $998,000 for the three months ended November 30, 2002, as compared to $914,000 for the three months ended November 30, 2001. PsychScope revenue increased $295,000 due to work completed on two significant PsychScope Phase IV projects that commenced in the prior fiscal year. This increase was offset by a $169,000 a decrease in PsychScope revenue due to the decrease of three retrospective PsychScope projects in operation when compared to the same quarter in the prior fiscal year. Outcomes measurement revenue decreased $36,000 due to the decrease in contract management CQI+ locations in operation from 46 as of November 30, 2001 to 40 as of November 30, 2002.

         Revenue associated with the specialized nurse staffing services segment was $5.7 million for the three months ended November 30, 2002. The Company entered into this business segment with the acquisition of ProCare One Nurses effective June 13, 2002.

         COST OF SERVICES. Total costs of services provided increased $7.9 million, or 31.9%, to $32.7 million for the quarter ended November 30, 2002, compared to $24.8 million for the quarter ended November 30, 2001. As a percent of revenue, gross profits decreased to 22.1% for the quarter ended November 30, 2002 from 26.5% for the quarter ended November 30, 2001, primarily attributable to the mix of revenues, i.e. a higher percentage of total revenues attributable to the Company's lower margin HBS and ProCare subsidiaries.

         Costs of services provided associated with the mental health contract management business segment decreased by $700,000, or 5.1%, to $13.0 million for the quarter ended November 30, 2002, compared to $13.7 million for the quarter ended November 30, 2001. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation. As a percent of revenue, the mental health contract management business segment's gross profits decreased slightly to 31.9% for the quarter ended November 30, 2002 from 32.0% for the quarter ended November 30, 2001.

         Costs of services provided associated with contract management of physical rehabilitation services increased by $600,000, or 23.1%, to $3.2 million for the three months ended November 30, 2002, compared to $2.6 million for the three months ended November 30, 2001. Of this increase, $125,000 is related to anticipated renovation costs for one contract location recorded as an expense during the three months ended November 30, 2002. The remainder of this increase is primarily due to the increase in average locations in operation. As a percent of revenue, gross profits increased to 28.0% for the three months ended November 30, 2002 from 27.8% for the three months ended November 30, 2001.

         Cost of services provided associated with managed behavioral health care and employee assistance program services increased by $3.0 million, or 38.0%, to $10.9 million for the three months ended November 30, 2002, as compared to $7.9 million for the three months ended November 30, 2001. $2.2 million was attributable to the commencement of a significant managed care contract, which had a higher level of utilization and $362,000 from the additional EAP International business acquired effective November 1, 2002. An additional $220,000 was the result of an increase in other client medical claims experience due to a 27.9% increase in the average cost per inpatient day, partially offset by a 5.5% decrease in inpatient days. The resultant medical loss ratio was 48% as compared to 35% for the prior year. In addition, legal fees associated with obtaining a Knox Keene license in California increased $58,000 between the periods. As a percent of revenue, gross profits decreased to 8.6% for the quarter ended November 30, 2002 from 13.9% for the quarter ended November 30, 2001.

         Costs of services provided associated with outcomes measurement and PsychScope services decreased by $38,000, or 5.7%, to $626,000 for the quarter ended November 30, 2002, compared to $664,000 for the quarter ended November 30, 2001. As a percent of revenue, gross profits increased to 37.2% for the quarter ended November 30, 2002 from 27.3% for the quarter ended November 30, 2001.

         Cost of services provided associated with the specialized nurse staffing segment was $5.1 million for the three months ended November 30, 2002. As a percent of revenue, gross profits were 10.4% for the three months ended November 30, 2002.

         SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased $200,000,or 4.5%, to $4.6 million for the three months ended November 30, 2002, compared to $4.4 million for the three months ended November 30, 2001. Sales commissions were $154,000 higher from period to period primarily due to a lower commissions expense in 2001 resulting from a termination of a contract and its associated commissions. In addition, commissions recorded in the current quarter reflected the current period portion of a significant managed care contract. Recruitment placement fees increased $140,000 for the three months ended November 30, 2002, compared to the three months ended November 30, 2001, primarily due to the initiation of five managerial employee recruiting searches.

         PROVISION FOR DOUBTFUL ACCOUNTS. The net provision for doubtful accounts expense for the fiscal quarter ended November 30, 2002 was zero, a decrease of $275,000 as compared to the fiscal quarter ended November 30, 2001. This net zero amount is primarily the result of the reversal of reserves recorded in prior periods for old receivables, due to recently received information on expected collectibility.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended November 30, 2002 was $759,000 representing an increase of $10,000 or 1.3% as compared to depreciation and amortization expense of $749,000 for the corresponding period in the prior fiscal year. The variance is primarily attributable to an increase of $93,000 resulting from the acceleration of amortizing the final portion of contract valuation associated with a 1997 acquisition. In addition, due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the three months ended November 30, 2002 resulted in a net expense of $78,000, as compared to $49,000 for the corresponding period in the prior fiscal year. This change is primarily the result of an increase in interest expense of $35,000 related to an increase in the weighted average outstanding credit facility balance between periods. The weighted average outstanding credit facility balance for the three months ended November 30, 2002 was $10.6 million with an ending balance of $15.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $8.2 million with an ending balance of $6.9 million.

         INCOME TAX EXPENSE. For the three-month period ended November 30, 2002, the Company recorded federal and state income taxes of $1.5 million resulting in a combined tax rate of 38.5%. For the three-month period ended November 30, 2001, the Company recorded federal and state income taxes of $1.3 million resulting in a combined tax rate of 38.6%.

LIQUIDITY AND CAPITAL RESOURCES

       For the three months ended November 30, 2002 the Company had operating income of $3.9 million and EBITDA of $4.7 million as compared to $3.5 million and $4.3 million, respectively, for the prior year. However, net cash from operating activities after giving effect to the change in working capital (excluding the November 1, 2002 acquisition of EAP International) was a negative $800,000 as compared to a positive $2.8 million for the prior year first fiscal quarter. This difference was primarily the result of the impact of business payment patterns associated with the Thanksgiving Holiday. In 2001, Thanksgiving occurred in the third week of November (11/22/01) allowing for the normal Friday payment cycle for most hospitals to occur in the last week of the month. In 2002, Thanksgiving occurred in the fourth week of November (11/28/02) eliminating the final payment cycle, with a shift in payments to the first week in December. This resulted in an approximately $2.0 million greater accounts receivable balance at the November 30, 2002 fiscal quarter end (as reflected by the higher 38 days revenue outstanding) which was received by the Company in the first half of December. An additional significant factor contributing to the difference between years, which accounts for the balance of the change in working capital, was a lower general level of payables and accruals in the fiscal 2003 first quarter due to 13 less contract management locations in operation as well as the payment of certain obligations amounts associated with recent acquisitions.

       The Company believes that its future cash flow from operations (which was $10.4 million for the most recent twelve months ended November 30, 2002), along with cash of $2.3 million at November 30, 2002, and the $30 million revolving credit facility (of which $9.4 million was available at November 30, 2002), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $700,000. The Company may require additional capital to fund acquisitions.

       Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, as Agent, and Bank of America, NA to refinance the loans outstanding under the existing credit agreement and to provide expanded credit availability. The Credit Agreement is a five year $30.0 million facility consisting of a three-year revolving/two year term credit facility with provisions to allow for its expansion to a $50.0 million facility. As of November 30, 2002, the Company had borrowings of $15.0 million outstanding against the revolving credit facility.

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

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and
(v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of November 30, 2002, the Company was in compliance with all covenants of the agreement.

      As of October 4, 2002, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock subject to certain conditions. The amendment allows the Company to expend up to $7.5 million for the repurchasing of shares. As of November 30, 2002, the Company has repurchased 227,200 shares with a total purchase price of approximately $2.6 million.

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

         On November 18, 2002, the Company signed a definitive agreement to acquire privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights, headquartered in San Diego, California. The definitive agreement contemplates a stock purchase in which the Company will acquire all the capital stock of Integrated Insights. As a result of the transaction, Integrated Insights will become a wholly owned subsidiary of the Company. Integrated Insights provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At October 31, 2002, Integrated Insights had approximately 295 contracts covering approximately 378,000 lives. For the year ended December 31, 2001, Integrated Insights had revenues of approximately $4.59 million (unaudited). For the nine-month period ending September 30, 2002, Integrated Insights had revenues of approximately $3.62 million (unaudited). The closing transaction is subject to the satisfaction of various conditions, including approval by the California Department of Managed Health Care.

         Effective June 13, 2002, the Company acquired all of the membership interests of ProCare One Nurses for approximately $12.5 million. The acquisition was funded by incurring debt of $11.5 million under the revolving credit facility, and $1.0 million from existing cash.

     The Company acquired all of the outstanding capital stock of Employee Assistance Programs International on November 4, 2002 with an effective date of November 1, 2002 for approximately $3.4 million. The acquisition was funded by incurring debt of $1.5 million under the revolving credit facility and $1.9 million from existing cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

       See "Management's Discussion and Analysis" of "Critical Accounting Policies" presented in the Company's August 31, 2002 Form 10-K, incorporated herein by reference, for information concerning the accounting policies and estimates of the Company.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company's services; the Company's inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgements rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

         At November 30, 2002, the Company had approximately $15.0 million of debt obligations outstanding with a weighted average interest rate of 4.25%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2002, would change interest expense by approximately $64,000 annually. This would be funded out of cash flows from operations, which were $10.4 million for the twelve most recent months ended November 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

         In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss possible False Claim Act violations alleged in a qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The Company met with the U.S. Department of Justice in December 2002 and furnished additional information regarding what appear to be the allegations. The qui tam suit remains under seal and the U.S. Government is still considering whether or not it will intervene in the suit. The Company has not been served with the suit. The allegations and the records reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. It is possible that eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.

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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James W. McAtee, President and Chief Executive Officer, dated December 20, 2002 (filed herewith).

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President, Finance and Administration, dated December 20, 2002 (filed herewith).

       (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

                  Current report on Form 8-K filed with the Commission on November 27, 2002. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company's first quarter financial results on December 19, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: DECEMBER 20, 2002
                             HORIZON HEALTH CORPORATION


                             BY:           /s/ RONALD C. DRABIK
                                ------------------------------------------------
                                               RONALD C. DRABIK
                                SENIOR VICE PRESIDENT-FINANCE AND ADMINISTRATION
                                       AND TREASURER (PRINCIPAL FINANCIAL
                                             AND ACCOUNTING OFFICER)

                                  CERTIFICATION


         I, James W. McAtee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Horizon Health Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002                   /s/ JAMES W. MCATEE
                                           -------------------------------------
                                           James W. McAtee
                                           President and Chief Executive Officer

                                  CERTIFICATION


         I, Ronald C. Drabik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Horizon Health Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 20, 2002                               /s/ RONALD C. DRABIK
                                                       -------------------------
                                                       Ronald C. Drabik
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

11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

99.1              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, signed by James W. McAtee, President and Chief
                  Executive Officer, dated December 20, 2002 (filed herewith).

99.2              Certification pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002, signed by Ronald C. Drabik, Senior Vice
                  President, Finance and Administration, dated December 20, 2002
                  (filed herewith).