Form 10-Q
period 2003-02-28
HORIZON HEALTH CORP /DE/
filed 2003-03-31
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2003

                                       or

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of March 19, 2003, was 5,300,100.

                                      INDEX

                           HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS .........................................................      3

         HORIZON HEALTH CORPORATION

                  Consolidated Balance Sheets as of February 28, 2003 (unaudited)
                  and August 31, 2002 ..............................................................      3

                  Consolidated Statements of Operations for the three months ended
                  February 28, 2003 and 2002 (each unaudited) ......................................      5

                  Consolidated Statements of Operations for the six months ended
                  February 28, 2003 and 2002 (each unaudited) ......................................      6

                  Consolidated Statements of Cash Flows for the six months ended
                  February 28, 2003 and 2002 (each unaudited) ......................................      7

                  Notes to Consolidated Financial Statements (unaudited) ...........................      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .....     18

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ................................     29

ITEM 4.  CONTROLS AND PROCEDURES ...................................................................     29

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .........................................................................     30

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..........................................................     31

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                      FEBRUARY 28, 2003       AUGUST 31, 2002
                                                                     ------------------     ------------------
                                                                         (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                            $        1,525,220     $        4,035,560
Accounts receivable less allowance for doubtful
   accounts of $2,502,089 at February 28, 2003 and
   $2,463,690 at August 31, 2002                                             15,316,949             13,376,983
Prepaid expenses and supplies                                                   905,250                509,601
Other receivables                                                               221,449                210,907
Other assets                                                                    657,778                695,344
Income taxes receivable                                                         354,183                301,288
Deferred taxes                                                                2,483,059              2,521,521
                                                                     ------------------     ------------------
       TOTAL CURRENT ASSETS                                                  21,463,888             21,651,204
                                                                     ------------------     ------------------

Property and equipment, net (Note 5)                                          1,456,139              1,772,879

Goodwill, net of accumulated amortization of $7,263,000
   at February 28, 2003 and August 31, 2002 (Note 6)                         67,907,719             65,241,477
Contracts, net of accumulated amortization of $11,438,625
   at February 28, 2003, and $10,657,098 at August 31, 2002
   (Note 6)                                                                   3,091,488              3,145,605
Other intangibles, net of accumulated amortization of $89,038 at
   February 28, 2003 and $20,833 at August 31, 2002 (Note 6)                    360,962                279,167
Other non-current assets                                                        394,301                495,043
                                                                     ------------------     ------------------
       TOTAL ASSETS                                                  $       94,674,497     $       92,585,375
                                                                     ==================     ==================


          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                           FEBRUARY 28, 2003       AUGUST 31, 2002
                                                                                           ------------------    ------------------
                                                                                              (UNAUDITED)
CURRENT LIABILITIES:
    Accounts payable                                                                       $        1,862,412    $        1,476,635
    Employee compensation and benefits                                                              6,197,312             6,768,203
    Medical claims payable                                                                          2,985,995             3,298,773
    Accrued expenses                                                                                7,858,472             7,208,906
                                                                                           ------------------    ------------------
         TOTAL CURRENT LIABILITIES                                                                 18,904,191            18,752,517

    Other noncurrent liabilities                                                                    1,438,880             1,115,628
    Long-term debt (Note 7)                                                                         9,000,000            10,000,000
    Deferred income taxes                                                                           2,413,571             1,983,743
                                                                                           ------------------    ------------------
         TOTAL LIABILITIES                                                                         31,756,642            31,851,888
                                                                                           ------------------    ------------------

Commitments and contingencies (Note 8)                                                                     --                    --

STOCKHOLDERS' EQUITY:
    Preferred stock, $.10 par value, 500,000 shares
      authorized; none issued or outstanding                                                               --                    --
    Common stock, $.01 par value, 40,000,000 shares
      authorized; 7,267,750 shares issued and 5,299,900 shares
      outstanding at February 28, 2003 and 7,267,750 shares
      issued and 5,468,547 shares outstanding at August 31, 2002                                       72,678                72,678
    Additional paid-in capital                                                                     17,821,298            17,868,291
    Retained earnings                                                                              59,090,350            54,288,155
    Treasury stock, at cost, 1,967,850 shares at February 28,
    2003 and 1,799,203 shares at August 31, 2002 (Note 9)                                         (14,066,471)          (11,495,637)
                                                                                           ------------------    ------------------
                                                                                                   62,917,855            60,733,487
                                                                                           ------------------    ------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $       94,674,497    $       92,585,375
                                                                                           ==================    ==================




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                THREE MONTHS ENDED FEBRUARY 28,
                                               --------------------------------
                                                    2003               2002
                                               --------------    --------------
Revenue                                        $   41,490,144    $   33,941,704
Cost of services                                   32,979,731        25,578,287
                                               --------------    --------------
Gross profit                                        8,510,413         8,363,417

Selling, general and administrative                 3,932,293         3,761,656
Provision for doubtful accounts                      (104,900)          271,533
Depreciation and amortization                         644,830           734,629
                                               --------------    --------------
Operating income                                    4,038,190         3,595,599
                                               --------------    --------------
Other income (expense):
     Interest expense                                 (92,581)          (48,437)
     Interest income and other                         43,901            48,503
     Gain (loss) on disposal of fixed assets              250            (2,304)
                                               --------------    --------------
Income before income taxes                          3,989,760         3,593,361
Income tax provision                                1,544,037         1,394,222
                                               --------------    --------------
Net income                                     $    2,445,723    $    2,199,139
                                               ==============    ==============
Earnings per common share:
     Basic                                     $          .46    $          .41
                                               ==============    ==============
     Diluted                                   $          .43    $          .38
                                               ==============    ==============
Weighted average shares outstanding:
     Basic                                          5,266,889         5,344,036
     Diluted                                        5,701,306         5,846,235
                                               ==============    ==============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 SIX MONTHS ENDED FEBRUARY 28,
                                               --------------------------------
                                                    2003              2002
                                               --------------    --------------
Revenue                                        $   83,531,551    $   67,732,043
Cost of services                                   65,707,140        50,420,411
                                               --------------    --------------
Gross profit                                       17,824,411        17,311,632

Selling, general and administrative                 8,578,238         8,152,353
Provision for doubtful accounts                      (104,900)          546,845
Depreciation and amortization                       1,403,669         1,483,832
                                               --------------    --------------
Operating income                                    7,947,404         7,128,602
                                               --------------    --------------
Other income (expense):
     Interest expense                                (201,178)         (121,388)
     Interest income and other                         74,948            72,286
     Gain (loss) on disposal of fixed assets              250            (2,304)
                                               --------------    --------------
Income before income taxes                          7,821,424         7,077,196
Income tax provision                                3,019,229         2,739,078
                                               --------------    --------------
Net income                                     $    4,802,195    $    4,338,118
                                               ==============    ==============
Earnings per common share:
     Basic                                     $          .91    $          .81
                                               ==============    ==============
     Diluted                                   $          .84    $          .75
                                               ==============    ==============
Weighted average shares outstanding:
     Basic                                          5,305,852         5,333,334
     Diluted                                        5,734,270         5,813,152
                                               ==============    ==============



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED FEBRUARY 28,
                                                                            --------------------------------
                                                                                 2003              2002
                                                                            --------------    --------------
Operating Activities:
   Net income                                                               $    4,802,195    $    4,338,118
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization (Note 5)                                    1,403,669         1,483,832
       Deferred income taxes                                                       429,828           514,121
       Loss (gain) on disposal of fixed assets                                        (250)            2,304
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                         (1,391,616)       (1,065,559)
      (Increase in income taxes receivable                                         (52,895)          (13,391)
      (Increase) in other receivables                                              (25,233)         (279,459)
      (Increase) in prepaid expenses and supplies                                 (366,301)         (400,582)
      Decrease (increase) in other assets                                          142,730          (357,382)
      (Decrease) increase in accounts payable, employee compensation and
        benefits, medical claims payable, and accrued expenses                    (782,889)        1,130,155
      Increase in income taxes payable                                              63,082                --
      Increase (decrease) in other non-current liabilities                         323,252          (371,822)
                                                                            --------------    --------------
   Net cash provided by operating activities                                     4,545,572         4,980,335
                                                                            --------------    --------------
Investing activities:
   Purchase of property and fixed assets                                          (177,007)         (375,406)
   Proceeds from sale of fixed assets                                                  250             2,150
   Payment and adjustment for purchase of EAP International,
      net of cash acquired                                                      (3,261,331)               --
   Payment for OHCA purchase price adjustment                                           --           (38,047)
   Payment for purchase of management contract business                                 --        (2,900,000)
                                                                            --------------    --------------
        Net cash used in investing activities                                   (3,438,088)       (3,311,303)
                                                                            --------------    --------------
Financing Activities:
   Payments on long term debt                                                  (26,700,000)      (43,000,000)
   Proceeds from long term borrowings                                           25,700,000        40,600,000
   Tax benefit associated with stock options exercised                             337,039            88,249
   Purchase of treasury stock                                                   (2,808,544)               --
   Cash provided from issuance of treasury stock                                   307,584           231,879
   Surrenders of treasury stock                                                   (453,903)               --
                                                                            --------------    --------------
   Net cash used in financing activities                                        (3,617,824)       (2,079,872)
                                                                            --------------    --------------
Net decrease in cash and cash equivalents                                       (2,510,340)         (410,840)

Cash and cash equivalents at beginning of period                                 4,035,560         1,980,635
                                                                            --------------    --------------
Cash and cash equivalents at end of period                                  $    1,525,220    $    1,569,795
                                                                            ==============    ==============

Supplemental disclosure of cash flow information
   Net cash paid (received) during the period for:
      Interest                                                              $      227,927    $      146,962
                                                                            ==============    ==============
      Income taxes                                                          $    2,203,714    $    2,304,677
                                                                            ==============    ==============

   Non-cash investing activities (a):
      Fair value of assets acquired                                         $    4,294,445    $    2,938,047
      Cash paid                                                                 (3,369,261)       (2,938,047)
                                                                            --------------    --------------
      Liabilities assumed                                                   $      925,184    $           --
                                                                            ==============    ==============


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

       BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

       The accompanying consolidated balance sheet at February 28, 2003, the consolidated statements of operations for the three and six months ended February 28, 2003 and 2002, and the consolidated statements of cash flows for the six months ended February 28, 2003 and 2002 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2002. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 28, 2003, and the results of operations for the three and six months ended February 28, 2003 and 2002.

       Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

       In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required beginning with its fiscal third quarter.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has a relationship with one variable interest entity as discussed in Footnote 8, "Commitments and Contingencies". Under the new guidelines the Company may be required to consolidate the variable interest entity, but has not reached a final conclusion.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

       ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the reserve are amounts past due, in dispute, or a client which the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense. For recoveries associated with previously written off accounts receivable balances, upon actual receipt of monies, legal fees expended in the pursuit of the outstanding amounts are considered "recovered" prior to the reversal of any previously written off bad debt.

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

       ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At February 28, 2003 and August 31, 2002, respectively, other identifiable intangible assets, net, consist of contracts ($3,091,488 and $3,145,605), non-competes ($258,623 and $186,111) and trade name ($102,339 and $93,056). As described in Note 6, the Company elected to adopt the Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets" ("SFAS 142") on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Accounting for these types of assets requires significant estimates and judgement, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. For each acquisition, a valuation was completed to determine a reasonable purchase price allocation. Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill. The purchase price allocation process requires estimates and judgements as to expectations for the various businesses and business strategies. For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgements used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or an acceleration in amortization expense may result.

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

       COMMON STOCK REPURCHASE PROGRAMS: As further described in Note 9, on October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. During the quarter ended February 28, 2003, the Company repurchased 10,700 shares of its common stock pursuant to such authorization, which remains in effect. As of February 28, 2003, a total of 237,900 shares have been repurchased.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

                  Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, and also include fee for service payments. For certain capitated managed care contracts the Company is 'at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members. At February 28, 2003, overall capitated revenue was more than sufficient to meet these costs.

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

       ACCOUNTING FOR INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       At February 28, 2003, the Company had deferred tax assets in excess of deferred tax liabilities of $69,488. Based upon the Company's estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance.

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

       RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     EARNINGS PER SHARE

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                 2003                                      2002
                                                ---------------------------------------   ---------------------------------------
                                                 Net Income     Shares       Per Share    Net Income      Shares       Per Share
                                                 Numerator    Denominator     Amount       Numerator    Denominator      Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------
For the three months ended February 28,

 BASIC EPS ..................................   $ 2,445,723     5,266,889   $       .46   $ 2,199,139     5,344,036   $       .41
                                                                            -----------                               -----------
 EFFECT OF DILUTIVE SECURITIES OPTIONS ......                     434,417                                   502,199
                                                              -----------                               -----------
 DILUTED EPS ................................   $ 2,445,723     5,701,306   $       .43   $ 2,199,139     5,846,235   $       .38
                                                ===========   ===========   ===========   ===========   ===========   ===========

For the six months ended February 28,

 BASIC EPS ..................................   $ 4,802,195     5,305,852   $       .91   $ 4,338,118     5,333,334   $       .81
                                                                            -----------                               -----------
 EFFECT OF DILUTIVE SECURITIES OPTIONS ......                     428,418                                   479,818
                                                              -----------                               -----------
 DILUTED EPS ................................   $ 4,802,195     5,734,270   $       .84   $ 4,338,118     5,813,152   $       .75
                                                ===========   ===========   ===========   ===========   ===========   ===========

       During fiscal years 2003 and 2002, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 28, 2003 excluded 6,500 shares subject to options, with exercise prices ranging from $16.35 to $23.75. The computation for the quarter ended February 28, 2002 excluded 4,000 shares subject to options, with an exercise price of $23.75. The computation for the six months ended February 28, 2003 excluded an average of 51,600 shares subject to options, with exercise prices ranging from $14.51 to $23.75. The computation for the six months ended February 28, 2002 excluded an average of 4,335 shares subject to options, with exercise prices ranging from $13.50 to $23.75.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.     ACQUISITIONS

       EMPLOYEE ASSISTANCE PROGRAMS INTERNATIONAL, INC.

       The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.37 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. EAP International had total revenues of approximately $4.8 million (unaudited) for the ten months ended October 31, 2002. The purchase price of approximately $3.37 million exceeded the fair value of EAP International's tangible net assets by $3,537,750 of which $2,760,338 is recorded as goodwill and $727,411 as service contract valuation and $50,000 as non-compete contracts. Tangible assets acquired and liabilities assumed totaled $756,697 and $925,185, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operation for any period presented.

5.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at February 28, 2003 and August 31, 2002:

                                       FEBRUARY 28,     AUGUST 31,
                                           2003           2002
                                       ------------   ------------

       Computer Hardware               $  2,831,410   $  2,847,200
       Computer Software                  1,510,514      1,471,185
       Furniture and Fixtures             2,253,738      2,225,413
       Office Equipment                   1,412,986      1,368,092
       Transportation (Vehicles)             65,539         65,539
       Leasehold Improvements               596,275        579,683
                                       ------------   ------------
                                          8,670,462      8,557,112

       Less Accumulated Depreciation      7,214,323      6,784,233
                                       ------------   ------------
                                       $  1,456,139   $  1,772,879
                                       ============   ============

       Depreciation expense for the three months ended February 28, 2003 and 2002 totaled $262,540 and $302,819, respectively and for the six months ended February 28, 2003 and 2002, depreciation expense totaled $553,936 and $604,519, respectively.

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

       The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the six months ended February 28, 2003 was $849,733. During the quarter ended November 30, 2002, there was a $93,000

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       acceleration of the final portions of contract valuation amortization associated with a 1997 acquisition that has now been fully amortized. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in the 2003 fiscal year and for each of the four succeeding fiscal years.

         Six months ending August 31, 2003          $    636,765
         For the year ending August 31, 2004           1,213,242
         For the year ending August 31, 2005             691,573
         For the year ending August 31, 2006             284,936
         For the years ending August 31, 2007            250,336
                                                    ------------
                                                    $  3,076,852
                                                    ============

       The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2002 that is subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill in the six months ended February 28, 2003. No impairment adjustments were deemed necessary.

                                         (A)            (B)              (C)            (D)             (E)
                                                      Horizon
                                       Horizon         Mental         Specialty        Mental          ProCare
                                      Behavioral       Health           Rehab          Health            One
                                       Services      Management       Management      Outcomes         Nurses        Consolidated
                                    -------------   -------------   -------------   -------------   -------------   -------------
Balance as of August 31, 2002       $  36,951,750   $  16,841,171   $   1,703,665              --   $   9,744,891   $  65,241,477

Goodwill acquired/adjusted during       2,760,338              --              --              --         (94,096)      2,666,242
   the period

Balance as of February 28, 2003     $  39,712,088   $  16,841,171   $   1,703,665              --   $   9,650,795   $  67,907,719

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

7.     LONG-TERM DEBT

       At February 28, 2003 and August 31, 2002, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $9.0 million and $10.0 million, respectively.

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

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At February 28, 2003, the weighted average interest rate on outstanding indebtedness under the credit facility was 3.78%. The Eurodollar Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.     COMMITMENTS AND CONTINGENCIES

       The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

     Six months ending August 31, 2003                         $  1,175,127
     For the year ending August 31, 2004                          1,889,743
     For the year ending August 31, 2005                          1,449,220
     For the year ending August 31, 2006                            847,821
     For the years ending August 31, 2007 and thereafter            435,387
                                                               ------------
                                                               $  5,797,298
                                                               ============

       Rent expense for the six months ended February 28, 2003 and 2002 totaled $1,273,000 and $1,323,304, respectively.

       Effective September 1996, the Company entered into a lease arrangement with an unconsolidated variable purpose entity (previously also known as a "special purpose entity"). The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building designed by the Company for use as its National Support Center. In connection with the transaction, a financial institution loaned to the variable purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. In addition, the Company is obligated, if it does not purchase the building (as described below), and the building is sold to an independent party for less than the then outstanding debt balance, to pay such shortfall up to $2.8 million in addition to the $900,000 guarantee. In effect, the Company's obligation is up to 84% of the then outstanding debt principal. The loan is due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently May 2007, if either the building is not sold to a third party or the Company does not further extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

       On November 18, 2002, the Company signed a definitive agreement to acquire privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights, headquartered in San Diego, California. The definitive agreement contemplates a stock purchase in which the Company will acquire all the capital stock of Integrated Insights. As a result of the transaction, Integrated Insights will become a wholly owned subsidiary of the Company. Integrated Insights provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At December 31, 2002, Integrated Insights had approximately 303 contracts covering approximately 358,000 lives. For the year ended December 31, 2002, Integrated Insights had revenues of approximately $4.81 million (audited). The closing transaction is subject to the satisfaction of various conditions, including approval by the California Department of Managed Health Care.

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

       During the quarter, in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002, the court denied the Company's motion to dismiss and the Company recently filed an answer in the proceeding. There were no other significant developments in connection with this lawsuit during the quarter.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During the quarter, there were no significant developments in connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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

9.     STOCK REPURCHASES

       On October 12, 2000 the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock and on February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of August 31, 2002, the Company had repurchased 1,103,563 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 28, 2003, the Company had repurchased 237,900 shares, in total and 10,700 shares during the quarter of its common stock pursuant to such authorization, which remains in effect. The stock repurchase plans, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. A total of 591,770 and 493,660 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of February 28, 2003 and August 31, 2002, respectively. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    SEGMENT INFORMATION

       The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                       (A)         (B)           (C)         (D)           (E)          (F)
                     Horizon
                     Mental     Specialty      Horizon      Mental        ProCare
                     Health       Rehab       Behavioral    Health          One
                    Management  Management     Services    Outcomes       Nurses        Other       Eliminations    Consolidated
                   -----------  -----------  -----------  -----------   -----------  ------------   ------------    ------------
THREE MONTHS ENDED
FEBRUARY 28, 2003
Revenues           $18,473,534  $ 4,368,838  $12,001,943  $   799,785   $ 5,736,140  $    109,904   $          --   $41,490,144
Intercompany
  revenues                  --           --       68,544           --        55,486            --        (124,030)           --
Cost of services    12,599,968    3,096,252   11,429,330      649,114     5,329,097            --        (124,030)   32,979,731
EBITDA (G)           5,977,425      773,931       38,332       90,358       426,770    (2,623,796)             --     4,683,020
Total assets       $95,074,929  $11,802,929  $44,726,844  $ 1,076,897   $26,311,062  $ 25,013,107   $(109,331,271)  $94,674,497


FEBRUARY 28, 2002
Revenues           $20,354,831  $ 3,756,136  $ 9,033,349  $   766,116   $        --  $     31,272   $          --   $33,941,704
Intercompany
  revenues                  --           --       97,035           --            --            --         (97,035)           --
Cost of services    14,149,127    2,776,842    7,941,829      807,524            --            --         (97,035)   25,578,287
EBITDA (G)           6,091,452      826,116      705,294     (194,016)           --    (3,098,617)             --     4,330,229
Total assets       $81,926,795  $ 9,566,380  $42,069,771  $   775,784   $        --  $ 26,139,007   $ (79,742,035)  $80,735,702


                       (A)          (B)          (C)         (D)            (E)          (F)
                     Horizon
                     Mental      Specialty     Horizon      Mental        ProCare
                     Health        Rehab      Behavioral    Health          One
                    Management   Management    Services    Outcomes       Nurses        Other       Eliminations    Consolidated
                   -----------  -----------  -----------  -----------   -----------  ------------   ------------    ------------
SIX MONTHS ENDED
FEBRUARY 28, 2003
Revenues           $37,533,503  $ 8,762,722  $23,862,237  $ 1,797,678   $11,437,524  $    137,887   $          --   $83,531,551
Intercompany
  revenues                  --           --       91,748           --        93,035            --        (184,783)           --
Cost of services    25,592,207    6,260,729   22,292,555    1,275,422    10,471,010            --        (184,783)   65,707,140
EBITDA (G)          11,338,249    1,743,423      455,696      382,824       974,386    (5,543,505)             --     9,351,073
Total assets       $95,074,929  $11,802,929  $44,726,844  $ 1,076,897   $26,311,062  $ 25,013,107   $(109,331,271)  $94,674,497

FEBRUARY 28, 2002
Revenues           $40,372,138  $ 7,407,532  $18,203,728  $ 1,680,020   $        --  $     68,625   $          --   $67,732,043
Intercompany
  revenues                  --           --      132,750           --            --            --        (132,750)           --
Cost of services    27,801,451    5,414,460   15,865,357    1,471,893            --            --        (132,750)   50,420,411
EBITDA (G)          11,568,056    1,735,891    1,585,597     (137,305)           --    (6,139,805)             --     8,612,434
Total assets       $81,926,795  $ 9,566,380  $42,069,771  $   775,784   $        --  $ 26,139,007   $ (79,742,035)  $80,735,702

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

(G) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended February 28, 2003 and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $644,830 and $734,629, respectively, to the Company's operating income for the same periods of $4,038,190 and $3,595,600, respectively. For the six months ended February 28, 2003 and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $1,403,669 and $1,483,832, respectively, to the Company's operating income for the same periods of $7,947,404 and $7,128,602, respectively. Consolidated cash flows from operating, investing, and financing activities for the periods ended February 28, 2003 were $4,545,572, $(3,438,088), and $(3,617,824) respectively, and for the period ended February 28, 2002 were $4,980,335, $(3,311,303), and $(2,079,872), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

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

         The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts, which totaled 1,131 at February 28, 2003. As of February 28, 2003, the Company had 875 contracts to provide EAP and managed mental health services covering over 2.9 million lives. The Company had 139 management contracts as of February 28, 2003, with contract locations in 34 states. Of its management contracts, 109 relate to mental health treatment programs and 30 relate to physical rehabilitation programs. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ as well as outcomes and Phase IV clinical research services known as "PsychScope". At February 28, 2003 the Company had contracts to provide outcome measurement services at 111 contract locations as well as 6 PsychScope outcomes and Phase IV clinical research project contracts. As of February 28, 2003, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 460 nurses to over 100 different general acute care hospitals located throughout California and Michigan.

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

         Horizon Mental Health Management

         The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient prospective payment system utilizes a fixed reimbursement amount per patient day. The current base reimbursement rate, which was effective January 1, 2003, is a wage-adjusted rate of $240 per day. This change in reimbursement methodology lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.

       Revenues from partial hospitalization services were $900,000 or 3.9% of total contract management revenues for the quarter ended February 28, 2003. Of the Company's 139 management contracts at February 28, 2003, 37 or 26.6% of the contracts include partial hospitalization services. Of the 37 contracts including partial hospitalization services, 29 program locations had partial hospitalization services in operation, 7 program locations were in operation but the partial hospitalization services were not in operation, and 1 program location was not yet in operation for any services.

        In April 2000, CMS adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 the Centers for Medicare and Medicaid Services or "CMS" (formerly Health Care Financing Administration or "HCFA") issued final amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the revised regulations, while still subject to clarification as to specific applicability, may have an effect on 5 of its management contracts. In addition, CMS delayed from October 1, 2002 to July 1, 2003, the implementation date of the new regulations for facilities and organizations treated as provider based prior to October 1, 2000. The Company believes that the final amendments will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals. In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients. This announcement was confirmed in by the August 1, 2002 Federal Register.

        The Balanced Budget Refinement Act of 1999 mandates that a prospective payment system for inpatient psychiatric services be developed. The system shall include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system.

        The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in the Spring of 2003, subject to a comment period, and then implemented in 2004. The Healthcare Financial Management Association (HFMA) newsletter on November 22, 2002 stated that CMS had recently informed HFMA that the proposed rules for PPS will be written and perhaps published by April or May of 2003, with an implementation date that may take effect January 1, 2004. However, CMS also indicated that the new PPS rule is likely to generate significant public response, and recommendations for change could delay its implementation.

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

        Recent amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a two-year period, which began January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 12 to 24 months. All physical rehabilitation units in the Country will be under a 100% prospective payment system by September 1, 2003. The phase in of a prospective payment system with reimbursement based on a functional patient classification may raise or lower Medicare per patient and/or overall reimbursement levels to hospitals for physical rehabilitation services, subject to the subsequent relative changes in per patient costs and patient volumes. Where lower, this could adversely affect the ability of the Company to maintain and/or obtain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts. The Company believes its hospital based service delivery system is a cost efficient model in general terms as compared to alternative structures in the marketplace. While the Company is generally not experiencing adverse consequences as a result of this change in reimbursement, at this time, the Company cannot meaningfully predict the ultimate impact prospective payment will have on the programs it currently manages or on its opportunities for obtaining new programs.

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

         Specialized Nurse Staffing Services

         The Company's acquisition of ProCare, in June 2002, expanded the Company's operations in healthcare services by entering into the specialized nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized nurse staffing service to hospitals. The fees received by the Company for its services related to specialized nurse staffing services are paid directly by its client hospitals. Generally, nurse-staffing fees are determined by the number of hours worked. Fees are billed and paid on a weekly basis. These hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on a predetermined rate for each specialty and shift as specified in a fee schedule with the client hospital. The Company typically provides more than 460 nurses to more than 100 client hospitals monthly. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

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

         Managed Behavioral Health Care and Employee Assistance Programs

         Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised primarily of salaries and benefits for its clinical, operations and supporting personnel and medical claims from clinical providers. Medical claims, the largest component, include payments to independent health care professionals providing services under the capitated mental health services contracts and employee assistance programs offered by the Company. Other costs and expenses include items such as credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes.

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

                            SUMMARY STATISTICAL DATA

                                                 FEBRUARY 28,    NOVEMBER 30,    AUGUST 31,      AUGUST 31,    AUGUST 31,
                                                     2003            2002           2002            2001          2000
                                                 ------------    ------------    ----------      ----------    ----------
TOTAL CONTRACTS                                         1,131           1,149           994             947           506

EAP AND MANAGED BEHAVIORAL
    HEALTH CARE SERVICES
Covered Lives (000'S)                                   2,971           3,150         2,381           2,243         1,736
Contracts                                                 875             878           688             641           258

CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:
Contract locations in operation                           125             125            130            124           128
Contract locations signed and unopened                     14              12             12             14            10
                                                 ------------    ------------    -----------     ----------    ----------
Total contract locations                                  139             137            142            138           138
                                                 ============    ============    ===========     ==========    ==========
SERVICES COVERED BY CONTRACTS IN OPERATION:
Inpatient                                                 125             125            127            123           123
Partial Hospitalization                                    29              31             31             40            61
Outpatient                                                 18              19             21             17            20
Home health                                                 3               3              3              3             5
Consulting                                                  4               4              4              0             0

TYPES OF TREATMENT PROGRAMS IN OPERATION:
Geropsychiatric                                            95              99            106            109           137
Adult psychiatric                                          45              45             44             45            47
Substance abuse                                             2               2              2              1             3
Physical Rehabilitation                                    29              28             28             24            24
Other                                                       8               8              6              4             3

MENTAL HEALTH OUTCOMES
CQI+                                                      111             125            158            160           102
PsychScope                                                  6               9              6              8             8

NURSING SERVICES

As of February 28, 2003, the Company's nurse staffing subsidiary provided, on a monthly average, in excess of 460 nurses to over 100 different general acute care hospitals.

                              RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 28, 2003 and 2002, the percentage relationship to total revenues of certain costs, expenses and income.

                                                             THREE MONTHS                 SIX MONTHS
                                                         ENDED FEBRUARY 28,            ENDED FEBRUARY 28,
                                                       -----------------------      -----------------------
                                                         2003           2002          2003           2002
                                                       --------       --------      --------       --------
Revenues .........................................        100.0%         100.0%        100.0%         100.0%
Cost of Services .................................         79.5           75.4          78.7           74.4
                                                       --------       --------      --------       --------

Gross Profit .....................................         20.5           24.6          21.3           25.6

Selling, general and administrative ..............          9.5           11.0          10.2           12.0
Provision for doubtful accounts ..................          (.3)            .8           (.1)            .8
Depreciation and amortization ....................          1.6            2.2           1.7            2.2
                                                       --------       --------      --------       --------

Income from operations ...........................          9.7           10.6           9.5           10.5

Interest and other income (expense), net .........          (.1)            --           (.1)           (.1)
                                                       --------       --------      --------       --------

Income before income taxes .......................          9.6           10.6           9.4           10.4

Income tax provision .............................          3.7            4.1           3.6            4.0
                                                       --------       --------      --------       --------

Net income .......................................          5.9%           6.5           5.8%           6.4%
                                                       ========       ========      ========       ========

         THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002

         REVENUE. Total revenue increased $7.5 million, or 22.1%, to $41.5 million for the three months ended February 28, 2003, as compared to $34.0 million for the three months ended February 28, 2002.

         Revenue associated with contract management of mental health programs decreased $1.9 million, or 9.3%, to $18.5 million for the three months ended February 28, 2003 as compared to $20.4 million for the three months ended February 28, 2002. This decrease was primarily attributable to the decline in the number of average inpatient psychiatric locations in operation from 116.7 for the fiscal quarter ended February 28, 2002 to 103.9 for the quarter ended February 28, 2003, as well as a decrease in psychiatric partial hospitalization programs in operation from 34 for the quarter ended February 28, 2002 to 29 for the quarter ended February 28, 2003.

         Revenue associated with contract management of physical rehabilitation services increased $600,000, or 15.8%, to $4.4 million for the three months ended February 28, 2003, as compared to $3.8 million for the three months ended February 28, 2002. This increase was primarily due to an increase in the average rehabilitation locations in operation from 21.1 for the three months ended February 28, 2002 to 21.8 for the three months ended February 28, 2003 as well as a 12.6% increase in average revenue per rehabilitation location in operation, which is primarily attributable to an increase of 2,488 inpatient days between the periods.

         Revenue associated with the managed behavioral health care and employee assistance program services increased by $3.0 million, or 33.0%, to $12.1 million for the three months ended February 28, 2003, as compared to $9.1 million for the three months ended February 28, 2003. Of this increase, $2.3 million was attributable to the commencement of a significant managed care contract on April 1, 2002 and $1.4 million was due to the acquisition of EAP International effective November 1, 2002. These increases were offset by a decrease of $839,000 which was attributable to the termination of a significant managed care contract on December 31, 2002.

         Revenue associated with outcomes measurement and PsychScope services increased by $34,000, or 4.4%, to $800,000 for the three months ended February 28, 2003, as compared to $766,000 for the three months ended February 28, 2002. PsychScope revenue increased $113,000 primarily due to work done on four significant PsychScope Phase IV clinical trial projects that commenced prior to the current fiscal year. Outcomes revenue decreased $80,000 due to the average number of CQI+ contracts in operation decreasing from 147.9 for the three months ended February 28, 2002 to 113.5 for the three months ended February 28, 2003.

         Revenue associated with the specialized nurse staffing services segment was $5.8 million for the three months ended February 28, 2003. The Company entered into this business segment with the acquisition of ProCare One Nurses effective June 13, 2002.

         COST OF SERVICES. Total costs of services provided increased $7.4 million, or 28.9%, to $33.0 million for the quarter ended February 28, 2003, compared to $25.6 million for the quarter ended February 28, 2002. This increase is primarily attributable to the mix of revenues, i.e. a higher percentage of total revenues attributable to the Company's HBS subsidiary, for which costs of services includes medical claims and ProCare subsidiary, for which cost of services includes nurse wages. As a result, as a percent of revenue, gross profits decreased to 20.5% for the quarter ended February 28, 2003 from 24.6% for the quarter ended February 28, 2002

         Cost of services provided associated with contract management of mental health programs decreased by $1.5 million, or 10.6%, to $12.6 million for the quarter ended February 28, 2003, compared to $14.1 million for the quarter ended February 28, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation. As a percent of revenue, gross profits increased slightly to 31.8% for the quarter ended February 28, 2003 from 30.5% for the quarter ended February 28, 2002, reflecting a growth in revenue per average location as well as same store sales.

         Cost of services provided associated with contract management of physical rehabilitation services increased by $300,000, or 10.7%, to $3.1 million for the three months ended February 28, 2003, as compared to $2.8 million for the three months ended February 28, 2002. $189,000 of the increase is due the commencement of one significant client contract that has three separate operating locations. In addition, $134,000 of the increase is due to the commencement of a skilled nursing unit at an existing contract location in April 2002. As a percent of revenue, gross profits increased to 29.1% for the three months ended February 28, 2003 from 26.1% for the three months ended February 28, 2002, also reflecting larger more profitable contract locations.

         Cost of services provided associated with managed behavioral health care and employee assistance program services increased by $3.5 million, or 44.3%, to $11.4 million for the three months ended February 28, 2003, as compared to $7.9 million for the three months ended February 28, 2002. A net $2.1 million was attributable to an increase in medical claim expense associated with managed behavioral health care, with $2.2 million attributable to the commencement, on April 1, 2002, of a significant managed care contract which was partially offset by a decrease of $530,000 related to the termination of a significant managed care contract effective December 31, 2002. The remaining $450,000 increase in the medical claim expense was the result of an increase in existing client claims, other than the contracts mentioned above, due to a 14.8% increase in the average cost per day and a 17.4% increase in inpatient days. An additional $1.1 million increase was attributable to the acquisition of EAP International effective November 1, 2002. As a percent of revenue, gross profits decreased to 5.3% for the three months ended February 28, 2003 from 13.0% for the six months ended February 28, 2002.

         Cost of services provided associated with outcomes measurement and PsychScope services decreased by $159,000, or 19.7%, to $649,000 for the three months ended February 28, 2003, compared to $808,000 for the three months ended February 28, 2002. $81,000 of this decrease is due to a reduction in force of
6.0 full time equivalents related to cost control initiatives. The remaining decrease is primarily due to being past the higher start up cost segments of the Phase IV clinical research services. As a percent of revenue, gross profits increased to 18.8% for the three months ended February 28, 2003 from negative 5.4% for the three months ended February 28, 2002.

         Cost of services provided associated with the specialized nurse-staffing segment was $5.3 million for the three months ended February 28, 2003. As a percent of revenue, gross profits were 8.0% for the three months ended February 28, 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased $100,000, or 2.6%, to $3.9 million for the three months ended February 28, 2003, compared to $3.8 million for the three months ended February 28, 2002. There were no significant fluctuations in expense categories.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense was a net recovery of $105,000 for the fiscal quarter ended February 28, 2003, as compared to expense of $272,000 for the fiscal quarter ended February 28, 2002, a decrease of $377,000. This decrease is primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables, net of legal costs including the complete recovery of $720,224 of which $600,727 was recorded as a bad debt recovery for a hospital that declared bankruptcy in 1998. These recoveries were partially offset by reserves recorded for contract locations in which collectibility is uncertain.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended February 28, 2003 was $645,000 representing a decrease of $90,000 or 12.2% as compared to depreciation and amortization expense of $735,000 for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the three months ended February 28, 2003 resulted in a net expense of $48,000, as compared to $2,000 for the corresponding period in the prior fiscal year. This change is primarily the result of an increase in interest expense of $44,000 related to an increase in the weighted average outstanding credit facility balance between periods. The weighted average outstanding credit facility balance for the three months ended February 28, 2003 was $9.9 million with an ending balance of $9.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $4.6 million with an ending balance of $4.5 million.

         INCOME TAX EXPENSE. For the three-month period ended February 28, 2003, the Company recorded federal and state income taxes of $1.5 million resulting in a combined tax rate of 38.7%. For the three-month period ended February 28, 2002, the Company recorded federal and state income taxes of $1.4 million resulting in a combined tax rate of 38.8%.

         SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2002

         REVENUE. Total revenue increased $15.8 million, or 23.3%, to $83.5 million for the six months ended February 28, 2003, as compared to $67.7 million for the six months ended February 28, 2002.

         Revenue associated with contract management of mental health programs decreased $2.9 million, or 7.2%, to $37.5 million for the six months ended February 28, 2003 as compared to $40.4 million for the six months ended February 28, 2002. This decrease was primarily attributable to the decline in the number of average inpatient psychiatric locations in operation from 114.7 for the six months ended February 28, 2002 to 105.5 for the six months ended February 28, 2003, as well as a decrease in psychiatric partial hospitalization programs in operation from 34 for the six months ended February 28, 2002 to 29 for the six months ended February 28, 2003.

         Revenue associated with contract management of physical rehabilitation services increased $1.4 million, or 18.9%, to $8.8 million for the six months ended February 28, 2003, as compared to $7.4 million for the six months ended February 28, 2002. This increase was primarily due to an increase in the average locations in operation from 20.9 for the six months ended February 28, 2002 to
21.8 for the six months ended February 28, 2003 as well as a 13.1% increase in average revenue per rehab location in operation which is primarily attributable to an increase of 6,131 inpatient days between the periods.

         Revenue associated with the managed behavioral health care and employee assistance program services increased by $5.7 million, or 31.1%, to $24.0 million for the six months ended February 28, 2003, as compared to $18.3 million for the six months ended February 28, 2003. Of this increase, $4.5 million was attributable to the commencement of a significant managed care contract on April 1, 2002 and $1.8 million was due to the acquisition of EAP International on effective November 1, 2002. These increases were offset by a decrease of $874,000 which was attributable to the termination of a significant managed care contract on December 31, 2002.

         Revenue associated with outcomes measurement and PsychScope services increased by $100,000, or 5.9%, to $1.8 million for the six months ended February 28, 2003, as compared to $1.7 million for the six months ended February 28, 2002. PsychScope revenue increased $239,000 primarily due to work completed on four significant PsychScope Phase IV clinical trial projects that commenced prior to the current fiscal year. Outcomes revenue decreased $121,000 due to the average number of CQI+ contracts in operations decreasing from 135.2 for the six months ended February 28, 2002 to 119.7 for the six months ended February 28, 2003.

         Revenue associated with the specialized nurse staffing services segment was $11.5 million for the six months ended February 28, 2003. The Company entered into this business segment with the acquisition of ProCare One Nurses effective June 13, 2002.

         COST OF SERVICES. Total costs of services provided increased $15.3 million, or 30.4%, to $65.7 million for the six months ended February 28, 2003, compared to $50.4 million for the six months ended February 28, 2002. This increase is primarily attributable to the mix of revenues, i.e. a higher percentage of total revenues attributable to the Company's HBS subsidiary, for which costs of services includes medical claims and ProCare subsidiary, for which cost of services includes nurse wages. As a result, as a percent of revenue, gross profits decreased to 21.3% for the six months ended February 28, 2003 from 25.6% for the six months ended February 28, 2002.

         Cost of services provided associated with contract management of mental health programs decreased by $2.2 million, or 7.9%, to $25.6 million for the six months ended February 28, 2003, compared to $27.8 million for the six months ended February 28, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation. As a percent of revenue, gross profits increased slightly to 31.8% for the six months ended February 28, 2003 from 31.1% for the six months ended February 28, 2002, reflecting a growth in revenue per average location as well as same store sales.

         Cost of services provided associated with contract management of physical rehabilitation services increased by $900,000, or 16.7%, to $6.3 million for the six months ended February 28, 2003, as compared to $5.4 million for the six months ended February 28, 2002. $405,000 of the increase is due to the commencement of one significant client contract that has three separate operating locations. $280,000 of the increase is due to the commencement of a skilled nursing unit at an existing contract location in April 2002. In addition, $125,000 of this increase is related to an anticipated expense contribution related to renovation costs for one contract location. As a percent of revenue, gross profits increased to 28.5% for the six months ended February 28, 2003 from 26.9% for the six months ended February 28, 2002.

         Cost of services provided associated with managed behavioral health care and employee assistance program services increased by $6.4 million, or 40.3%, to $22.3 million for the six months ended February 28, 2003, as compared to $15.9 million for the six months ended February 28, 2002. $4.6 million was attributable to an increase in medical claim expense associated with managed behavioral health care. Of this amount, $4.3 million was attributable to the commencement, on April 1, 2002, of a significant managed care contract which was partially offset by a decrease of $695,000 related to the termination of significant managed care contract effective December 31, 2002. The remaining $1.0 million increase in the medical claim expense was the result of an increase in existing client claims, other than the contracts mentioned above, due to a 27.9% increase in the average cost per day and a 9.9% increase in inpatient days. An additional $1.4 million was the result of the acquisition of EAP International effective November 1, 2002. As a percent of revenue, gross profits decreased to 6.9% for the six months ended February 28, 2003 from 13.5% for the six months ended February 28, 2002.

         Cost of services provided associated with outcomes measurement and PsychScope services decreased by $200,000, or 13.3%, to $1.3 million for the six months ended February 28, 2003, compared to $1.5 million for the six months ended February 28, 2002. $87,000 of this decrease is due to a decrease of 5.3 full time equivalents related to cost control initiatives. The remaining decrease is primarily due to the higher start up cost segments of the Phase IV clinical research services. As a percent of revenue, gross profits increased to 29.1% for the six months ended February 28, 2003 from 12.4% for the six months ended February 28, 2002.

         Cost of services provided associated with the specialized nurse-staffing segment was $10.5 million for the six months ended February 28, 2003. As a percent of revenue, gross profits were 9.2% for the six months ended February 28, 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased $400,000, or 4.9%, to $8.6 million for the six months ended February 28, 2003, compared to $8.2 million for the six months ended February 28, 2002. Sales commissions were $219,000 higher from period to period primarily attributable to an increase in commissions paid in the current period. Recruitment placement fees increased $124,000 during the six months ended February 28, 2003, primarily attributable to the initiation of 5 managerial employee searches.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense was a net recovery of $105,000 for the six months ended February 28, 2003, as compared to expense of $547,000 for the six months ended February 28, 2002, a decrease of $655,000. This decrease is primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables, net of legal costs including the complete recovery of $720,224 of which $600,727 was recorded as a bad debt recovery for a hospital that declared bankruptcy in 1998. These recoveries were partially offset by reserves recorded for contract locations in which collectibility is uncertain including two locations that filed for bankruptcy.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended February 28, 2003 was $1.4 million representing a decrease of $100,000 or 6.7% as compared to depreciation and amortization expense of $1.5 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the six months ended February 28, 2003 resulted in a net expense of $126,000, as compared to $51,000 for the corresponding period in the prior fiscal year. This change is primarily the result of an increase in interest expense of $80,000 related to an increase in the weighted average outstanding credit facility balance between periods. The weighted average outstanding credit facility balance for the six months ended February 28, 2003 was $10.3 million with an ending balance of $9.0 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $5.2 million with an ending balance of $4.5 million.

       INCOME TAX EXPENSE. For the six-month period ended February 28, 2003, the Company recorded federal and state income taxes of $3.0 million resulting in a combined tax rate of 38.6%. For the six-month period ended February 28, 2002, the Company recorded federal and state income taxes of $2.7 million resulting in a combined tax rate of 38.7%.

NEWLY ISSUED ACCOUNTING STANDARDS

       In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required beginning with its fiscal third quarter.

       In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has a relationship with one variable interest entity as discussed below in "Liquidity and Capital Resources". Under the new guidelines the Company may be required to consolidate the variable interest entity, but has not reached a final conclusion.


LIQUIDITY AND CAPITAL RESOURCES

       The Company believes that its future cash flow from operations (which was $13.5 million for the most recent twelve months ended February 28, 2003 and $4.5 million for the six months ended February 28, 2003), along with cash of $1.5 million at February 28, 2003, and the $30 million revolving credit facility (of which $15.4 million was available at February 28, 2003), will be sufficient to cover operating cash requirements over the next 12 months, including estimated capital expenditures of $485,000. The Company may require additional capital to fund acquisitions.

       Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, as Agent, and Bank of America, NA to refinance the loans outstanding under the existing credit agreement and to provide expanded credit availability. The Credit Agreement is a five year $30.0 million facility consisting of a three-year revolving/two year term credit facility with provisions to allow for its expansion to a $50.0 million facility. As of February 28, 2003, the Company had borrowings of $9.0 million outstanding against the revolving credit facility (and $5.6 million in letter of credit commitments outstanding).

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

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of

$25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of February 28, 2003, the Company was in compliance with the covenants of the agreement.

         As of October 4, 2002, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendment allows the Company to expend up to $7.5 million for the repurchasing of shares. As of February 28, 2003, the Company had repurchased 237,900 shares with a total purchase price of approximately $2.8 million.

         Effective September 1996, the Company entered into a lease arrangement with an unconsolidated, unaffiliated variable purpose entity (previously also known as "special purpose entity"). The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building constructed to the Company's specifications for use as its National Support Center. In connection with the transaction, a financial institution loaned to the variable purpose entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. In addition, the Company is obligated, if it does not purchase the building (as described below), and the building is sold to an independent party for less than the then outstanding debt balance, to pay such shortfall up to $2.8 million in addition to the $900,000 guarantee. In effect, the Company's obligation is up to 84% of the then outstanding debt principal. The loan is payable on an interest only basis with all principal due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently May 2007, if either the building is not sold to a third party or the Company does not extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price.

         On November 18, 2002, the Company signed a definitive agreement to acquire privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights, headquartered in San Diego, California. The definitive agreement contemplates a stock purchase in which the Company will acquire all the capital stock of Integrated Insights. As a result of the transaction, Integrated Insights will become a wholly owned subsidiary of the Company. Integrated Insights provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At December 31, 2002, Integrated Insights had approximately 303 contracts covering approximately 358,000 lives. For the year ended December 31, 2002, Integrated Insights had revenues of approximately $4.81 million (audited). The closing transaction is subject to the satisfaction of various conditions, including approval by the California Department of Managed Health Care.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         See "Management's Discussion and Analysis" of "Critical Accounting Policies" presented in the Company's August 31, 2002 Form 10-K, incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

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

         At February 28, 2003, the Company had approximately $9.0 million of debt obligations outstanding with a weighted average interest rate of 3.78%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2003, would change interest expense by approximately $34,002 annually. This would be funded out of cash flows from operations, which were $13.6 million for the twelve most recent months ended February 28, 2003.


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the quarter, in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of
Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002, the court denied the Company's motion to dismiss and the Company recently filed an answer in the proceeding. There were no other significant developments in connection with this lawsuit during the quarter.

During the quarter, there were no significant developments in connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James W. McAtee, President and Chief Executive Officer, dated March 28, 2003 (filed herewith).

99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President, Finance and Administration, dated March 28, 2003(filed herewith).

    (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

         Current report on Form 8-K filed with the Commission on February 28, 2003. The items reported were Item 5, Other Events, announcing a publicly available conference call regarding the Company's second quarter financial results on March 28, 2003 and an officer's sale of stock pursuant to SEC Rule 10b5-1[c].

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: MARCH 28, 2003

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


Date:  March 28, 2003                    /s/ JAMES W. MCATEE
                                         -------------------------------------
                                         James W. McAtee
                                         President and Chief Executive Officer

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


Date:  March 28, 2003                         /s/ RONALD C. DRABIK
                                              -----------------------
                                              Ronald C. Drabik
                                              Chief Financial Officer

INDEX TO EXHIBITS


EXHIBIT
NUMBER   EXHIBIT
-------  -------
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

11.1     Statement Regarding Computation of Per Share Earnings (filed herewith).

99.1     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, signed by James W. McAtee, President and Chief Executive Officer, dated March 28, 2003 (filed herewith).

99.2     Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002, signed by Ronald C. Drabik, Senior Vice President, Finance and
         Administration, dated March 28, 2003 (filed herewith).