Form 10-Q
period 2003-05-31
HORIZON HEALTH CORP /DE/
filed 2003-06-30
CIK 935007

                                                                            HORC
                                                                         3RD QTR
                                                                          FY2003


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended May 31, 2003

                                       or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                         Commission file number 1-13626

                           HORIZON HEALTH CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    75-2293354
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

                                 Yes [ ] No [X]

The number of shares outstanding of the registrant's Common Stock, $0.01 par value, as of June 23, 2003, was 4,964,449.

                                      INDEX

                           HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS......................................................      3

        HORIZON HEALTH CORPORATION

               Consolidated Balance Sheets as of May 31, 2003 (unaudited)
               and August 31, 2002 .............................................................      3

               Consolidated Statements of Operations for the three months ended
               May 31, 2003 and 2002 (each unaudited) ..........................................      5

               Consolidated Statements of Operations for the nine months ended
               May 31, 2003 and 2002 (each unaudited) ..........................................      6

               Consolidated Statements of Cash Flows for the nine months ended
               May 31, 2003 and 2002 (each unaudited) ..........................................      7

               Notes to Consolidated Financial Statements (unaudited)...........................      8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS....................................................     20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................     33

ITEM 4.  CONTROLS AND PROCEDURES................................................................     34

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS......................................................................     34

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................     35

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                               MAY 31, 2003    AUGUST 31, 2002
                                                               ------------    ---------------
                                                                (UNAUDITED)
CURRENT ASSETS:

Cash and cash equivalents                                       $ 2,236,162      $ 4,035,560
Accounts receivable less allowance for doubtful
   accounts of  $2,118,532 at May 31, 2003 and
   $2,463,690 at August 31, 2002                                 15,304,582       13,376,983
Prepaid expenses and supplies                                       919,353          509,601
Other receivables                                                   157,483          210,907
Other assets                                                        813,402          695,344
Income taxes receivable                                             139,743          301,288
Deferred taxes                                                    2,395,998        2,521,521
                                                                -----------      -----------
       TOTAL CURRENT ASSETS                                      21,966,723       21,651,204
                                                                -----------      -----------

Property and equipment, net                                       1,293,997        1,772,879

Goodwill, net of accumulated amortization of
 $7,263,000 at May 31, 2003 and August 31, 2002                  67,763,181       65,241,477
Contracts, net of accumulated amortization of
 $4,675,495 at May 31, 2003, and $10,657,098
 at August 31, 2002
                                                                  2,701,079        3,145,605
Other intangibles, net of accumulated amortization of
 $131,627 at May 31, 2003, and $20,833 at August 31, 2002           514,528          279,167
Other non-current assets                                            351,532          495,043
                                                                -----------      -----------
       TOTAL ASSETS                                             $94,591,040      $92,585,375
                                                                ===========      ===========



          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                MAY 31, 2003     AUGUST 31, 2002
                                                                ------------     ---------------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:

 Accounts payable                                               $  1,902,988       $  1,476,635
 Employee compensation and benefits                                6,184,122          6,768,203
 Medical claims payable                                            2,788,353          3,298,773
 Accrued expenses                                                  6,917,784          7,208,906
                                                                ------------       ------------
    TOTAL CURRENT LIABILITIES                                     17,793,247         18,752,517

 Other noncurrent liabilities                                      1,384,039          1,115,628
 Long-term debt                                                   10,500,000         10,000,000
 Deferred income taxes                                             2,629,372          1,983,743
                                                                ------------       ------------
    TOTAL LIABILITIES                                             32,306,658         31,851,888
                                                                ------------       ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
 Preferred stock, $.10 par value, 500,000 shares
  authorized; none issued or outstanding                                  --                 --
 Common stock, $.01 par value, 40,000,000 shares
  authorized; 7,267,750 shares issued and 5,140,819
  shares outstanding at May 31, 2003 and 7,267,750
  shares issued and 5,468,547 shares outstanding at
  August 31, 2002                                                     72,678             72,678
 Additional paid-in capital                                       17,915,206         17,868,291
 Retained earnings                                                61,493,602         54,288,155
 Treasury stock, at cost, 2,126,931 shares at May
  31, 2003 and 1,799,203 shares at August 31, 2002               (17,197,104)       (11,495,637)
                                                                ------------       ------------
                                                                  62,284,382         60,733,487
                                                                ------------       ------------
    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                                        $ 94,591,040       $ 92,585,375
                                                                ============       ============




          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED MAY 31,
                                                        -------------------------------
                                                            2003                2002
                                                        ------------       ------------
Revenue                                                 $ 40,530,645       $ 35,221,325
Cost of services                                          32,312,916         27,701,477
                                                        ------------       ------------

Gross profit                                               8,217,729          7,519,848

Selling, general and administrative                        4,167,600          3,487,952
Recovery of doubtful accounts                               (515,784)          (302,976)
Depreciation and amortization                                581,199            638,700
                                                        ------------       ------------
Operating income                                           3,984,714          3,696,172
                                                        ------------       ------------

Other income (expense):
   Interest expense                                          (79,660)            (9,790)
   Interest income and other                                   9,325             26,274
   Gain (loss) on disposal of fixed assets                    12,500             (2,755)
                                                        ------------       ------------

Income before income taxes                                 3,926,879          3,709,901
Income tax provision                                       1,523,627          1,439,433
                                                        ------------       ------------
Net income                                              $  2,403,252       $  2,270,468
                                                        ============       ============
Earnings per common share:
   Basic                                                $        .46       $        .42
                                                        ============       ============
   Diluted                                              $        .43       $        .38
                                                        ============       ============
Weighted average shares outstanding:
   Basic                                                   5,217,134          5,421,148
                                                        ============       ============
   Diluted                                                 5,615,817          5,954,010
                                                        ============       ============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                             NINE MONTHS ENDED MAY 31,
                                                        ---------------------------------
                                                             2003                2002
                                                        -------------       -------------
Revenue                                                 $ 124,062,196       $ 102,953,368
Cost of services                                           98,020,056          78,121,888
                                                        -------------       -------------
Gross profit                                               26,042,140          24,831,480

Selling, general and administrative                        12,745,838          11,640,305
(Recovery of)provision for doubtful accounts                 (620,684)            243,869
Depreciation and amortization                               1,984,868           2,122,532
                                                        -------------       -------------
Operating income                                           11,932,118          10,824,774
                                                        -------------       -------------
Other income (expense):
  Interest expense                                           (280,838)           (131,178)
  Interest income and other                                    84,273              98,560
  Gain (loss) on disposal of fixed assets                      12,750              (5,059)
                                                        -------------       -------------

Income before income taxes                                 11,748,303          10,787,097
Income tax provision                                        4,542,856           4,178,511
                                                        -------------       -------------
Net income                                              $   7,205,447       $   6,608,586
                                                        =============       =============
Earnings per common share:
  Basic                                                 $        1.37       $        1.23
                                                        =============       =============
  Diluted                                               $        1.27       $        1.13
                                                        =============       =============
Weighted average shares outstanding:
  Basic                                                     5,276,279           5,362,605
                                                        =============       =============
  Diluted                                                   5,694,786           5,860,126
                                                        =============       =============





          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          NINE MONTHS ENDED MAY 31,
                                                                       -------------------------------
                                                                           2003               2002
                                                                       ------------       ------------
Operating Activities:
   Net income                                                          $  7,205,447       $  6,608,586
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       1,984,868          2,122,532
      Deferred income taxes                                                 645,629            854,637
      (Gain) loss on disposal of fixed assets                               (12,750)             5,059
   Changes in assets and liabilities:
      (Increase) in accounts receivable                                  (1,379,249)          (513,774)
      Decrease (increase) in income taxes receivable                        161,545           (126,127)
      Decrease (increase) in other receivables                               38,733           (317,162)
      (Increase) in prepaid expenses and supplies                          (380,404)          (145,241)
      Decrease (increase) in other assets                                   105,220           (989,759)
      (Decrease) increase in accounts payable, employee
        compensation and benefits, medical claims
        payable, and accrued expenses                                    (1,773,602)           202,201
      Increase (decrease) in other non-current liabilities                  268,411           (574,322)
                                                                       ------------       ------------
   Net cash provided by operating activities                              6,863,848          7,126,630
                                                                       ------------       ------------
Investing activities:
   Purchase of property and equipment                                      (261,577)          (494,728)
   Proceeds from sale of property and equipment                              12,750              2,150
   Payment and adjustment for purchase of EAP International,
    net of cash acquired                                                 (3,259,870)                --
   Payment for OHCA purchase price adjustment                                    --            (38,047)
   Payment for purchase of management contract business                          --         (2,900,000)
                                                                       ------------       ------------
      Net cash used in investing activities                              (3,508,697)        (3,430,625)
                                                                       ------------       ------------
Financing Activities:
   Payments on long term debt                                           (43,100,000)       (52,500,000)
   Proceeds from long term borrowings                                    43,600,000         48,500,000
   Tax benefit associated with stock options exercised                      512,766            134,351
   Purchase of treasury stock                                            (6,190,177)                --
   Cash provided from issuance of treasury stock                            574,098                 --
   (Surrenders) issuance of treasury stock                                 (551,236)           494,089
                                                                       ------------       ------------
   Net cash used in financing activities                                 (5,154,549)        (3,371,560)
                                                                       ------------       ------------

Net (decrease) increase  in cash and cash equivalents                    (1,799,397)           324,445

Cash and cash equivalents at beginning of period                          4,035,560          1,980,635
                                                                       ------------       ------------
Cash and cash equivalents at end of period                             $  2,236,162       $  2,305,080
                                                                       ============       ============
Supplemental disclosure of cash flow information
   Net cash paid (received) during the period for:
      Interest                                                         $    317,805       $    156,449
                                                                       ============       ============
      Income taxes                                                     $  3,094,517       $  3,618,765
                                                                       ============       ============
   Non-cash investing activities (a):
      Fair value of assets acquired                                    $  4,207,059       $  2,938,047
      Cash paid                                                          (3,369,261)        (2,938,047)
                                                                       ------------       ------------
      Liabilities assumed                                              $    837,798       $         --
                                                                       ============       ============


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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   ORGANIZATION

     Horizon Health Corporation ("the Company") is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company also offers employee assistance programs ("EAP") and behavioral health services under contracts to businesses and managed care organizations. Through its acquisition of ProCare One Nurses ("ProCare") effective June 13, 2002, the Company also provides specialized temporary nurse staffing services to hospitals. In addition, the Company provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services. The Company currently has offices in the Dallas, Texas; Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; Los Angeles, California; and Detroit, Michigan metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

     BASIS OF PRESENTATION AND NEW ACCOUNTING STANDARDS:

     The accompanying consolidated balance sheet at May 31, 2003, the consolidated statements of operations for the three and nine months ended May 31, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended May 31, 2003 and 2002 are unaudited. These financial statements should be read in conjunction with the Company's audited financial statements for the year ended August 31, 2002. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 2003, and the results of operations for the three and nine months ended May 31, 2003 and 2002.

     Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects of SFAS 123 on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required beginning with this, its fiscal 2003 third quarter. See "Footnote 6. Stock Options" to the consolidated financial statements included elsewhere within this document.

     In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company accounts for another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has a relationship with one variable interest entity as discussed in Footnote 9, "Commitments and Contingencies". Under the new guidelines, excluding any modifications to the relationship with the variable interest entity, the Company is required to consolidate the variable interest entity effective the fiscal 2003 fourth quarter.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS No. 146"). SFAS No.146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect this statement to materially impact its consolidated financial statements.

2.   SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

     The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The actual results experienced by the Company may differ materially from management's estimates.

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

     ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     recorded as goodwill. At May 31, 2003 and August 31, 2002, respectively, other identifiable intangible assets, net, consists of customer contracts ($2,701,079 and $3,145,605), non-compete agreements ($423,560 and $186,111)
     and trade names ($90,968 and $93,056). As described in Note 7, the Company elected to adopt SFAS No. 141, Business Combinations ("SFAS 141") and SFAS 142, Goodwill and Other Intangible Assets" ("SFAS 142") on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

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

     In addition, SFAS 142, Goodwill and Other Intangible Assets ("SFAS 142"), adopted in 2001, discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company's consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company's financial condition and results of operations. Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles primarily includes the fair value of trade names and non-compete agreements, which are being amortized over their expected useful lives. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

     COMMON STOCK REPURCHASE PROGRAMS: As further described in Note 10, on October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. During the quarter ended May 31, 2003, the Company repurchased 199,788 shares of its common stock pursuant to such authorization, which remains in effect. As of May 31, 2003, a total of 437,688 shares have been repurchased of the 800,000 shares authorized to be repurchased.

     MEDICAL CLAIMS: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly.

     RESERVES FOR EMPLOYEE HEALTH BENEFITS: The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company's liability for health insurance is subject to certain individual and aggregate limits. Each month end the Company records an

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     SELF-INSURANCE RESERVES: Pursuant to various deductibles and retentions, the Company is self-insured for certain losses, up to certain individual and aggregate stop losses, relating to worker's compensation, general liability, malpractice and professional liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately record estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

     REVENUE RECOGNITION: Service revenue is generated by the Company's five business segments and recognized in the following three categories:

     (1) Contract management revenue, generated by Horizon Mental Health Management and Specialty Rehabilitation Management, is reported in the period the services are provided at the estimated net realizable amounts from contracted hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, as final settlement is determined.

          The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Contract management revenue is based on various criteria such as a fixed fee and/or variable components and may include per diem calculations based on patients per day, the number of admissions or discharges, direct expenses, or any combination of the preceding, depending on the specific contract. Generally, contract fees are paid on a monthly basis.

          Some management contracts include a clause, which states that the Company will indemnify the hospital for third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials.

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

          Revenues are derived from EAP services, administrative services only contracts and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, but also includes fee for service payments. For

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          certain capitated managed care contracts the Company is 'at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties. At May 31, 2003, overall capitated revenue was sufficient to meet these costs.

     (3) Service revenues, generated by ProCare and Mental Health Outcomes, are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company's temporary nurse staffing services, its outcomes measurement, database services, and its Phase IV clinical trial services.

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

     Based upon the Company's estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance. At May 31, 2003, the Company had deferred tax liabilities in excess of deferred tax assets of $233,374.

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     3.   EARNINGS PER SHARE

           The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations.

                                                                2003                                      2002
                                              ---------------------------------------    ---------------------------------------
                                              Net Income        Shares      Per Share    Net Income       Shares       Per Share
                                               Numerator      Denominator    Amount       Numerator     Denominator     Amount
                                              ----------      -----------   ---------    ----------     -----------    ---------
For the three months ended May 31,
  BASIC EPS ............................      $2,403,252       5,217,134      $ .46      $2,270,468       5,421,148      $ .42
                                                                              -----                                      -----
EFFECT OF DILUTIVE SECURITIES
   OPTIONS .............................                         398,683                                    532,862
                                                              ----------                                 ----------
  DILUTED EPS ..........................      $2,403,252       5,615,817      $ .43      $2,270,468       5,954,010      $ .38
                                              ==========      ==========      =====      ==========      ==========      =====
For the nine months ended May 31,
  BASIC EPS ............................      $7,205,447       5,276,279      $1.37      $6,608,586       5,362,605      $1.23
                                              ==========       =========      =====      ==========       =========      =====
  EFFECT OF DILUTIVE SECURITIES
    OPTIONS ............................                         418,507                                    497,521
                                                              ----------                                 ----------
   DILUTED EPS .........................      $7,205,447       5,694,786      $1.27      $6,608,586       5,860,126      $1.13
                                              ----------      ----------      -----      ----------      ----------      -----

     During fiscal years 2003 and 2002, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended May 31, 2003 excluded 55,413 shares subject to options, with exercise prices ranging from $16.05 to $23.75. The computation for the quarter ended May 31, 2002 excluded 4,000 shares subject to options, with an exercise price of $23.75. The computation for the nine months ended May 31, 2003 excluded an average of 52,871 shares subject to options, with exercise prices ranging from $14.51 to $23.75. The computation for the nine months ended May 31, 2002 excluded an average of 4,223 shares subject to options, with exercise prices ranging from $13.50 to $23.75.

4.   ACQUISITIONS

     EMPLOYEE ASSISTANCE PROGRAMS INTERNATIONAL, INC.

     The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.37 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. EAP International had total revenues of approximately $4.8 million (unaudited) for the ten months ended October 31, 2002. The purchase price of approximately $3.37 million exceeded the fair value of EAP International's tangible net assets by $3,548,004 of which $2,672,951 is recorded as goodwill and $628,898 as service contract valuation and $246,155 as non-compete contracts. Tangible assets acquired and liabilities assumed totaled $756,697 and $935,440, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operation for any period presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at May 31, 2003 and August 31, 2002:

                                           MAY 31,        AUGUST 31,
                                            2003            2002
                                         ----------      ----------
Computer Hardware                        $2,858,666      $2,847,200
Computer Software                         1,525,059       1,471,185
Furniture and Fixtures                    2,259,018       2,225,413
Office Equipment                          1,416,679       1,368,092
Transportation (Vehicles)                    40,447          65,539
Leasehold Improvements                      564,139         579,683
                                         ----------      ----------
                                          8,664,008       8,557,112

Less Accumulated Depreciation             7,370,011       6,784,233
                                         ----------      ----------
                                         $1,293,997      $1,772,879
                                         ==========      ==========

     Depreciation expense for the three months ended May 31, 2003 and 2002 totaled $246,714 and $302,902, respectively, and for the nine months ended May 31, 2003 and 2002, depreciation expense totaled $800,650 and $907,422, respectively. Fully depreciated assets, which are no longer in service, are routinely retired from the Company's balance sheet.

6.   STOCK OPTIONS

     The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the "Plans". In accordance with the Plans, as amended, 2,981,843 shares of common stock have been reserved for grant to key employees, directors and consultants. The exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate 10 years from the date of grant.

     The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", relating to stock-based employee compensation.

                                                   THREE MONTHS                          NINE MONTHS
                                         --------------------------------      --------------------------------
                                                   ENDED MAY 31,                         ENDED MAY 31,
                                         --------------------------------      --------------------------------
                                             2003                2002               2003               2002
                                         -------------      -------------      -------------      -------------
Net Income, as reported                  $   2,403,252      $   2,270,468      $   7,205,447      $   6,608,586
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
net of related tax effects                     102,900            118,402            254,090            366,276
                                         =============      =============      =============      =============
Pro forma net income                     $   2,300,352      $   2,152,066      $   6,951,357      $   6,242,310
                                         =============      =============      =============      =============
Earnings per share:
     Basic-as reported                   $         .46      $         .42      $        1.37      $        1.23
                                         =============      =============      =============      =============
     Basic-pro forma                     $         .44      $         .40      $        1.32      $        1.16
                                         =============      =============      =============      =============
     Diluted-as reported                 $         .43      $         .38      $        1.27      $        1.13
                                         =============      =============      =============      =============
     Diluted-pro forma                   $         .41      $         .36      $        1.22      $        1.07
                                         =============      =============      =============      =============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.   GOODWILL AND OTHER INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting and goodwill relating to an acquisition not to be amortized, but instead to be subject to impairment tests at least annually.

     The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the nine months ended May 31, 2003 was $1,184,221. During the quarter ended November 30, 2002, there was a $93,000 acceleration of the final portions of contract valuation amortization associated with a 1997 acquisition that has now been fully amortized.

     During the quarter ended May 31, 2003, the Company retired five fully amortized contract valuation balances totaling $7,055,026 from its books, which explains the net decrease in accumulated amortization between the periods presented on the face of the balance sheet.

     The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in the 2003 fiscal year and for each of the four succeeding fiscal years.


Three months ending August 31, 2003           $  313,095
For the year ending August 31, 2004            1,243,144
For the year ending August 31, 2005              721,474
For the year ending August 31, 2006              319,600
For the year ending August 31, 2007              270,627
                                              ----------
                                              $2,867,940
                                              ==========


     The following table sets forth by business segment of the Company the amount of goodwill as of August 31, 2002 that is subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill in the nine months ended May 31, 2003. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.


                                             (A)             (B)               (C)            (D)           (E)
                                                           Horizon
                                           Horizon          Mental          Specialty        ProCare        Mental
                                          Behavioral        Health            Rehab            One          Health
                                           Services        Management       Management        Nurses       Outcomes   Consolidated
                                         -----------      -----------      -----------      -----------    --------   ------------
Balance as of August 31, 2002            $36,951,750      $16,841,171      $ 1,703,665      $ 9,744,891        --      $65,241,477

Goodwill acquired/adjusted
during  the period                         2,672,951               --               --         (151,247)       --        2,521,704

Balance as of May 31, 2003               $39,624,701      $16,841,171      $ 1,703,665      $ 9,593,644        --      $67,763,181

(A) Horizon Behavioral Services provides managed behavioral care and employee assistance programs. Goodwill acquired or adjusted during the period relates to the purchase of EAP International.

(B) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(C) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(D) ProCare provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan. Goodwill adjusted during the period related to a purchase price accounting reclassification of $157,151 to "other intangibles", net of a purchase price adjustment of $5,904.

(E) Mental Health Outcomes provides outcome measurement information regarding the effectiveness of mental health treatment programs, data base services and Phase IV Clinical Research services.

8.   LONG-TERM DEBT

     At May 31, 2003 and August 31, 2002, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $10.5 million and $10.0 million, respectively.

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

     The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At May 31, 2003, the weighted average interest rate on outstanding indebtedness under the credit facility was 3.99%. The Eurodollar Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005.

     As of October 4, 2002 and April 4, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, in the twelve-month period ending April 4, 2004, up to $7.5 million for the repurchase of shares. As of May 31, 2003, the Company had repurchased 111,700 shares subject to the $7.5 million limitation, with a total purchase price of approximately $1.8 million.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Three months ending August 31, 2003                $  606,845
For the year ending August 31, 2004                 2,063,750
For the year ending August 31, 2005                 1,617,317
For the year ending August 31, 2006                   967,582
For the years ending August 31, 2007 and
thereafter                                            417,387
                                                   ----------
                                                   $5,672,881
                                                   ==========

     Rent expense for the nine months ended May 31, 2003 and 2002 totaled $1,910,053 and $1,878,984, respectively.

     Effective September 1996, the Company entered into a lease arrangement with an unconsolidated variable interest entity (previously also known as a "special purpose entity"). The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building designed by the Company for use as its National Support Center. In connection with the transaction, a financial institution loaned to the variable interest entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. In addition, the Company is obligated, if it does not purchase the building (as described below), and the building is sold to an independent party for less than the then outstanding debt balance, to pay such shortfall up to $2.8 million in addition to the $900,000 guarantee. In effect, the Company's obligation is up to 84% of the then outstanding debt principal. At May 31, 2003, the outstanding principal balance of the loan was $4.4 million. The loan is due at the end of the lease term, currently May 2007. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term if either the building is not sold to a third party or the

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Company does not further extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price. Under the new guidelines, excluding any future modifications to the relationship with the variable interest entity, the Company is required to consolidate the variable interest entity during the fiscal 2003 fourth quarter. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company is required to consolidate the variable interest entity effective the fiscal 2003 fourth quarter, pending any future modifications to the relationship with the variable interest entity. The Company is evaluating purchasing the building and funding the acquisition expenditures with the revolving credit agreement.

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

     During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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

10.  STOCK REPURCHASES

     On October 12, 2000 the Board of Directors authorized the repurchase of up to 1,000,000 shares of its common stock and on February 15, 2001 the Board of Directors authorized the repurchase of an additional 325,000 shares of its common stock. As of August 31, 2002, the Company had repurchased 1,103,563 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of May 31, 2003, the Company had

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     repurchased 437,688 shares in total of the 800,000 share authorization, of which 199,788 shares were purchased during the fiscal 2003 third quarter pursuant to such authorization, which remains in effect. The stock repurchase plans, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. A total of 638,637 and 493,660 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of May 31, 2003 and August 31, 2002, respectively. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. The Company accounts for the treasury stock using the cost method.

                           HORIZON HEALTH CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.  SEGMENT INFORMATION

     The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

                              (A)             (B)              (C)              (D)              (E)                (F)
                            Horizon
                             Mental        Specialty         Horizon           ProCare          Mental
                             Health          Rehab          Behavioral          One             Health
                           Management      Management        Services          Nurses          Outcomes            Other
                         -------------    -------------    -------------    -------------    -------------     -------------
THREE MONTHS ENDED
 MAY 31, 2003
Revenues                 $  18,343,938    $   4,290,915    $  11,654,681    $   5,396,866    $     813,364     $      30,881
Intercompany
 revenues                           --               --           36,633           36,621               --                --

Cost of services            12,580,103        3,213,780       10,896,158        5,046,440          649,689                --
Gross Profit %                    31.4%            25.1%             6.8%             7.1%            20.1%               --

EBITDA (G)                   5,689,572          736,748          193,931          318,792           58,249        (2,431,379)

Total assets             $  98,868,410    $  11,969,792    $  44,495,496    $  25,702,670    $     979,505     $  23,493,778


MAY 31, 2002
Revenues                 $  19,576,121    $   3,931,378    $  10,717,654             $---    $     963,103     $      33,069
Intercompany
 revenues                           --               --           51,332               --               --                --

Cost of services            13,905,574        2,823,850       10,069,874               --          953,511                --

Gross Profit %                    29.0%            28.2%             6.5%              --              1.0%               --

EBITDA (G)                   5,096,180        1,072,101          221,175               --          (36,840)       (2,017,744)

Total assets             $  81,905,614    $  10,162,022    $  41,785,163             $---    $     876,133     $  24,577,570

                          Eliminations     Consolidated
                          -------------    -------------
THREE MONTHS ENDED
 MAY 31, 2003
Revenues                           $---    $  40,530,645
Intercompany
 revenues                       (73,254)              --

Cost of services                (73,254)      32,312,916
Gross Profit %                       --             20.3%

EBITDA (G)                           --        4,565,913

Total assets              $(110,918,611)   $  94,591,040


MAY 31, 2002
Revenues                           $---    $  35,221,325
Intercompany
 revenues                       (51,332)              --

Cost of services                (51,332)      27,701,477

Gross Profit %                       --             21.4%

EBITDA (G)                           --        4,334,872

Total assets              $ (78,387,016)   $  80,919,486


                             (A)              (B)               (C)              (D)             (E)               (F)
                                            Horizon
                            Mental         Specialty          Horizon          ProCare          Mental
                            Health           Rehab           Behavioral          One            Health
                          Management       Management         Services          Nurses         Outcomes           Other
                         -------------    -------------    -------------    -------------    -------------     -------------
NINE MONTHS ENDED
MAY 31, 2003
Revenues                 $  55,877,440    $  13,053,638    $  35,516,918    $  16,834,390    $   2,611,043     $     168,767
Intercompany
revenues                            --               --          128,381          129,656               --                --

Cost of services            38,172,311        9,474,508       33,188,712       15,517,451        1,925,111                --
Gross Profit %                    31.7%            27.4%             6.9%             8.5%            26.3%               --

EBITDA (G)                  17,027,819        2,480,172          649,629        1,293,177          441,074        (7,974,885)

Total assets             $  98,868,410    $  11,969,792    $  44,495,496    $  25,702,670    $     979,505     $  23,493,778


MAY 31, 2002
Revenues                 $  59,948,259    $  11,338,910    $  28,921,381              $--    $   2,643,124     $     101,694
Intercompany
revenues                            --               --          184,082               --               --                --

Cost of services            41,707,024        8,238,309       25,935,230               --        2,425,407                --
Gross Profit %                    30.4%            27.3%            10.9%              --              8.2%               --

EBITDA (G)                  16,664,270        2,807,992        1,806,771               --         (174,144)       (8,157,583)

Total assets             $  81,905,614    $  10,162,022    $  41,785,163              $--    $     876,133     $  24,577,570


                         Eliminations    Consolidated
                        -------------    -------------
NINE MONTHS ENDED
MAY 31, 2003
Revenues                          $--    $ 124,062,196
Intercompany
revenues                     (258,037)              --

Cost of services             (258,037)      98,020,056
Gross Profit %                     --             21.0%

EBITDA (G)                         --       13,916,986

Total assets            $(110,918,611)   $  94,591,040


MAY 31, 2002
Revenues                          $--    $ 102,953,368
Intercompany
revenues                     (184,082)              --

Cost of services             (184,082)      78,121,888
Gross Profit %                     --             24.1%

EBITDA (G)                         --       12,947,306

Total assets            $ (78,387,016)   $  80,919,486

                           HORIZON HEALTH CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(A) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(B) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

(C) Horizon Behavioral Services provides managed behavioral care and employee assistance programs.

(D) ProCare provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan.

(E) Mental Health Outcomes provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services.

(F) "Other" represents the Company's primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.

(G) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended May 31, 2003 and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $581,199 and $638,700, respectively, to the Company's operating income for the same periods of $3,984,714 and $3,696,172, respectively. For the nine months ended May 31, 2003 and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $1,984,868 and $2,122,532, respectively, to the Company's operating income for the same periods of $11,932,118 and $10,824,774, respectively. Consolidated cash flows from operating, investing, and financing activities for the periods ended May 31, 2003 were $6,863,848, $(3,508,697), and $(5,154,549) respectively, and for the period ended May 31, 2002 were $7,126,630, $(3,430,625), and $(3,371,560), respectively, and are represented on the Statement of Cash Flows elsewhere herein.


12   SUBSEQUENT EVENT

     ACQUISITION OF HEALTH AND HUMAN RESOURCE CENTER, INC., d/b/a INTEGRATED
     INSIGHTS: Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At December 31, 2002, Integrated Insights had approximately 303 contracts covering approximately 358,000 lives. For the year ended December 31, 2002, Integrated Insights had revenues of approximately $4.8 million (audited). The Company will account for the acquisition by the purchase method as required by generally accepted accounting principles, and is in the process of determining its purchase price accounting, a substantial portion of which will be intangible assets, primarily goodwill. The cash purchase price of approximately $4.3 million was funded by the Company's revolving credit facility. The acquisition is expected to be accretive to earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a diversified health care services provider. The Company is a leading contract manager of psychiatric and physical rehabilitation clinical programs offered by general acute care hospitals in the United States. The Company also offers employee assistance programs ("EAP") and managed behavioral health services to employers, HMO's, and insurance companies. Through its acquisition of ProCare One Nurses ("ProCare"), effective June 13, 2002, the Company also provides specialized temporary nurse staffing services to hospitals. In addition, the Company provides outcomes information regarding the effectiveness of mental health programs, psychiatric data base services, and Phase IV clinical trial services.

     The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. The Company had 144 management contracts as of May 31, 2003, with contract locations in 36 states. Of its management contracts, 111 relate to mental health treatment programs and 33 relate to physical rehabilitation programs. As of May 31, 2003, the Company had 882 contracts to provide EAP and managed mental health services covering over 2.9 million lives. As of May 31, 2003, ProCare provided, on a monthly average, in excess of 430 nurses to over 100 different general acute care hospitals located throughout California and Michigan. The Company has also developed a proprietary mental health outcomes measurement system known as CQI+ and provides outcomes and Phase IV clinical research services known as "PsychScope". At May 31, 2003 the Company had contracts to provide outcome measurement services at 115 contract locations as well as 6 PsychScope outcomes and Phase IV clinical research project contracts. At this time, the Company is evaluating the further pursuit of PsychScope and Phase IV contracts.

     See Note 11 to the Consolidated Financial Statements, included elsewhere herein, for additional information concerning the business segments of the Company.

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

     On April 3, 2003 the Office of the Inspector General of the Department of Health and Human Services issued an advisory opinion in which it declined to provide prospective protection from the Medicare Anti-Kickback Statute to a proposed contract to manage rehabilitation services under which the compensation was based on a variable fee. The OIG opinion was only applicable to the specific situation presented and did not advise that variable fees were improper in and of themselves. The Company has some management contracts with variable fees. The Company considers that such management contracts are proper and do not violate the Medicare Anti-Kickback statute.

     Horizon Mental Health Management

     In April 2000, the Centers for Medicare and Medicaid Services or "CMS"(formerly Health Care Financing Administration or "HCFA") adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. The Company's contract locations substantially comply with these regulations. On August 1, 2002 CMS issued final amendments to the provider-based regulations, which also provided specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the "off-campus" regulations, while still subject to clarification as to specific applicability, may have an effect on 5 of its management contracts. In addition, CMS delayed from October 1, 2002 to July 1, 2003, the implementation date of the new regulations for facilities and organizations treated as provider based prior to October 1, 2000. The Company believes that the final amendments will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals. In February 2002, it was announced by CMS that inpatient rehabilitation units do not have to meet provider-based status to bill Medicare for services rendered to patients. This announcement was confirmed in by the August 1, 2002 Federal Register.

     The Balanced Budget Refinement Act of 1999 mandates that a prospective payment system ("PPS") for inpatient psychiatric services be developed. The system is required to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the act provides that the payment system must be budget neutral and be a per diem system.

     The act outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system had been presented as of May 31, 2003. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed PPS for inpatient psychiatric services would be released in the Spring of 2003, subject to a comment period, and then implemented in 2004. The Healthcare Financial Management Association ("HFMA") newsletter on November 22, 2002 stated that CMS had recently informed HFMA that the proposed rules for PPS will be written and perhaps published by April or May of 2003, with an implementation date that may take effect January 1, 2004. However, CMS also indicated that the new PPS rule is likely to generate significant public response, and recommendations for change could delay its implementation. To date, CMS has not released proposed rules for PPS, therefore the currently scheduled January 1, 2004 implementation date will likely be delayed.

     A PPS with reimbursement based on a patient classification system may raise or lower Medicare reimbursement levels to hospitals for inpatient psychiatric services. To the extent client hospital reimbursement decreases, this could adversely affect the ability of the Company to obtain and maintain management contracts for inpatient psychiatric services and the amount of fees paid to the Company under such contracts.

     PPS for Partial Hospitalization Programs ("PHP") was generally effective August 1, 2000. However, hospitals that are in a designated rural area and have less than 100 acute care beds will effectively continue cost based reimbursement for PHP services until December 31, 2003. Effective January 1, 2004, they will operate under a PPS unless the current law is amended. The current base reimbursement rate, for programs currently operating under PPS, which rate was effective January 1, 2003, is a wage-adjusted rate of $240 per day. This change in reimbursement methodology may lower Medicare reimbursement levels to this type hospital. The Company currently operates 3 programs in hospitals of this type.

     Specialty Rehabilitation Management

     Amendments to the Medicare statutes also provide for a phase-out of cost-based reimbursement of physical rehabilitation services over a 20-month period, which began January 1, 2002. Depending on a hospital's Medicare fiscal year, the phase out period could be from 9 to 20 months. All physical rehabilitation units in the USA will be under a 100% PPS by September 1, 2003. The phase in of a PPS with reimbursement based on a functional patient classification may raise or lower Medicare per patient and/or overall reimbursement levels to hospitals for physical rehabilitation services, subject to the subsequent relative changes in per patient costs and patient volumes. Where lower, this could adversely affect the ability of the Company to obtain and/or maintain management contracts for physical rehabilitation services and the amount of fees paid to the Company under such contracts. The Company believes its hospital based service delivery system is a cost efficient model in general terms as compared to alternative structures in the marketplace. The Company is generally not experiencing significant unfavorable consequences as a result of this change in reimbursement.

     CMS suspended until October 1, 2003 enforcement of a rule commonly known as the "75% rule" (established in 1984) for inpatient rehabilitation programs. The rule states that 75% of all patients in a program must fall into 1 of 10 diagnosis groups, also referred to as the "CMS 10". If less than 75% of the patients fall within the CMS 10 then the program will be found in non-compliance and will not be able to bill under the Case Mix Group ("CMG") system. In that case the hospital will be reimbursed retroactively for that fiscal year under the Diagnostic Related Group ("DRG") system, which typically provides lower reimbursement. Enforcement was suspended so CMS could provide clarification as to the applicability of the ten diagnosis groups. The final rules clarifying applicability of the 75% rule are not scheduled to be published until August 1, 2003. Various organizations and groups are actively soliciting revisions to the existing rule and certain legislators have introduced proposed bills to modify the rule. Until the final rules are published, the Company is unable to determine what impact there will be, if any, on the rehabilitation programs that it manages. The final rules may adversely effect the Company in its ability to maintain current contracts and in obtaining new contracts.

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

     In October 2000, HBS was awarded a three year, Full Accreditation (the highest level) from the National Committee for Quality Assurance (NCQA) under its 2000 standards for managed behavioral health care organizations (MBHOs). NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care and other related organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members and to help organizations achieve the highest level of performance possible. The Company will be undergoing the reaccredidation process in the fall of 2003.

     Specialized Temporary Nurse Staffing Services

     The Company's acquisition of ProCare, in June 2002, expanded the Company's operations in healthcare services by entering into the specialized temporary nurse staffing business. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized temporary nurse staffing services to hospitals. The fees received by the Company for its services related to specialized temporary nurse staffing services are paid directly by its client hospitals. Generally, temporary nurse-staffing fees are determined by the number of hours worked. Fees are billed and paid on a weekly basis. These hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on a predetermined rate for each specialty and shift as specified in a fee schedule with the client hospital. The Company typically provides more than 430 nurses to more than 100 client hospitals monthly. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.


     Mental Health Outcomes

     MHO provides outcomes measurement services to acute care hospital-based programs, free standing psychiatric hospitals, community mental health centers, residential centers and outpatient clinics. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the module selected and the number of patients and are generally paid on a monthly basis. In 1999, MHO developed and began marketing PsychScope research services, which allow pharmaceutical marketers and researchers to access non-identifiable information on the clinical treatment of patients in behavioral health programs across the U.S. In addition, PsychScope research services allow pharmaceutical companies to implement customized outcomes and Phase IV clinical research within the behavioral health research network MHO continues to build. The PsychScope contracts are negotiated based on the number of patients and depth of analysis, and in addition, Phase IV contracts are based on the number of participating clinical sites. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts. Contract payments are generally made on a schedule based on completion stages of the project. At this time, the Company is evaluating the further pursuit of PsychScope and Phase IV contracts.

     OPERATING EXPENSE

     In addition to the respective primary expense factors described below, other operating expenses generally incurred by each of the Company's business segments include items such as training, continuing professional education and credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes, as well as bad debt expense.

     Contract Management Services

     The primary factors affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director, and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, the Company contracts with a medical director on an independent contractor basis under which on-site administrative services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

     Managed Behavioral Health Care and Employee Assistance Programs

     Operating expenses for the Company's managed behavioral health care services and employee assistance programs are comprised primarily of salaries and benefits for its clinical, operations and supporting personnel and medical claims from clinical providers. Medical claims, the largest component, include payments to independent health care professionals providing services to the covered enrollees under the managed behavioral health care contracts and the employee assistance programs offered by the Company.

     Specialized Temporary Nurse Staffing Services

     The primary factor affecting operating expenses for the Company's specialized temporary nurse staffing business in any period is the number of shifts filled in the period and the mix of wage rates, including overtime, for the placed nurses. Operating expenses consist primarily of salaries and benefits paid to the Company's nursing pool.

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

                            SUMMARY STATISTICAL DATA

                                              MAY 31,     FEBRUARY 28,    NOVEMBER 30,   AUGUST 31,     AUGUST 31,     AUGUST 31,
                                               2003           2003            2002          2002           2001           2000
                                              ------      ------------    ------------   ----------     ----------     ----------
CONTRACT MANAGEMENT

NUMBER OF CONTRACT LOCATIONS:

Contract locations in operation                 125            125            125            130            124            128
Contract locations signed and
 unopened                                        19             14             12             12             14             10
                                              -----          -----          -----          -----          -----          -----
Total contract locations                        144            139            137            142            138            138
                                              =====          =====          =====          =====          =====          =====

SERVICES COVERED BY CONTRACTS
IN OPERATION:

Inpatient                                       125            125            125            127            123            123
Partial hospitalization                          28             29             31             31             40             61
Outpatient                                       21             18             19             21             17             20
Home health                                       3              3              3              3              3              5
Consulting                                        4              4              4              4              0              0

TYPES OF TREATMENT PROGRAMS IN
OPERATION:

Geropsychiatric                                  94             95             99            106            109            137
Adult psychiatric                                45             45             45             44             45             47
Substance abuse                                   4              2              2              2              1              3
Physical rehabilitation                          31             29             28             28             24             24
Other                                             8              8              8              6              4              3

EAP AND MANAGED  BEHAVIORAL
     HEALTH CARE SERVICES

Covered Lives (000'S)                         2,934          2,929          3,115          2,350          2,209          1,736
Contracts                                       882            873            863            687            641            258

MENTAL HEALTH OUTCOMES

CQI +                                           115            111            125            158            160            102
PsychScope                                        6              6              9              6              8              8


NURSING SERVICES

     As of May 31, 2003, the Company's temporary nurse staffing subsidiary provided, on a monthly average, in excess of 430 nurses to over 100 different general acute care hospitals.

                              RESULTS OF OPERATIONS

     The following table sets forth for the three and nine months ended May 31, 2003 and 2002, the percentage relationship to total revenues of certain costs, expenses and income.

                                                  THREE MONTHS                NINE MONTHS
                                              --------------------        --------------------
                                                  ENDED MAY 31,               ENDED MAY 31,
                                              --------------------        --------------------
                                               2003          2002          2003          2002
                                              ------        ------        ------        ------
Revenues ...............................       100.0%        100.0%        100.0%        100.0%
Cost of Services .......................        79.7          78.6          79.0          75.9
                                              ------        ------        ------        ------

Gross Profit ...........................        20.3          21.4          21.0          24.1

Selling, general and administrative ....        10.3          10.0          10.3          11.3
Provision for doubtful
 accounts ...............................       (1.3)         (0.9)         (0.5)          0.2
Depreciation and .......................         1.4
amortization ...........................         1.8           1.6           2.1
                                              ------        ------        ------        ------

Income from operations .................         9.9          10.5           9.6          10.5

Interest and other income (expense),
 net ...................................        (0.2)           --          (0.1)           --
                                              ------        ------        ------        ------

Income before income taxes .............         9.7          10.5           9.5          10.5

Income tax provision ...................         3.8           4.1           3.7           4.1
                                              ------        ------        ------        ------

Net income .............................         5.9%          6.4%          5.8%          6.4%
                                              ======        ======        ======        ======

     THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2002

     REVENUE. Total revenue increased $5.3 million, or 15.1%, to $40.5 million for the three months ended May 31, 2003, as compared to $35.2 million for the three months ended May 31, 2002. This increase is primarily attributable to the increase in temporary nurse staffing service revenue as a result of the acquisition of ProCare, effective June 13, 2002. In addition, revenue increased in Horizon Behavioral Services, due to the acquisition of EAP International, effective November 1, 2002, and the commencement of a significant managed care contract on April 1, 2002, and in Specialty Rehab Management, due to an increase in the number of average locations in operation. The increases were partially offset by a decrease in revenue in Horizon Mental Health Management resulting from a decrease in the average number of locations in operation. Primary factors by business segment are discussed below. (In addition see "Footnote 11. Segment Information" to the consolidated financial statements included elsewhere in this document.)

     Horizon Mental Health Management

     Revenue associated with contract management of mental health programs decreased $1.3 million, or 6.6%, to $18.3 million for the three months ended May 31, 2003 as compared to $19.6 million for the three months ended May 31, 2002. This decrease was primarily attributable to the decline in the number of average inpatient psychiatric locations in operation from 113.4 for the fiscal quarter ended May 31, 2002 to 103.4 for the quarter ended May 31, 2003. This decrease was partially offset by a 2.7% increase in average revenue per location.

     Specialty Rehab Management

     Revenue associated with contract management of physical rehabilitation services increased approximately $400,000, or 10.3%, to $4.3 million for the three months ended May 31, 2003, as compared to $3.9 million for the three months ended May 31, 2002. This increase was primarily due to an increase in the average number of locations in operation from 20.5 for the three months ended May 31, 2002 to 22.2 for the three months ended May 31, 2003

     Horizon Behavioral Services

     Revenue associated with the managed behavioral health care and employee assistance program services increased by approximately $900,000, or 8.3%, to $11.7 million for the three months ended May 31, 2003, as compared to $10.8 million for the three months ended May 31, 2002. Of this increase, $1.4 million was attributable to the acquisition of EAP International on November 1, 2002 and $817,000 was due to the commencement of a significant managed care contract on April 1, 2002. These increases were offset by a decrease of $1.2 million attributable to the termination of a significant managed care contract on December 31, 2002.

     ProCare One Nurses

     Revenue associated with the specialized temporary nurse staffing services segment was $5.4 million for the three months ended May 31, 2003. The Company entered into this business segment with the acquisition of ProCare effective June 13, 2002.

     Mental Health Outcomes

     Revenue associated with outcomes measurement and PsychScope services decreased by $150,000, or 15.6%, to $813,000 for the three months ended May 31, 2003, as compared to $963,000 for the three months ended May 31, 2002. PsychScope revenue decreased $70,000 primarily due to the completion of one significant PsychScope Phase IV project during the three months ended May 31, 2003. Outcomes measurement revenue decreased $80,000 due to the average number of CQI+ contracts in operation decreasing from 146.0 for the three months ended May 31, 2002 to 105.5 for the three months ended May 31, 2003. The decrease in the average number of CQI+ contracts in operation is primarily due to the termination of a relationship effective October 2002 with one organization that had 33 contracts with lower revenue per contract than average.

     COST OF SERVICES. Total costs of services provided increased $4.6 million, or 16.6%, to $32.3 million for the quarter ended May 31, 2003, compared to $27.7 million for the quarter ended May 31, 2002. This increase is primarily attributable to the increase in nurse wages as a result of the acquisition of ProCare, effective June 13, 2002, and increases in medical claims of third party providers associated with the acquisition of EAP International, effective November 1, 2002, and the commencement of a significant managed care contract April 1, 2002. These increases were partially offset by a decrease in cost of services in Horizon Mental Health Management due to a decrease in average number of locations in operation. As a result, as a percent of revenue, gross profits decreased to 20.3% for the quarter ended May 31, 2003 from 21.4% for the quarter ended May 31, 2002.

     Horizon Mental Health Management

     Cost of services provided associated with contract management of mental health programs decreased by $1.3 million, or 9.4%, to $12.6 million for the quarter ended May 31, 2003, compared to $13.9 million for the quarter ended May 31, 2002. $1.2 million of this decrease was primarily attributable to the decline in the average number psychiatric locations in operation as described above, while the average cost of services per psychiatric location in operation was approximately the same for each quarter. As a percent of revenue, gross profits on the mix of contracts in operation increased to 31.4% for the quarter ended May 31, 2003 from 29.0% for the quarter ended May 31, 2002.

     Specialty Rehab Management

     Cost of services provided associated with contract management of physical rehabilitation services increased by approximately $400,000, or 14.3%, to $3.2 million for the three months ended May 31, 2003, as compared to $2.8 million for the three months ended May 31, 2002. The increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, as described above. $352,000 of this increase is a result of a rise in salary and benefit costs per full time equivalent employee of $965 between the periods, as well as an increase of 14.4 full time equivalent employees necessary to staff several newly opened unit locations. As a percent of revenue, gross profits decreased to 25.1% for the three months ended May 31, 2003 from 28.2% for the three months ended May 31, 2002.

     Horizon Behavioral Services

     Cost of services provided associated with managed behavioral health care and employee assistance program services increased by approximately $800,000, or 7.9%, to $10.9 million for the three months ended May 31, 2003, as compared to $10.1 million for the three months ended May 31, 2002. $1.1 million of this increase was attributable to the acquisition of EAP International on November 1, 2002. This increase was reduced by a decrease of $130,000 which was the result of containing medical claims expense associated with managed behavioral health care, as well as the termination of a high utilization contract. As a percent of revenue, gross profits increased to 6.8% for the three months ended May 31, 2003 from 6.5% for the three months ended May 31, 2002.

     ProCare One Nurses

     Cost of services provided associated with the specialized nurse-staffing services was $5.0 million for the three months ended May 31, 2003. As a percent of revenue, gross profits were 7.1% for the three months ended May 31, 2003. The Company entered into this business segment with the acquisition of ProCare effective June 13, 2002.

     Mental Health Outcomes

     Costs of services provided associated with outcomes measurement and PsychScope services decreased by approximately $304,000, or 31.9%, to $650,000 for the three months ended May 31, 2003, compared to $954,000 for the three months ended May 31, 2002. $127,000 of this decrease is due to a reduction in force of 7.2 full time equivalent employees resulting from cost control initiatives. The remaining decrease is primarily due to being beyond the higher start up cost segments of the Phase IV clinical research service projects. As a percent of revenue, gross profits increased to 20.1% for the three months ended May 31, 2003 from 1.0% for the three months ended May 31, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased approximately $700,000, or 20.0%, to $4.2 million for the three months ended May 31, 2003, compared to $3.5 million for the three months ended May 31, 2002. Salaries and benefits increased $369,000; sales commissions increased $115,000 primarily due to an increase in new contract signings from four in the third quarter of 2002 to eleven signed in the third quarter of 2003; and legal fees increased approximately $145,000 primarily as a result of expenses incurred for HIPAA compliance.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts was a net recovery of $516,000 for the fiscal quarter ended May 31, 2003, as compared to a net recovery of $303,000 for the fiscal quarter ended May 31, 2002, a decrease of $213,000. Approximately $482,000 of the recovery during the current quarter was attributable to the receipt of payment from one Horizon Mental Health Management contract location that had previously been reserved as bad debt due to the uncertainty of collectability.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended May 31, 2003 was $581,000 representing a decrease of $58,000 or 9.1% as compared to depreciation and amortization expense of $639,000 for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period was less than the reduction in depreciation associated with items becoming fully depreciated.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the three months ended May 31, 2003 resulted in a net expense of $58,000, as compared to net income of $14,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of $70,000 related to an increase in the weighted average principal balance outstanding under the credit facility between periods. The weighted average outstanding credit facility balance for the three months ended May 31, 2003 was $8.3 million with an ending balance of $10.5 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $900,000 with an ending balance of $2.9 million.

     INCOME TAX EXPENSE. For the three month period ended May 31, the Company recorded 2003 federal and state income taxes of $1.5 million resulting in a combined tax rate of 38.8%, compared to 2002 federal and state income taxes of $1.4 million resulting in a combined tax rate of 38.8%.

     NINE MONTHS ENDED MAY 31, 2003 COMPARED TO THE NINE MONTHS ENDED MAY 31,
     2002

     REVENUE. Total revenue increased $21.1 million, or 20.5%, to $124.1 million for the nine months ended May 31, 2003, as compared to $103.0 million for the nine months ended May 31, 2002. This increase is primarily attributable to the increase in temporary nurse staffing service revenue as a result of the acquisition of ProCare, effective June 13, 2002. In addition, revenue increased in Horizon Behavioral Service, due to the acquisition of EAP International, effective November 1, 2002, and the commencement of a significant managed care contract on April 1, 2002, and in Specialty Rehab Management, due to an increase in the number of average locations in operation. The increases were partially offset by a decrease in Horizon Mental Health Management resulting from a decrease in the average number of locations in operation.

     Horizon Mental Health Management

     Revenue associated with contract management of mental health programs decreased $4.0 million, or 6.7%, to $55.9 million for the nine months ended May 31, 2003 as compared to $59.9 million for the nine months ended May 31, 2002. This decrease was primarily attributable to the decline in the number of average number of inpatient psychiatric locations in operation from 114.3 for the nine months ended May 31, 2002 to 104.8 for the nine months ended May 31, 2003. This decrease was partially offset by a 1.6% increase in average revenue per location.

     Specialty Rehab Management

     Revenue associated with contract management of physical rehabilitation services increased approximately $1.8 million, or 15.9%, to $13.1 million for the nine months ended May 31, 2003, as compared to $11.3 million for the nine months ended May 31, 2002. This increase was primarily due to an increase in the average number of locations in operation from 20.7 for the nine months ended May 31, 2002 to 21.9 for the nine months ended May 31, 2003, as well as an 8.8% increase in average revenue per rehabilitation locations in operation which is primarily attributable to an increase of 7,414 inpatient days between the periods.

        Horizon Behavioral Services

        Revenue associated with managed behavioral health care and employee assistance program services increased by approximately $6.5 million, or 22.3%, to $35.6 million for the nine months ended May 31, 2003, as compared to $29.1 million for the nine months ended May 31, 2002. Of this increase, $5.3 million was attributable to the commencement of a significant managed care contract on April 1, 2002 and $3.3 million was due to the acquisition of EAP International on November 1, 2002. These increases were offset by a decrease of $2.1 million, which was attributable to the termination of a significant managed care contract on December 31, 2002.

     ProCare One Nurses

     Revenue associated with the specialized temporary nurse staffing services segment was $17.0 million for the nine months ended May 31, 2003. The Company entered into this business segment with the acquisition of ProCare effective June 13, 2002.

     Mental Health Outcomes

     Revenue associated with outcomes measurement and PsychScope services decreased by $32,000, or 1.2%, to $2.6 million for the nine months ended May 31, 2003. PsychScope revenue increased $169,000 primarily due to work completed on four significant PsychScope Phase IV projects that commenced prior to the current fiscal year. Outcomes revenue decreased $201,000 due to the average number of CQI+ contracts in operation decreasing from 138.9 for the nine months ended May 31, 2002 to 114.9 for the nine months ended May 31, 2003. The decrease in the average number of CQI+ contracts in operation is primarily due to the termination of a relationship, effective October 2002, with one organization that had 33 contracts with lower revenue per contract than average.

     COST OF SERVICES. Total costs of services provided increased approximately $19.9 million, or 25.5%, to $98.0 million for the nine months ended May 31, 2003, compared to $78.1 million for the nine months ended May 31, 2002. This increase is primarily attributable to the nurse wages incurred as a result of the acquisition of ProCare, effective June 13, 2002. An additional increase can be attributed to an increase in medical claims in Horizon Behavioral Services associated with the acquisition of EAP International, effective November 1, 2002, and the commencement of a significant managed care contract on April 1, 2002. Specialty Rehab Management also experienced a rise in costs as a result of an increase in the average number of locations in operation. These increases were partially offset by a decrease in cost of services in Horizon Mental Health Management resulting from a decrease in the average number of locations in operation. As a percent of revenue, gross profits increased to 24.1% from 21.0% for the nine months ended May 31, 2002.

     Horizon Mental Health Management

     Cost of services provided associated with contract management of mental health programs decreased by $3.5 million, or 8.4%, to $38.2 million for the nine months ended May 31, 2003, compared to $41.7 million for the nine months ended May 31, 2002. This decrease was primarily attributable to the decline in the average number psychiatric locations in operation as described above, while the average cost of services per psychiatric location in operation was approximately the same for each nine month period. As a percent of revenue, gross profits increased to 31.7% for the nine months ended May 31, 2003 from 30.4% for the quarter ended May 31, 2002.

     Specialty Rehab Management

     Cost of services provided associated with contract management of physical rehabilitation services increased by approximately $1.3 million, or 15.8%, to $9.5 million for the nine months ended May 31, 2003, as compared to $8.2 million for the nine months ended May 31, 2002. The increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, as described above. $791,000 of this increase is a result of a rise in salary and benefit costs per full time equivalent employee of $2,614 between the periods, as well as an increase of 9.8 full time equivalent employees necessary to staff several newly opened unit locations. As a percent of revenue, gross profits increased slightly to 27.4% for the nine months ended May 31, 2003 from 27.3% for the nine months ended May 31, 2002.

     Horizon Behavioral Services

     Cost of services provided associated with managed behavioral health care and employee assistance program services increased by approximately $7.3 million, or 28.2%, to $33.2 million for the nine months ended May 31, 2003, as compared to $25.9 million for the nine months ended May 31, 2002. $4.5 million of this increase was attributable to an increase in medical claim expense associated with managed behavioral health care, which resulted from a change in the mix of managed care contracts in operation, including an increase of $1.0 million in medical claims expense due to an increase in the quantity and cost of services provided. An additional $2.4 million was the result of the acquisition of EAP International effective November 1, 2002. As a percent of revenue, gross profits decreased to 6.9% for the nine months ended May 31, 2003 from 10.9% for the nine months ended May 31, 2002.

     ProCare One Nurses

     Cost of services provided associated with specialized nurse-staffing services was $15.5 million for the nine months ended May 31, 2003. As a percent of revenue, gross profits were 8.5% for the nine months ended May 31, 2003. The Company entered into this business segment with the acquisition of ProCare effective June 13, 2002.

     Mental Health Outcomes

     Cost of services provided associated with outcomes measurement and PsychScope services decreased by $500,000, or 20.8%, to $1.9 million for the nine months ended May 31, 2003, compared to $2.4 million for the nine months ended May 31, 2002. $214,000 of this decrease is due to a decrease of 5.9 full time equivalent employees related to cost control initiatives. The remaining decrease is primarily due to being beyond the higher start up cost segments of the Phase IV clinical research service projects. As a percent of revenue, gross profits increased to 26.3% for the nine months ended May 31, 2003 from 8.2% for the nine months ended May 31, 2002.

     SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased approximately $1.1 million, or 9.5%, to $12.7 million for the nine months ended May 31, 2003, compared to $11.6 million for the nine months ended May 31, 2002. Salaries and benefits increased $228,000; sales commissions increased $352,000 primarily due to an increase in contract signings in the current period as compared to the same period last year; legal fees increased $208,000 primarily as a result of expenses incurred for HIPAA and Sarbanes-Oxley compliance; and consulting fees increased $133,000 primarily due to the costs associated with a sales approach and methodology analysis.

     PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense was a net recovery of $621,000 for the nine months ended May 31, 2003, as compared to expense of $244,000 for the nine months ended May 31, 2002, a decrease of $865,000. The net recovery for the nine months ended May 31, 2003 is primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables of three contract locations, net of legal costs. This includes the complete recovery of $720,224 of which $600,727 was recorded as a bad debt recovery for a hospital that declared bankruptcy in 1998. These recoveries were partially offset by reserves recorded for contract locations in which collectability is uncertain including two locations that filed bankruptcy.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended May 31, 2003 was $2.0 million representing a decrease of approximately $100,000 or 4.8% as compared to depreciation and amortization expense of $2.1 million for the corresponding period in the prior fiscal year. Due to the Company's limited capital expenditure requirements, depreciation generated from assets acquired during the period was less than the reduction in depreciation associated with items becoming fully depreciated.

     INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the nine months ended May 31, 2003 resulted in a net expense of $184,000, as compared to $38,000 for the corresponding period in the prior fiscal year. This change is primarily the result of an increase in interest expense of $150,000 related to an increase in the weighted average principal balance outstanding under the credit facility between periods. The weighted average outstanding credit facility balance for the nine months ended May 31, 2003 was $9.6 million with an ending balance of $10.5 million. The weighted average outstanding balance for the corresponding period in the prior fiscal year was $3.8 million with an ending balance of $2.9 million.

     INCOME TAX EXPENSE. For the nine-month period ended May 31, the Company recorded 2003 federal and state income taxes of $4.5 million resulting in a combined tax rate of 38.7%, compared to 2002 federal and state income taxes of $4.2 million resulting in a combined tax rate of 38.7%.

NEWLY ISSUED ACCOUNTING STANDARDS

     In December 2002, the FASB issued FAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends FAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 requires prominent disclosure about the effects on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with the additional required disclosures being included beginning with the financial statements in this fiscal 2003 third quarter report.

     In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company accounts for another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has a relationship with one variable interest entity as discussed below in "Liquidity and Capital Resources". Under the new guidelines, excluding any modifications to the relationship with the variable interest entity, the Company is required to consolidate the variable interest entity during the fiscal 2003 fourth quarter.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS No. 146"). SFAS No.146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognize when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect this statement to materially impact its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its future cash flow from operations, which was $6.9 million for the nine months ended May 31, 2003, along with cash of $2.2 million at May 31, 2003, and its $30 million revolving credit facility (of which $13.9 million was available at May 31, 2003), will be sufficient to cover operating cash requirements over the next 12 months, including capital expenditures. The Company may require additional capital to fund acquisitions.

     Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement with JPMorgan Chase Bank, as Agent, and Bank of America, NA to refinance the loans outstanding under the existing credit agreement and to provide expanded credit availability. The Credit Agreement is a five year $30.0 million facility consisting of a three-year revolving/two year term credit facility with provisions to allow for its expansion to a $50.0 million facility. As of May 31, 2003, the Company had borrowings of $10.5 million outstanding against the revolving credit facility (and $5.6 million in letter of credit commitments outstanding).

     The following summary of certain material provisions of the Credit Agreement does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the Company's May 2002 Form 10-Q.

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

     The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million) during any twelve consecutive monthly periods without prior bank approval, (iii) certain mergers, consolidations or asset dispositions by the Company or changes of control of the Company, (iv) certain management vacancies at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of May 31, 2003, the Company was in compliance with the covenants of the agreement.

     As of October 4, 2002 and April 4, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, in the twelve-month period ending April 4, 2004, up to $7.5 million for the repurchase of shares. As of May 31, 2003, the Company had repurchased 111,700 shares subject to the $7.5 million limitation, with a total purchase price of approximately $1.8 million.

     Effective September 1996, the Company entered into a lease arrangement with an unconsolidated, unaffiliated variable interest entity (previously also known as "special purpose entity"). The lease agreement, which had an initial term of five years that has been extended to May 2007, is for a building constructed to the Company's specifications for use as its National Support Center. In connection with the transaction, a financial institution loaned to the variable interest entity approximately $4.4 million. The Company guaranteed on a limited basis approximately $900,000 of the loan. In addition, the Company is obligated, if it does not purchase the building (as described below), and the building is sold to an independent party for less than the then outstanding debt balance, to pay such shortfall up to $2.8 million in addition to the $900,000 guarantee. In effect, the Company's obligation is up to 84% of the then outstanding debt principal. The loan is payable on an interest only basis with all principal due at the end of the lease term. The Company also agreed to purchase the building for approximately $4.4 million at the end of the lease term, currently May 2007, if either the building is not sold to a third party or the Company does not extend its lease. A recent independent appraisal indicated the fair market value of the building is at least equal to the loan amount and purchase price. Under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", the Company is required to consolidate the variable interest entity effective the fiscal 2003 fourth quarter, pending any modifications to the relationship with the variable interest entity. The Company is evaluating purchasing the building and funding the acquisition expenditures with the revolving credit agreement.

     Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a/ Integrated Insights. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. At December 31, 2002, Integrated Insights had approximately 303 contracts covering approximately 358,000 lives. For the year ended December 31, 2002, Integrated Insights had revenues of approximately $4.8 million (audited). The Company will account for the acquisition by the purchase method as required by generally accepted accounting principles, and is in the process of determining its purchase price accounting, a substantial portion of which will be intangible assets, primarily goodwill. The cash purchase price of approximately $4.3 million was funded by the Company's revolving credit facility. The acquisition is expected to be accretive to earnings.


     Effective June 13, 2002, the Company acquired all of the membership interests of ProCare for approximately $12.5 million. The acquisition was funded by incurring debt of $11.5 million under the revolving credit facility, and $1.0 million from existing cash.

     The Company acquired all of the outstanding capital stock of Employee Assistance Programs International on November 4, 2002 with an effective date of November 1, 2002 for approximately $3.4 million. The acquisition was funded by incurring debt of $1.5 million under the revolving credit facility and $1.9 million from existing cash.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     See "Management's Discussion and Analysis" of "Critical Accounting Policies" presented in the Company's August 31, 2002 Form 10-K, as well as "Significant Accounting Policies and Estimates" described in Note 2 to the consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

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

     At May 31, 2003, the Company had approximately $10.5 million of debt obligations outstanding with a weighted average interest rate of 3.99%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 2003, would change interest expense by approximately $42,000 annually. This would be funded out of cash flows from operations, which were $13.7 million for the twelve most recent months ended May 31, 2003.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company's Annual Report on Form 10-K for the year ended August 31, 2002.

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

     10.1 Executive Retention Agreement effective May 1, 2003 between the Company and James Ken Newman (filed herewith).

     10.2 Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 4, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

     11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James K. Newman, President and Chief Executive Officer, dated June 30, 2003 (filed herewith).

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President, Finance and Administration, dated June 30, 2003(filed herewith).

     (b) The Company filed the following reports on Form 8-K during the quarter covered by this report:

          Current report on Form 8-K filed with the Commission on May 30, 2003. The items reported were Item 5, Other Events, announcing a publicly available conference call regarding the Company's second quarter financial results on June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: JUNE 30, 2003
                                    HORIZON HEALTH CORPORATION


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


          I, James K. Newman, certify that:

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


Date:  June 30, 2003                     /s/ JAMES K. NEWMAN
                                         -------------------------------------
                                         James K. Newman
                                         President and Chief Executive Officer

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


Date: June 30, 2003                      /s/ RONALD C. DRABIK
                                         -----------------------
                                         Ronald C. Drabik
                                         Chief Financial Officer

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

     10.1 Executive Retention Agreement effective May 1, 2003 between the Company and James Ken Newman (filed herewith).

     10.2 Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 4, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

     11.1 Statement Regarding Computation of Per Share Earnings (filed herewith).

     99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James K. Newman, President and Chief Executive Officer, dated June 30, 2003 (filed herewith).

     99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Ronald C. Drabik, Senior Vice President, Finance and Administration, dated June 30, 2003 (filed herewith).