Form 10-K
period 2003-08-31
HORIZON HEALTH CORP /DE/
filed 2003-11-14
CIK 935007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended August 31, 2003

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

Yes  [ ]                 No  [x]

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are "affiliates" of the registrant) at February 28, 2003 (the last business day of the most recently completed second fiscal quarter) was $69,616,153, based on the market price at the close of business on February 28, 2003.

The number of shares outstanding of the registrant's Common Stock, $.01 par value per share, as of November 10, 2003 was 5,369,910.


                       DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant's proxy statement for its annual meeting of stockholders to be held on January 29, 2004.

                                TABLE OF CONTENTS


                           HORIZON HEALTH CORPORATION


PART I                                                                                                    PAGE
Item 1.  Business.........................................................................................  5
         General Overview.................................................................................  5
                  Mental Health Services
                           Elements of Continuum of Care
                           CQI+ Mental Health Outcomes Measurement
                  Physical Rehabilitation Services........................................................  7
                  Specialized Temporary Nurse Staffing Services...........................................  8
                  Employee Assistance Programs and Managed Behavioral Health Care Services................  8
                  Operations..............................................................................  9
                  Management Contracts....................................................................  9
                           Program Development
                           Program Staffing
                           Program Education and Referral Development
                           Internal Clinical Audits
                           Contract Locations
                           Client Hospitals
                           CQI+ Mental Health Outcomes Measurement
                  Specialized Temporary Nurse Staffing Services........................................... 12
                  Employee Assistance and Managed Care Contracts.......................................... 12
                  Administration.......................................................................... 12
                  Sales and Marketing..................................................................... 13
                  Competition............................................................................. 13
                  Customers............................................................................... 14
                  Employees............................................................................... 14
         Government Regulation............................................................................ 15
                  Facility Use and Qualification
                           Licensing and Certification
                           Provider-Based Rules
                  Medicare and Medicaid: Reimbursement for Services
                           Overview and Background
                           Mental Health Reimbursement Changes/Proposals
                           Physical Rehabilitation Reimbursement Changes/Proposals
                  Potential Adverse Impacts of Changes in Reimbursement
                  Patient Referral Laws
                  Mental Health Care Patient Rights
                  Licensing Requirements; Managed Behavioral Health

         Item 2.   Properties............................................................................. 20

         Item 3.   Legal Proceedings...................................................................... 21

         Item 4.   Submission of Matters to a Vote of Security Holders.................................... 21

PART II

         Item 5.   Market for the Company's Common Equity
                               and Related  Stockholder Matters........................................... 22

         Item 6.   Selected Financial Data ............................................................... 22

         Item 7.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ............................................... 24
                   General Overview....................................................................... 24
                   Acquisitions........................................................................... 24
                   Segments............................................................................... 24
                   Revenues............................................................................... 25
                   Operating Expenses..................................................................... 26
                   Results of Operations ................................................................. 27
                      Fiscal Year Ended August 31, 2003 Compared to Fiscal Year
                      Ended August 31, 2002 Fiscal Year Ended August 31, 2002
                      Compared to Fiscal Year Ended August 31, 2001
                   Newly Issued Accounting Standards...................................................... 34
                   Liquidity and Capital Resources........................................................ 34
                   Inflation.............................................................................. 35
                   Critical Accounting Policies & Estimates............................................... 36
                   Disclosure Regarding Forward Looking Statements........................................ 37

         Item 7A.  Quantitative and Qualitative Disclosures About Market Risk............................. 38

         Item 8.   Financial Statements and Supplementary Data............................................ 38

         Item 9.   Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure................................................ 38

         Item 9A.  Controls and Procedures................................................................ 38

PART III

         Item 10.  Directors and Executive Officers of the Registrant .................................... 40

         Item 11.  Executive Compensation................................................................. 41

         Item 12.  Security Ownership of Certain Beneficial Owners and Management ........................ 41

         Item 13.  Certain Relationships and Related Transactions ........................................ 42

         Item 14.  Principal Accounting Fees & Services................................................... 42

PART IV

         Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ..................... 43
                                    Index to Consolidated Financial Statements                   F-1
                                    Note 1: Organization                                         F-9
                                    Note 2: Significant Accounting Policies                      F-9
                                    Note 3: Earnings Per Share                                   F-14
                                    Note 4: Acquisitions                                         F-15
                                    Note 5: Property and Equipment                               F-17
                                    Note 6: Accrued Expenses                                     F-17
                                    Note 7: Long-Term Debt                                       F-17
                                    Note 8: Shareholders' Equity                                 F-18
                                    Note 9: Stock Options                                        F-19
                                    Note 10:Goodwill and Other Intangible Assets                 F-21
                                    Note 11:Retirement Plan                                      F-22
                                    Note 12:Income Taxes                                         F-22
                                    Note 13:Commitments and Contingencies                        F-23
                                    Note 14:Segment Information                                  F-24
                                    Note 15:Quarterly Financial Information                      F-26
         Index to Financial Statement Schedules........................................................... S-1

PART I


ITEM 1. BUSINESS

         Unless the context otherwise requires, whenever used herein the terms "Company", "Horizon" and "Registrant" refer to Horizon Health Corporation and its subsidiaries.

General Overview

         The Company is a diversified health care services provider. The Company has grown both internally and through acquisitions, increasing both the variety of its treatment programs and services, and the number of its contracts. The Company considers that it has four identifiable business segments as follows:
(1) mental health contract management services, including psychiatric outcomes measurement services, (2) physical rehabilitation contract management services,
(3) specialized temporary nurse staffing services and (4) employee assistance programs and managed care behavioral health services. For the year ended August 31, 2003, the revenues of such business segments constituted 46.1%, 10.4%, 13.3%, and 29.2%, respectively, of the total revenues of the Company. See Note 14 "Segment Information" to the Consolidated Financial Statements of the Company included elsewhere herein for financial information regarding business segments of the Company and the "General Overview" section of Management's Discussion and Analysis included elsewhere herein for additional information regarding the Company's businesses, including the respective number of contracts as of August 31, 2003.

         The Company believes the hospital based clinical service delivery system for the mental health and physical rehabilitation programs it manages, is a cost efficient and effective model competitive with other forms of delivery systems in the marketplace. While the Company is generally not experiencing material adverse consequences as a result of recent changes in reimbursement under federal health care programs, at this time, the Company cannot meaningfully predict the ultimate impact that reimbursement changes may have on the programs it currently manages or on its ability to obtain new management contracts. See "Government Regulation" - "Medicare and Medicaid; Reimbursement for Services" elsewhere herein regarding Medicare statutes, hospital reimbursement systems and related recent changes.

         The Company was incorporated in 1989 and is the successor to Horizon Mental Health Management, Inc., incorporated in 1981 which began the development and contract management of mental health treatment programs for general acute care hospitals.

         MENTAL HEALTH SERVICES

         The Company believes that there continues to be a viable market for mental health treatment program contract management services provided to general acute care hospitals. General acute care hospitals are outsourcing key clinical departments to independent contract management companies for several reasons, including: (i) the expertise necessary for the development, management and operation of specialized clinical programs differs from that necessary for traditional medical/surgical services, (ii) hospitals often lack access to the skilled professionals and support staff needed to operate specialized clinical programs, (iii) hospitals often lack expertise in community education activities required to support specialized clinical programs, and (iv) hospitals often lack expertise necessary to design and operate specialized clinical programs that satisfy regulatory, licensing, accreditation and reimbursement requirements.

         A major focus on the delivery of mental health services continues as payors are increasingly using managed care methods for pre-approval reviews of mental health treatment services and to evaluate alternatives to inpatient hospitalization in order to ensure that each patient's treatment regimen utilizes clinical resources effectively. The Company believes that general acute care hospitals need to be able to offer a broad array of mental health care services in order to develop or participate in integrated delivery systems responsive to the changing demands of governmental payors, managed care companies and other third-party payors. General acute care hospitals are able to provide their mental health patients with needed medical and surgical care on-site and in a more cost-effective manner than freestanding psychiatric hospitals. Furthermore, general acute care hospitals are eligible to receive reimbursement under the Medicaid program for mental health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

         The Company believes it is uniquely positioned to capitalize on an increased demand for mental health contract management services as a result of its demonstrated industry expertise to provide a continuum of mental health services and its proprietary quality and outcomes measurement system. In addition, the Company believes its position as the leading contract manager of mental health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate administrative functions.

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

         The Company intends to continue to emphasize the area of mental health programs for the elderly ("geropsychiatric programs"). At August 31, 2003, approximately 61.1% of the mental health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term mental illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain regulatory maximum limitations on reimbursement amounts, the Medicare program currently reimburses general acute care hospitals for their cost of providing these services, which includes the Company's management fee as well as allocated overhead costs to the facility, and also allows reimbursement for partial hospitalization on a specified fee for service basis that facilitates the ability to treat patients in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting hospitals in receiving approval for inpatient programs as distinct part units ("DPUs") to qualify for reimbursement under Medicare. Approval of an inpatient program as a DPU is significant to client hospitals because services provided in DPUs are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below. As discussed below, a prospective payment system is under consideration, however, for inpatient mental health services.

         The contract management fees received by the Company for its services are paid directly by its client hospitals. The client hospitals receive reimbursement for the clinical services provided to patients of the programs managed by the Company under either the Medicare or Medicaid programs or from insurers, self-funded benefit plans or other third-party payors for the services. As a result, the availability and amount of such reimbursements, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health services pursuant to management contracts with the Company, as well as the decisions whether to renew such contracts and the amount of fees to be paid thereunder. See "Government Regulation" - "Medicare and Medicaid; Reimbursement for Services" elsewhere herein for a further discussion of funding methods, and recent changes in them.

         Elements of the Continuum of Care

         The mental health treatment programs managed by the Company are designed to be part of a continuum of mental health services, consisting of inpatient, partial hospitalization (or day treatment) and outpatient services.

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

         Partial Hospitalization. Partial hospitalization services are provided for limited periods per day with the patient returning home at the conclusion of each day's treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization.

         Outpatient Services. Outpatient services consist generally of consultative and therapeutic sessions that can be rendered in a variety of individual or group settings at various locations, including hospitals, clinics or the offices of the service provider. Outpatient service providers can also serve a "gatekeeper" function for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis.

         CQI+ Mental Health Outcomes Measurement

         The Company began offering its proprietary CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for mental health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. The CQI+ Outcomes Measurement System provides outcome information regarding the effectiveness of a hospital's mental health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided and to demonstrate the benefits of its programs to patients and providers. The CQI+ System also provides the Company with a valuable tool for demonstrating clinical results of the mental health programs managed by the Company and for marketing its management services to other hospitals. The Company provides outcome measurement services to acute care hospital-based programs as well as freestanding psychiatric hospitals. The Company's CQI+ System has met the criteria for inclusion in the Joint Commission on Accreditation of Healthcare Organizations ("JACHO") ORYX Initiative and is included on JACHO's list of acceptable outcome measurement systems. The Company is committed to meeting the requirements as established by JACHO. As of August 31, 2003, 45 of the Company's mental health management contracts included the CQI+ System and there were an additional 68 stand-alone contracts. Since offering the CQI+ System, the Company has compiled a proprietary database containing de-identified patient outcome measurement data on approximately 127,000 patients. Sample data is typically collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. With the continued emphasis on enhancing patient care, accountability and the JACHO accreditation requirement, the Company believes that its CQI+ System is an important component of the mental health services it provides.

         PHYSICAL REHABILITATION SERVICES

         The Company's acquisition of Specialty Healthcare Management, Inc. in August 1997 expanded the Company's operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors that drive demand for contract management of mental health programs are also applicable to physical rehabilitation programs. The Company provides contract management services for a full range of physical rehabilitation services. In addition to acute physical therapy and rehabilitation services, the Company also provides contract management for skilled nursing services and outpatient rehabilitation programs.

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

         Outpatient rehabilitation serves as an adjunct to inpatient physical therapy and rehabilitation programs. Outpatient rehabilitation services are dominated by the treatment of sports and work related injuries, but also provide the continuum of rehabilitative care necessary to meet the medical needs of a post-acute care patient following a disabling illness or traumatic injury. Pressure from payors to move inpatients to the lowest-cost appropriate treatment setting has helped stimulate growth in outpatient rehabilitation services.


         SPECIALIZED TEMPORARY NURSE STAFFING SERVICES

         The Company's acquisition of ProCare One Nurses in June 2002 expanded the Company's operations to include temporary nurse staffing. The Company focuses on providing specialized nurses (primarily labor & delivery, neo-natal, emergency room and critical care) to general acute care hospitals. The Company provides its specialized temporary nurse staffing services on an on-call, twenty-four hour per day, seven days a week, basis. The Company provides a solution to hospitals for short term staffing needs resulting from increases in the number of patients, increases in patient acuity, or the unavailability of their own staff. The specialized temporary nurse staffing industry is expected to continue to grow due to a chronic staffing shortage. The staffing shortfall is primarily caused by an aging workforce, a declining number of new entrants into the profession, an increased demand for healthcare professionals and in some locales, regulatory mandated nurse-staffing levels. A key driver for the Company to be successful in this business segment is its ability to continue to attract and retain a large supply of highly qualified and experienced nurses. The staffing shortage and an increased demand by hospitals is causing the hourly rates paid to nurses to rise and is increasing the costs of recruiting an adequate supply of nurses. As an industry practice, when a hospital experiences a staffing shortage, it may call on one of many staffing companies to fill the position. Typically the first contacted staffing company to call the hospital back with a qualified, available nurse will have the opportunity to fill the open position. Although hospitals are sensitive to a nurse's hourly rate, often this concern is secondary to availability.

         EMPLOYEE ASSISTANCE PROGRAMS AND MANAGED BEHAVIORAL HEALTH CARE
SERVICES

         The Company contracts with employers to provide Employee Assistance Programs (EAPs) to their employees. An EAP is a worksite-based program that is designed to assist in the early identification and resolution of productivity problems associated with behavioral conditions or other personal concerns of employees and their dependants. An EAP is usually provided by employers as a benefit at no cost to employees. Under an EAP, staff or network providers provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary's needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. For its EAP services, the Company is usually paid a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services, and the method(s) in which those services are provided.

         The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification and resolution of productivity problems can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company's EAP services can include a comprehensive array of work life information and referral sources if desired by the employer. Modes of access to services include traditional face-to-face sessions as well as HorizOnline, an internet based EAP program, and HorizonCareLink, a telephonic based EAP program, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional well-being. Through several acquisitions, as described in Note 4 "Acquisitions" in the Notes to Financial Statements included elsewhere herein, the Company has expanded its services offerings, including the ability to conduct EAP business in the State of California, through the acquisition of a limited Knox-Keene license.

         The Company also contracts with self-insured employers, insurance companies and HMOs to provide the managed behavioral health care component of the general health plans offered by such entities. The contracts are primarily on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan, however, a small portion of the contracts are structured on a stipulated fee-for-service basis. The Company provides its clients with quality, cost-effective programs for administration and management of behavioral health, substance abuse and psychiatric disability management services.

         The EAP and managed behavioral health care services are provided primarily through a network of approximately 28,000 independent providers that have contracted with the Company to provide such services. In addition, the Company provides such services through behavioral health care professionals employed by the Company and it operates four clinics within the state of Florida. The Company reimburses the independent professionals and institutions on a negotiated fee-for-service basis. The clinical providers represent a broad range of treatment and case management specialties and are qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The clinical providers include psychiatrists, nurses, psychologists, social workers, and other related mental health personnel. The Company believes that its relationships with health care providers and its expertise in the provision of behavioral health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically and adequately furnish such services.

         In March 2002, the Company's Philadelphia service center received its fourth successive full, two-year accreditation for utilization management from the American Accreditation HealthCare/Commission (a/k/a URAC), a non-profit charitable organization founded in 1990 to establish standards for the health care industry. In October 2000, the Company's Orlando service center was awarded a three year, Full Accreditation from the National Committee for Quality Assurance ("NCQA") under its 2000 standards for managed behavioral health care organizations. In July 2003, the Company was reaccredited by NCQA for an additional three years beginning October 2003. NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care organizations, physician organizations, managed care organizations and credentials verification organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members. The NCQA standards for the accreditation are intended to help organizations achieve the highest level of performance possible, reduce patient risk for untoward outcomes, and create an environment of continuous improvement.

OPERATIONS

         MANAGEMENT CONTRACTS

         The Company operates its mental health management contract business through a regional structure that includes management personnel officed in the regional territory and in the Company's national support center ("NSC") in the Dallas suburb of Lewisville, Texas. The structure is designed to maintain key operating employees of the Company in direct contact with clients. Each region is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to twelve mental health management contract locations. Other regional personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. The Company's physical rehabilitation management contracts are also operated in a regional organizational manner.

         The Company provides its management services under contracts with client hospitals. Each contract is tailored to address the specific needs of the client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company. At any location, these may consist of one or more treatment programs offering inpatient, partial hospitalization, outpatient services, and also other specialized services. Under the management contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), its own support services (such as billing, dietary and housekeeping), and frequently its own nursing staff for the operation of the treatment programs with the Company providing operating and clinical expertise through its onsite management staff.

         While the treatment programs subject to each of the management contracts is tailored to the specific needs of the client hospital, substantially all of the management contracts contain certain non-compete and confidentiality provisions. In addition, the management contracts typically prohibit the client hospital from soliciting the employment of the Company's employees during the contract term and for a specified period thereafter.

         The management contracts generally have a term of 3-5 years although some contracts have shorter or longer terms. Contracts are frequently renewed or amended prior to their stated expiration date. As of August 31, 2003, 2002 and 2001, the Company had successfully retained 82%, 83%, and 86%, respectively, of the management contracts in existence at the beginning of the respective fiscal year. Some contracts are terminated prior to their stated expiration date by mutual agreement of the parties or pursuant to early termination provisions included in the contract. The Company's experience is that the most frequent reasons why the client hospitals do not renew a contract is that the hospital desires to manage the program itself, the economic viability of the program has changed resulting in the hospital closing the program, or a change in hospital administration has occurred that results in a philosophical change regarding the use of contract managers.

         Under each contract, the Company receives a fee for its services paid by the client hospital. The management fee may be a variable fee related in part to patient volumes (census, admissions, or discharges) at the program, a fixed fee with reimbursement for specified direct program costs, or a combination of these structures. The management fee is frequently subject to periodic adjustments as a result of changes in a relevant price index or other economic factors. A significant number of the Company's management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the last three fiscal years the Company has not refunded any significant amount of its fees in relation to such denials.

         Program Development

         The Company assists in the development of each clinical program as requested by the client hospital, including such matters as licensing, accreditation, certificate of need approvals and Medicare certification. The Company also develops and implements community education awareness plans and development plans for the clinical programs to be offered by the hospital. Each program is marketed locally in the name of the client hospital with an emphasis on the hospital addressing the needs of the local community. The Company's name is not used and its role is not publicly emphasized in the operation of the clinical programs offered by its client hospitals. The medical staff of the client hospital admits each patient. Charges for treatment services provided to the patients of the programs accrue directly to and are billed by the client hospital and/or treating physician.

         The Company also develops and maintains standardized clinical, operating, and administrative policy and procedure manuals, conducts initial and ongoing staff training and education, and implements quality assurance and ethical and regulatory compliance procedures. Each local program director receives ongoing support from the regional support staff and the national support center staff in areas including recruiting, finance, reimbursement, referral development, marketing, quality assurance and regulatory compliance.

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

         Program Staffing

         Mental health programs managed by the Company generally have a program director that is usually a psychologist, an advance degreed nurse or a social worker and additional social workers or therapists as needed. Many programs also include a nurse manager, a community education manager or a clinical assessment coordinator. Physical rehabilitation programs managed by the Company generally have a program director, and additional clinical staff tailored to meet the needs of the specific hospital program, which may include physical and occupational therapists, speech pathologists, social workers and other appropriate supporting personnel.

         In addition, for mental health and physical rehabilitation programs, the Company contracts with a medical director on an independent contractor basis under which on-site administrative services for medical oversight of the program are provided. These contracts generally include nondisclosure, nonsolicitation and noncompetition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages.

         Except for the nursing staff, which is typically provided and employed by the hospital, the other program personnel are usually employees of the Company. The Company's management contracts typically contain non-solicitation covenants whereby the hospital agrees not to solicit or otherwise employ Company employees for specified periods.

         Program Education and Referral Development

         The treatment programs managed by the Company are a service provided by the general acute care hospital client. Most patients are referred by the client hospital's medical staff or result from relationships that the client hospital has in the community. Many contract locations have a community education manager
(CEM) employed by the company who works with a community awareness and referral development committee consisting of the Company and hospital personnel to educate physicians, other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital, to which they can direct patients. The CEM also designs and offers community educational programs regarding various health issues.

         Internal Clinical Audits

         The Company has established an internal audit process for its mental health and physical rehabilitation programs. The Company's regional mental health clinical specialists review, as a part of the ongoing operations, the services and clinical documentation of the treatment programs for compliance with client hospital, federal, state and Company standards. The Company also has a corporate internal audit department that is independent from contract clinical and operations staff. The corporate auditors periodically visit all contract locations. The auditor typically reviews medical records, clinical and operating procedures, staffing, marketing programs, etc. and conducts interviews with physicians, referral sources and client hospital staff members and frequently patients and/or their families. Results of the audits are reported directly to the senior management of the Company, independent from the operating organizations.

         Contract Locations

         At August 31, 2003, the Company had a total of 142 mental health and physical rehabilitation management contracts with general acute care hospitals located in 37 states as shown below:

         STATE                             NUMBER OF           STATE                            NUMBER OF
                                           CONTRACTS                                            CONTRACTS
         Alabama...........................   3                Montana........................      1
         Arkansas..........................  12                Nebraska.......................      1
         California........................  11                Nevada.........................      2
         Colorado..........................   1                New Jersey.....................      2
         Connecticut.......................   2                New York.......................      6
         Florida...........................   2                North Carolina.................      6
         Georgia...........................   1                Ohio...........................      7
         Idaho.............................   1                Oklahoma.......................      1
         Illinois..........................   3                Oregon.........................      1
         Indiana...........................   1                Pennsylvania...................     11
         Iowa..............................   3                South Carolina.................      1
         Kansas............................   1                South Dakota...................      1
         Kentucky..........................   5                Tennessee......................      7
         Louisiana.........................   6                Texas..........................      8
         Maryland..........................   1                Virginia.......................      1
         Massachusetts..........              3                Washington.....................      2
         Michigan..........................  10                West Virginia..................      1
         Mississippi.......................   9                Wisconsin......................      2
         Missouri..........................   6

         Client Hospitals

         The Company's clients are primarily small to medium sized hospitals often located in rural areas, but also include some large tertiary care hospitals. At August 31, 2003, approximately 16.9% of the Company's management contracts were with proprietary hospitals. The remaining contracts are with community not-for-profit hospitals.

         CQI+ Mental Health Outcomes Measurement

         The Company develops and operates its outcomes measurement system primarily out of its NSC. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database using automated technologies from which reports are developed, reviewed and analyzed.

         SPECIALIZED TEMPORARY NURSE STAFFING SERVICES

         On average, the Company provides specialized temporary nurse staffing services on a monthly basis to over 100 hospitals through per diem, short-term and traveling nurse contracts with acute care hospitals. The per diem contracts provide short-term staffing solutions to hospitals resulting from increases in the number of patients or the patient acuity and the availability of their own staff. Hospitals typically have contracts with multiple staffing agencies. Usually, the first contacted staffing company with an available, qualified nurse will have the opportunity to fill the position. The per diem contracts meet incidental needs and are not exclusive agreements and do not guarantee the number of health professionals that will be provided to the hospital. The short-term and traveling nurse contracts normally assist the hospital in filling an expected vacancy of four to thirteen weeks. Under some agreements the hospital may charge the Company a fee (of approximately two hours at the hourly rate contracted with the hospital) if the Company staff does not "show" for an assigned shift. Contracts are usually renewed if the hospital is satisfied with the quality and the availability of the Company's nurses.

         The Company provides specialized temporary nurse staffing services from two offices, with Santa Ana, California being the major location and the second being West Bloomfield, Michigan, a Detroit suburb. ProCare has nurse "staffers", sales personnel and administrative support personnel at both locations.

         EMPLOYEE ASSISTANCE AND MANAGED CARE CONTRACTS

         The Company's Horizon Behavioral Services ("HBS") subsidiary is positioning itself as a nationally integrated organization to better service and market to a growing regional and national customer base, for stronger market identification, and to achieve operating efficiencies. The Company's service centers are located in the Philadelphia, Nashville, Denver, San Diego and Orlando metropolitan areas. Additionally, the Company has satellite sales offices located in various smaller cities.

         HBS has a total network of approximately 28,000 independent providers located in all 50 states. HBS has employees working in clinical management and administrative positions at its service centers and has licensed clinicians providing services in its four clinic locations in Florida. HBS also has employees performing sales and support services and administrative functions based at the NSC and its various operating locations.

         ADMINISTRATION

         The Company's employees at its NSC provide company-wide support in finance, human resources, information technology, physician and program director recruitment, clinical compliance, risk management, auditing, and other administrative and executive services.

         SALES AND MARKETING

         The Company conducts direct sales activities for its mental health and physical rehabilitation contract management businesses. The Company compiles information from numerous databases, as well as other sources and referrals, to identify prospective clients. The Company has developed profiles of almost 5,000 hospitals in the United States, with numerous clinical, operating, and financial characteristics for each hospital. Potential clients include hospitals without existing mental health, physical rehabilitation or other programs as well as hospitals with existing programs of which the Company could assume management. A select list of candidates, which number approximately 2,500, is systematically and regularly updated based on criteria indicating which hospitals are the most likely potential clients. Once identified, an internal telemarketing system is in place to contact and qualify the potential clients. A Vice President of Sales Development, who typically acts as the point person on the sales team then contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed operating and financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client's specific needs. The typical sales cycle for a management contract is approximately nine months. Operations and clinical management also participate in and support the sales process. The Company believes it has opportunity to cross-sell a range of services to client hospitals and is pursuing such opportunities as a part of its business strategy.

         The Company's subsidiary Horizon Behavioral Services ("HBS") markets employee assistance programs and managed behavioral health programs to employers both directly and through qualified brokers, by assessing the individualized behavioral health benefit needs of their employees and providing the appropriate EAP or managed care model.

         The company's subsidiary ProCare One Nurses ("ProCare") markets specialized temporary nurse-staffing services to acute care hospitals primarily in California and Michigan. The operating management and certain staff in each office participate in marketing to hospitals in their area to obtain contracts. The short-term and travel placements are marketed by staff who match each opportunity with a qualified nurse from the Company's portfolio of nurses who are available and meet the hospital's required qualifications.

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

         Competition among specialized temporary nurse staffing companies is generally based on the quality of the nurses provided, availability to fill shifts, responsiveness and price. Hospitals require qualified nurses to fill staff vacancies and to allow for flexibility and efficiency due to change in the number of patients being treated and their acuity. A hospital's success is predicated, in part, on the ability to staff quality nurses.

         The behavioral health care marketplace includes three large national providers who control over half of the market. The balance of the market is highly fragmented and for EAP business consists of organizations from medium size and regional operations to small local providers. The primary factors affecting competition in the EAP business are the range and quality of services provided, the ease of access to the services and price. Price is the primary factor in obtaining managed care customers. Companies involved in behavioral health care must meet heightened requirements related to increased customer and government scrutiny, particularly under the new Health Insurance Portability and Accountability Act of 1996 ("HIPAA") regulations. Customers frequently require sophisticated data that provides information regarding clinical utilization and outcomes, patient and provider satisfaction, administrative performance, and other performance related information.

         CUSTOMERS

         The Company has no individual customer comprising of 10% or more of its consolidated revenue or on which its overall operations or financial results are substantially dependent. See the "General Overview" section of MD&A included elsewhere in for the number of customer contracts as of August 31, 2003 and other related information.

         EMPLOYEES

         At September 30, 2003, the Company had approximately 1,371 employees. By operating subsidiary and corporate headquarters, the employee allocation is as follows:

                   Horizon Mental Health Management      695
                   Specialty Rehab Management            200
                   ProCare One Nurses                     22*
                   Horizon Behavioral Services           346
                   National Support Center               108

                 *Excludes nurses who as temporary staffing employees work various hours and frequencies.

         ProCare One Nurses, on a monthly average for fiscal 2003 placed over 500 specialized nurses in temporary and travel nurse staffing positions with client hospitals. At September 30, 2003, the Company had contracts with 163 physicians as independent contractors to serve as medical directors providing administrative services for hospital clinical programs managed by the Company. The Company has no collective bargaining agreements with unions and believes that its overall relations with its employees are good.

GOVERNMENT REGULATION

         The Company's business is affected by federal, state and local laws and regulations concerning, among other matters, mental health and physical rehabilitation facilities and reimbursement for such services. These regulations impact the development and operation of mental health and physical rehabilitation programs managed by the Company for its client hospitals. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the mental health or physical rehabilitation sectors.

         FACILITY USE AND QUALIFICATION

         Licensing and Certification

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

         Provider-Based Rules

         In April 2000, the Centers for Medicare and Medicaid Services, or "CMS" (formerly the Health Care Financing Administration or "HCFA") of the U.S. Department of Health and Human Services ("HHS") adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 CMS issued amendments to the provider based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of "off-campus" locations and additional specific requirements applicable to "off-campus" locations operational under a management contract. The Company estimates that the revised regulations, while still subject to additional clarification as to specific applicability, will affect few of its management contracts. The Company believes that the provider-based regulation will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals. In February 2002, it was clarified by CMS that inpatient rehabilitation units do not have to meet provider-based status in order to bill Medicare for services rendered to patients.

         MEDICARE AND MEDICAID; REIMBURSEMENT FOR SERVICES

         Overview and Background

         Most of the Company's client hospitals receive reimbursement under one or more of the Medicare or Medicaid programs for mental health and physical rehabilitation services provided in programs managed by the Company. The Company is paid a fee directly by the client hospitals for its management services. While fees paid to the Company by client hospitals are not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment, or its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Historically, such reimbursement amounts have been insignificant. However, since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company's client hospitals and, in turn, on the Company.

         The Company is not a provider reimbursed by Medicare or Medicaid but provides contract management services to such providers. As such, the Company could be considered subject to applicable federal and state laws. While the Company believes that its relationships with its client hospitals, medical directors and other providers and the fee arrangements with its client hospitals are consistent with Medicare and Medicaid criteria, those criteria are often general and ambiguous in nature and subject to interpretation, sometimes differently by different Medicare fiscal intermediaries who administer the programs on behalf of the federal government. In addition, the federal government has been actively investigating health care providers for potential abuses. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

         The Medicare program is a federally funded health insurance program for the elderly. The program is divided into Part A and Part B, each of which has separate rules and requirements. Part A pays for hospital, skilled nursing, home health agency, hospice, and dialysis services determined to be medically necessary for the individual patient. Part B is a voluntary medical benefits plan in which eligible individuals can enroll to receive benefits in addition to those available under Part A and for which they must pay a monthly premium. Part B covers non-institutional services, including physician services, outpatient hospital services, durable medical equipment, and laboratory services, among others.

         The Medicare program is administered by CMS, which adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by fiscal intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/ Blue Shield plans which contract with the Secretary of HHS (the "Secretary") to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, CMS regulations, CMS transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation.

         The Medicaid program is a joint federal-state cooperative arrangement established for the purpose of enabling states to furnish medical assistance on behalf of aged, blind, or disabled individuals, or members of families with dependent children, whose income and resources are insufficient to meet the costs of necessary medical services. The federal and state governments share the costs. The Secretary has primary federal responsibility for administering the Medicaid program that has been delegated to CMS. States are not required to participate in the Medicaid program. States that choose to participate, however, must administer their Medicaid programs in accordance with federal law, the implementing regulations and policies of the Secretary, and their approved state plans. The federal Medicaid statute establishes minimum standards for state plans but states have significant latitude, within these standards, to determine the mix of services and structure of their state Medicaid programs.

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

         Mental Health Reimbursement Changes/Proposals

         In the mid-1980's, changes in reimbursement rates and procedures included the creation of the Prospective Payment System ("PPS") using predetermined reimbursement rates for diagnosis related groups ("DRGs"). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Mental health services provided by acute care hospitals may qualify for an exemption as Distinct Part Units ("DPUs"), which currently are reimbursed under a cost-based system and are not included in the DRG system. Psychiatric services provided by DPUs are reimbursed on an actual cost basis, subject to certain limitations. The mental health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for exemption as DPUs, where desired. In the future, however, it is possible that Medicare reimbursement for mental health services, including those provided by programs managed by the Company, could be under a proposed PPS (as discussed below) or otherwise altered as has recently occurred for physical rehabilitation services as discussed below. A substantial number of the mental health treatment programs managed by the Company are geropsychiatric programs for which the majority of the patients are covered by Medicare.

         Amendments to the Medicare regulations established maximum reimbursement amounts on a per case basis for inpatient mental health services. Effective as of October 1, 1997, regulations promulgated pursuant to these amendments established a ceiling on the rate of increase in operating costs per case for mental health services furnished to Medicare beneficiaries. Prior to these amendments, the reimbursement amounts were tied to each hospital's mental health unit cost during such unit's first year of operations, subject to subsequent annual adjustment. Per the regulations, a nationwide maximum cap, adjusted for area wage indices, was established limiting the reimbursement target amount on a per case basis for mental health services, for Medicare fiscal years beginning on or after October 1, 1997, subject to annual adjustment.

         The Balanced Budget Act of 1997 also mandated the elimination of cost-based reimbursement of mental health partial hospitalization services. Implementation began August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. This change adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. As of January 1, 2003 the base reimbursement rate is a wage-adjusted rate of $240 per day, which lowered Medicare reimbursement levels to many hospitals for partial hospitalization services.

         The Balanced Budget Refinement Act of 1999 mandates that a PPS for inpatient psychiatric services be developed. The system is to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system.

         The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed and no description of the system has been presented as yet. In early 2002, Tom Scully, Administrator for CMS, gave a speech in which he predicted that a proposed prospective payment system for inpatient psychiatric services would be released in March 2003, subjected to a comment period, and then implemented in January 2004. As of August 31, 2003 no system has been released. At this time the Company does not know what effect, if any, such prospective payment system might have on its operations if and when adopted.

          Physical Rehabilitation Reimbursement Changes/Proposals

         Acute rehabilitation units within acute-care hospitals were previously eligible as exempt DPU's under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to PPS.

         CMS published proposed rules in the September 9, 2003 Federal Register to modify exemption criteria for acute rehabilitation services. The proposed rule reduces the required percentage of patients in a given program that must be admitted with a specific qualifying medical condition from 75% to 65%. The proposed rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet a specific qualifying medical condition required to meet the new 65% threshold. The proposed rules are subject to a public comment period and possible subsequent modification. If passed in their current form, the proposed rules could have an adverse effect on the programs managed by the Company.

         POTENTIAL ADVERSE IMPACTS OF CHANGES IN REIMBURSEMENT

         The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals for mental health and physical rehabilitation services provided by programs managed by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company. Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, the Company could be contractually obligated to make refunds to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. The cost reports are prepared by the client hospitals independent of the Company which does not participate in, nor offer advice on, their preparation. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital's costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation, could adversely affect the Company. In addition, there can be no assurance that hospitals which offer mental health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in Medicare or Medicaid programs.

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

         The target maximums and the PPS limitations have resulted, or may result, in some cases, in decreased amounts reimbursed to the Company's client hospitals. This decrease in reimbursement has led, or may lead, in some cases, to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted, or may result, in termination or non-renewal of the management contract, or closure of the program.

         Patient Referral Laws

         Various state and federal laws regulate the relationships between health care providers and referral sources, including federal and state fraud and abuse laws prohibiting individuals and entities from knowingly and willfully offering, paying, soliciting or receiving remuneration in order to induce referrals for the furnishing of health care services or items. These federal laws generally apply only to referrals for items or services reimbursed under the Medicare or Medicaid programs or any state health care program. The objective of these laws is generally to ensure that the purpose of a referral is quality of needed care and not monetary gain by the referring party. Violations of such laws can result in felony criminal penalties, civil sanctions and exclusion from participation in the Medicare and Medicaid programs.

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

         On April 3, 2003 the Office of the Inspector General of the Department of Health and Human Services ("OIG") issued an advisory opinion in which it declined to provide prospective protection from the Medicare Anti-Kickback Statue to a proposed contract to manage rehabilitation services under which the compensation was based on a variable fee. The OIG opinion was only applicable to the specific situation presented and did not advise that variable fees were improper in and of themselves. Under a significant number of its management contracts, the Company receives a variable fee related in part to average daily patient census or number of admissions or discharges in a given period for the mental health or physical rehabilitation program. In addition, the Company has entered into agreements with physicians to serve as medical directors at the mental health and physical rehabilitation programs and facilities managed by the Company, which generally provide for payments to such persons by the Company as compensation for their administrative services. These medical directors also generally provide professional services at such programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain "safe harbors" for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between the Company and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company's activities, while not challenged thus far, will not be challenged by regulatory authorities in the future.

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

         Additionally "HIPAA" granted expanded enforcement authority to HHS and the U.S. Department of Justice ("DOJ"), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General ("OIG") of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

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

         Licensing Requirements, Managed Behavioral Health

         Certain of the managed behavioral services provided by the Company may be subject to certain licensing requirements in some states. The Company currently holds various licenses in 19 states. If such business operations are determined to require licenses in other states, the time and expense of obtaining such licenses or the inability to obtain such licenses could adversely affect such business operations. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.


ITEM 2. PROPERTIES

         Effective July 31, 2003, the Company purchased its National Support Center in the Dallas suburb of Lewisville, Texas, which it was previously leasing. The NSC contains approximately 40,000 square feet of office and training facility space.

         For its contract management businesses, the Company leases an aggregate of 1,650 square feet of space for a regional office in the Chicago metropolitan area with a lease term expiring in December 2006. The space required for the clinical programs managed by the Company is provided by the client hospitals either within their existing facilities or at other locations owned or leased by the hospitals.

         For its employee assistance program and managed behavioral health care businesses, the Company leases approximately 89,239 square feet of office space primarily in the Orlando, Philadelphia, Nashville, Denver, and San Diego metropolitan areas, with smaller offices in various parts of the country, under lease terms expiring from September 2003 to June 2008. In addition, the Company leases approximately 13,987 square feet in various locations throughout central Florida with lease terms expiring from June 2004 to May 2006 for its managed behavioral health care clinical operations.

         For its specialized temporary nurse staffing service business, the Company leases approximately 7,595 square feet of office space primarily in the Los Angeles, Santa Ana and Detroit areas under lease terms expiring from September 2003 to December 2005.

         The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. Also see Note 13 "Commitments and Contingencies - Property Leases" to the Notes to the Consolidated Financial Statements included elsewhere herein.


ITEM 3. LEGAL PROCEEDINGS

         For a discussion of the Company's legal proceedings see the "Legal Proceedings" caption in Note 13 "Commitments and Contingencies" in the Notes to the Consolidated Financial Statements included elsewhere herein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders in the fourth fiscal quarter in fiscal 2003.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of the Company is traded on the Nasdaq National Market under the symbol "HORC".

         The following table sets forth the "intra-day" high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

                                                              High       Low
                                                              ----       ---
FISCAL YEAR ENDED AUGUST 31, 2003:
    June 1, 2003 - August 31, 2003 .....................     $19.25     $14.44
    March 1, 2003 - May 31, 2003 .......................      17.75      13.50
    December 1, 2002 -- February 28, 2003 ..............      18.00      13.36
    September 1, 2002 -- November 30, 2002 .............      18.29      10.00

FISCAL YEAR ENDED AUGUST 31, 2002:
    June 1, 2002 - August 31, 2002 .....................     $20.10     $13.89
    March 1, 2002 - May 31, 2002 .......................      20.90      12.82
    December 1, 2001 -- February 28, 2002 ..............      16.26      12.19
    September 1, 2001 - November 30, 2001 ..............      15.21      11.36

         As of October 28, 2003, there were 173 stockholders of record of the Common Stock of the Company. As of October 28, 2003 (the most recent date that data was available to the Company) there were approximately 587 beneficial owners of 100 or more shares of Common Stock of the Company.

         The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain future earnings for use in the expansion and operation of its business. The payment of any future cash dividends will be determined by the Board of Directors based on conditions then existing, including the Company's earnings, financial condition and capital requirements, restrictions in financing agreements (which currently prohibit any payment of dividends), business opportunities and conditions, and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," included elsewhere herein.



ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

         The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2003, 2002 and 2001, and at August 31, 2003 and 2002, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2000 and 1999, and at August 31, 2001, 2000 and 1999, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report, including Note 4, "Acquisitions" describing the Company's various acquisitions in the periods presented.

                                                                             FISCAL YEAR ENDED AUGUST 31,
                                                  ---------------------------------------------------------------------------------
                                                      2003              2002             2001             2000             1999
                                                  ------------      ------------     ------------     ------------     ------------
                                                                         (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues ....................................     $    166,340      $    143,721     $    127,660     $    133,682     $    146,001
Cost of services ............................          130,384           110,300           92,920          100,478          113,789
                                                  ------------      ------------     ------------     ------------     ------------

Gross profit ................................           35,956            33,421           34,740           33,204           32,212

Selling, general and administrative .........           18,062            15,681           16,775           14,442           14,524
Provision for (recovery of) doubtful accounts             (614)              294            1,764              878              589
Depreciation and amortization (3) ...........            2,581             2,778            4,510            5,101            4,460
                                                  ------------      ------------     ------------     ------------     ------------

Income from operations ......................           15,927            14,668           11,691           12,783           12,639
Interest (income)expense, net of interest
and other income ............................             (296)              110              371              959            1,176
                                                  ------------      ------------     ------------     ------------     ------------
Income before income taxes ..................           15,631            14,558           11,320           11,824           11,463
Income tax provision ........................            6,049             5,634            4,529            4,757            4,562
                                                  ------------      ------------     ------------     ------------     ------------
Net income ..................................     $      9,582      $      8,924     $      6,791     $      7,067     $      6,901
                                                  ============      ============     ============     ============     ============

Basic earnings per share ....................     $       1.83      $       1.66     $       1.21     $       1.11     $       1.00
                                                  ============      ============     ============     ============     ============
Weighted average shares outstanding .........            5,250             5,386            5,615            6,370            6,875
                                                  ============      ============     ============     ============     ============
Diluted earnings per share ..................     $       1.70      $       1.52     $       1.16     $       1.07     $       0.96
                                                  ============      ============     ============     ============     ============
Weighted average shares and dilutive
  potential common shares outstanding .......            5,642             5,889            5,876            6,605            7,200
                                                  ============      ============     ============     ============     ============

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and short-term investments .............     $      1,973      $      4,036     $      1,981     $      8,517     $      5,439
Working capital .............................            1,249             2,899              615            3,687              581
Intangible assets (net) (1) .................           74,882            68,666           57,260           56,924           60,065
Total assets ................................          102,329            92,585           77,180           83,631           86,536

Total debt ..................................           14,000            10,000            6,900           14,900           20,036

Stockholders' equity ........................           63,792            60,733           50,998           49,692           45,806

                                           AUG. 31,   MAY 31,  FEB. 28,  NOV. 30,  AUG.31,   MAY 31,   FEB. 28,  NOV. 30,  AUG. 31,
                                             2003      2003      2003      2002      2002      2002      2002      2001      2001
                                           --------   -------  --------  --------  -------   -------   --------  --------  --------
STATISTICAL DATA:
COVERED LIVES (000'S) ...................   3,327     2,940     2,928     3,114     2,349     2,432     2,178     2,253     2,209
NUMBER OF CONTRACT LOCATIONS (2):
Contract locations in operation .........     127       126       126       126       131       129       135       138       124
Contract locations signed and unopened ..      15        18        13        11        11         9        11        11        14
                                            -----     -----     -----     -----     -----     -----     -----     -----     -----
Total contract locations ................     142       144       139       137       142       138       146       149       138
                                            =====     =====     =====     =====     =====     =====     =====     =====     =====

SERVICES COVERED BY CONTRACTS (2):
Inpatient ...............................     126       125       125       125       127       130       134       136       123
Partial hospitalization .................      25        28        29        31        31        30        34        38        40
Outpatient ..............................      21        21        18        19        21        19        20        20        17
Home health .............................       3         3         3         3         3         3         3         3         3
CQI+ ....................................     113       115       111       125       158       163       164       166       160
TYPES OF TREATMENT PROGRAMS (2):
Geropsychiatric .........................      87        94        95        99       106       107       113       121       109
Adult psychiatric .......................      48        45        45        45        44        43        45        46        45
Substance abuse .........................       4         4         2         2         2         2         2         1         1
Physical rehabilitation .................      32        31        29        28        28        27        27        25        24
Other mental health .....................       8         8         8         8         2         3         4         4         4

(1) Intangible assets consist of goodwill, as well as service contract valuations, non-compete agreements and trademarks related to various acquisitions of the Company.

(2) Includes only the Company's mental health and physical rehabilitation management contracts.

(3) The company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001. As a result, the Company discontinued the amortization of goodwill as of August 31, 2001.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         GENERAL OVERVIEW

         Horizon Health Corporation is a diversified health care services provider. The Company has grown both internally and through acquisitions, increasing both the variety of its contract services, and the number of its contracts. The Company is (i) a contract manager of mental health and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, (ii) a provider of specialized temporary nurse staffing services for general hospitals, and (iii) a provider of employee assistance programs and behavioral health care services to businesses and managed care organizations. At August 31, 2003, Horizon had 107 mental health program management contracts and 35 physical rehabilitation program management contracts relating to hospitals located in 37 states; 113 CQI+ mental health outcomes measurement contracts; and 1,160 contracts to provide employee assistance programs and managed care mental health services covering in excess of 3.3 million lives. During the year ended August 31, 2003, Horizon's ProCare One Nurses subsidiary provided, on a monthly average, nurses to over 100 general acute care hospitals primarily located in California and Michigan.

         The Company plans to enhance its position as the leader (based on market share) in the contract management of mental health programs and its growing position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client hospitals and the continuum of care it provides. A significant challenge in marketing mental health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals. With the June 13, 2002 acquisition of ProCare One Nurses, the Company expanded it's hospital services offerings. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering employee assistance programs and managed behavioral health care services to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members.

         ACQUISITIONS

         See Note 4, "Acquisitions" to the Notes to Consolidated Financial Statements included elsewhere herein for a discussion of the Company's acquisition activity.

         SEGMENTS

         See Note 14, "Segment Information" to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of the Company's current four reportable business segments. Previously the Company had a fifth business segment, which during the fiscal periods of its existence, had comprised less than five percent (5%) of its consolidated revenue and operating profit. The Company had developed and began to market in fiscal 1999 its proprietary PsychScope Research Services, which were based on de-identified patient outcomes measurement data collected in the Company's CQI+ Outcomes Measurement System since 1994. The PsychScope Research Services allowed pharmaceutical product marketers and researches to access "real world" information on the use of key drugs within behavioral healthcare. The market for these PsychScope database, outcomes and Phase IV clinical research services is a limited market that is highly competitive, therefore the Company has decided to no longer pursue such business.

         REVENUES

         Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

         The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Generally, contract fees are paid on a monthly basis. The client hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the mental health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of general acute care hospitals regarding whether to offer mental health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder. See "Government Regulation" - "Medicare and Medicaid; Reimbursement for Services" contained elsewhere herein for a discussion of funding factors and recent changes in regulations. Also see "Operations" - "Management Contracts" elsewhere herein for a discussion of factors affecting contract scope, operation, and renewal.

         The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the scope of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more mental health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, and/or outpatient services. Under the contracts, the hospital is the actual provider of the mental health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as medical ancillaries, billing, dietary and housekeeping) in connection with the operation of its programs with the Company providing clinical, operating and compliance management staff and expertise. As the Company expanded the breadth of treatment programs it offers to hospitals, it increased the number of contracts that included management of multiple treatment programs.

         The Company has increased revenues through acquisitions and through internal growth, as well as by adding services, price escalators and increasing volumes at existing contract locations. The increase in contract revenue has primarily been due to the increased range of services offered per contract. For the Company's mental health segment, additional contracts have resulted from the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company's pricing policy of establishing a minimum direct margin threshold for its management contracts.

         The Company through its mental health contract management segment also provides mental health outcomes measurement services primarily to acute care hospital-based programs and free standing psychiatric hospitals. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the range of services provided and the number of patients and are generally paid on a monthly basis.

         Specialized Temporary Nurse Staffing Services

         The Company's acquisition of ProCare, in June 2002, expanded the Company's operations in healthcare services by entering into the specialized temporary nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized temporary nurse staffing service to hospitals with a focus on the labor & delivery, neonatal, ICU, and emergency room areas. The fees received by the Company for its services related to specialized temporary nurse staffing services are paid directly by its client hospitals. Generally, temporary nurse-staffing fees are determined by the number of hours worked and are billed and paid on a weekly basis. Hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on predetermined rates as specified in a fee schedule with the client hospital. As of August 31, 2003, ProCare provided, on a monthly average, in excess of 500 nurses to more than 100 client hospitals. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

         Employee Assistance Programs and Managed Behavioral Health Care
         Services

         Through its subsidiary Horizon Behavioral Services ("HBS"), the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party administrators. Revenues are derived from employee assistance program services ("EAP"), administrative services only services, and at risk managed behavioral health services. Generally fees are paid on a monthly basis.

         Revenues from EAP contracts are typically based on a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services (including child and elder care consultation), referral resource and critical incident debriefings and intervention, and the method(s) in which those services are provided. Each plan is specifically designed to fulfill the clients' needs.

         Revenues for administrative services only contracts relate to the administration of behavioral health benefits and are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per member per month fee applied to the number of eligible members. The client remains financially liable for direct cost associated with providing the medical services. The client is able to benefit from the Company's expertise in clinical case management, the behavioral health professionals employed by the Company, the independent health care providers contracted by the Company at favorably discounted rates and the administrative efficiencies provided by the Company.

         Revenues derived from at risk managed behavioral health care services are primarily affected by the scope of behavioral health benefits provided and the number and type of members covered. Fees are based on a per member per month fee applied to the number of eligible members. The rate is dependent upon the benefit designs and actuarially determined anticipated utilization of the customer's covered members. The Company is responsible for the cost of the medical services provided to the members under these contracts.

         The Company-owned clinics operated in the state of Florida derive income from counseling and therapy services rendered, including providing services to patients who are employees of customers under various EAP or managed care contracts.

         OPERATING EXPENSES

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

         Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

         The primary factors affecting operating expenses for the Company's contract management business in any period is the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

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

         Employee Assistance Programs and Managed Behavioral Health Care

         Operating expenses for the Company's employee assistance programs and managed behavioral health care services are primarily comprised of medical claims from clinical providers and salaries and benefits for its clinical, operations and supporting personnel. Medical claims include payments to independent health care professionals providing services to the covered enrollees under the employee assistance programs and the managed behavioral healthcare contracts offered by the Company.


         RESULTS OF OPERATIONS

         The following table sets forth for the fiscal years ended August 31, 2003, 2002 and 2001, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts and covered lives at the end of each fiscal year.

                                                                 FISCAL YEAR ENDED AUGUST 31,
                                                          --------------------------------------------
                                                             2003             2002             2001
                                                          ----------       ----------       ----------
Revenues ............................................          100.0            100.0            100.0
Cost of services ....................................           78.4             76.7             72.8
                                                          ----------       ----------       ----------

Gross profit ........................................           21.6             23.3             27.2

Selling, general and administrative .................           10.9             10.9             13.2
Provision for doubtful accounts .....................           (0.4)             0.2              1.3
Depreciation and amortization .......................            1.5              2.0              3.5
                                                          ----------       ----------       ----------

Income from operations ..............................            9.6             10.2              9.2

Interest and other income (expense), net ............           (0.2)            (0.1)            (0.3)
                                                          ----------       ----------       ----------

Income before income taxes ..........................            9.4             10.1              8.9

Income tax provision ................................            3.6              3.9              3.6
                                                          ----------       ----------       ----------

Net income ..........................................            5.8%             6.2%             5.3%
                                                          ==========       ==========       ==========

Number of management contracts, end of year .........            142              142              138

Covered lives (000's), end of year ..................          3,327            2,349            2,209

FISCAL YEAR ENDED AUGUST 31, 2003 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2002

         REVENUE. Total revenue increased $22.6 million, or 15.7%, to $166.3 million for the year ended August 31, 2003, as compared to $143.7 million for the year ended August 31, 2002. This increase is primarily attributable to: (1) a full year of temporary nurse staffing service revenue as a result of the acquisition of ProCare, effective June 13, 2002, (2) HBS' acquisitions of EAP International, effective November 1, 2002, and Integrated Insights on July 1, 2003, and (3) a full year of revenue for a significant HBS' managed care contract which commenced April 1, 2002. Specialty Rehab Management also experienced an increase in revenue due to an increase in the number of average locations in operation and in the average revenue per location. The increases were partially offset by a decrease in Horizon Mental Health Management revenue resulting from a decrease in the average number of locations in operation.

         Horizon Mental Health Management

         Revenue associated with the contract management of mental health programs decreased by $4.5 million, or 5.5%, to $76.7 million for the year ended August 31, 2003, as compared to $81.2 million for the year ended August 31, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation from 112.9 for the fiscal year ended August 31, 2002 to 105.7 for the fiscal year ended August 31, 2003, as well as a decrease in psychiatric partial hospitalization programs in operation from 31 for the fiscal year ended August 31, 2002 to 25 for the fiscal year ended August 31, 2003.

         Specialty Rehab Management

         Revenue associated with the contract management of physical rehabilitation services increased by $2.3 million, or 15.2%, to $17.4 million for the year ended August 31, 2003, as compared to $15.1 million for the year ended August 31, 2002. This increase was primarily attributable to the increase in the average number of physical rehabilitation locations in operation from
20.7 for the year ended August 31, 2002 to 22.4 for the year ended August 31, 2003, as well as a 6.5% increase in average revenue per location.

         ProCare One Nurses

         Revenue associated with specialized temporary nurse staffing services was $22.2 million for the year ended August 31, 2003, as compared to $5.3 million for the year ended August 31, 2002. The Company entered into this business segment with the acquisition of ProCare effective June 13, 2002.

         Horizon Behavioral Services

         Revenue associated with the employee assistance program and managed behavioral health care services increased by $7.8 million, or 19.2%, to $48.5 million for the year ended August 31, 2003, as compared to $40.7 million for the year ended August 31, 2002. Increases of $4.7 million and $800,000, respectively, were attributable to the acquisition of EAP International on November 1, 2002 and Integrated Insights on July 1, 2003. A $5.5 million increase resulted from the commencement of a significant managed care contract on April 1, 2002. These increases were partially offset by a decrease of $3.3 million attributable to the termination of a significant managed care contract on December 31, 2002.

         Other Services

         Revenue associated with other services increased by $300,000, or 19.0%, to $1.9 million for the year ended August 31, 2003, as compared to $1.6 million for the year ended August 31, 2002. This increase is primarily attributable to a higher level of PsychScope Phase IV project activity.

          COST OF SERVICES. Total costs of services provided increased $20.1 million, or 18.2%, to $130.4 million for the year ended August 31, 2003, compared to $110.3 million for the year ended August 31, 2002. This increase is primarily attributable to the increased operations resulting from the acquisitions described above, i.e. EAP International and Integrated Insights, and the first full year of operations for ProCare One Nurses. Specialty Rehab Management also experienced a rise in costs as a result of its increase in the average number of locations in operation. These increases were partially offset by a decrease in cost of services in the Company's HMHM subsidiary resulting from the decrease in the average number of locations in operation. As a net result, and also due to change in the percentage of differing margins of the business mix, as a percent of revenue, gross profits decreased to 21.6% for the year ended August 31, 2003 from 23.3% for the year ended August 31, 2002.

         Horizon Mental Health Management

         Cost of services provided associated with contract management of mental health programs decreased by $4.4 million, or 7.9%, to $51.2 million for the year ended August 31, 2003, compared to $55.6 million for the year ended August 31, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation. As a percent of revenue, gross profits increased to 33.2% for the year ended August 31, 2003 from 31.5% for the year ended August 31, 2002.

         Specialty Rehab Management

         Cost of services provided associated with contract management of physical rehabilitation services increased by $1.8 million, or 16.1%, to $13.0 million for the year ended August 31, 2003, compared to $11.2 million for the year ended August 31, 2002. The increase was primarily due to a rise in salary and benefits costs per full time equivalent employee between the periods and an increase in full time equivalent employees necessary to staff several newly opened unit locations, as reflected in the increase in the average number of locations in operation. As a percent of revenue, gross profits decreased to 25.0% for the year ended August 31, 2003 from 26.1% for the year ended August 31, 2002.

         ProCare One Nurses

         Cost of services provided associated with specialized temporary nurse staffing services was $20.0 million for the year ended August 31, 2003, as compared to $4.7 million for the year ended August 31, 2002, primarily due to the year ended August 31, 2003 being the Company's first full year of operations in this segment. As a percent of revenue, gross profits were 9.7% for the year ended August 31, 2003 as compared to 11.0% for the 2.6 months included in the year ended August 31, 2002.

         Horizon Behavioral Services

         Cost of services provided associated with employee assistance program and managed behavioral health care services increased by $8.0 million, or 21.7%, to $44.9 million for the year ended August 31, 2003, as compared to $36.9 million for the year ended August 31, 2002. A $3.5 million increase was attributable to a net increase in medical claims expense associated with the addition of the managed behavioral health care contract described above. An additional $4.2 million increase was the result of the acquisitions of EAP International and Integrated Insights. A $1.0 million increase in the medical claims expense was the result of an increase in existing client utilization and costs per unit of service. As a percent of revenue, gross profits decreased to 7.4% for the year ended August 31, 2003 from 9.2% for the year ended August 31, 2002.

         Other Services

         Costs of services provided associated with other services decreased by $500,000, or 25.0%, to $1.5 million for the year ended August 31, 2003. This compares to $2.0 million for the year ended August 31, 2002, which included higher costs associated with Phase IV PsychScope projects.

         SELLING, GENERAL AND ADMINISTRATIVE. Total selling, general, and administrative expenses, on a net basis, increased $2.4 million, or 15.3%, to $18.1 million for the year ended August 31, 2003, compared to $15.7 million for the year ended August 31, 2002. Salaries, wages and benefits increased approximately $700,000, or 7.5%, for the year ended August 31, 2003 as compared to the year ended August 31, 2002. Commissions increased $320,000 over the same period primarily due to an increase in new contract signings for Specialty Rehab Management, as well as a significant new contract for HMHM. Legal fees and legal settlements (net) increased approximately $770,000 when compared to the same period last year. Primary reasons for this increase include compliance efforts related to HIPAA as well as an increase in estimates for actual and projected legal claims and settlements and related expenses that were and/or may be incurred related to the current fiscal year.

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense for the year ended August 31, 2003 was a net recovery of $615,000 representing a decrease of $909,000 as compared to a net expense of $294,000 for the year ended August 31, 2002. The net recovery is primarily the result of receiving payments related to old receivables, net of legal costs, for amounts expensed in prior periods. This includes the complete recovery of $720,324 in a receivable from a hospital that declared bankruptcy in 1998 of which $600,727 was recorded as a bad debt recovery.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses for the year ended August 31, 2003 were $2.6 million representing a decrease of $200,000 or 7.1% as compared to depreciation and amortization expense of $2.8 million for the year ended August 31, 2002. As a result of the Company's limited capital expenditure requirements, depreciation associated with the acquisition of the NSC and other assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated, thereby resulting in the decrease.

         INTEREST AND OTHER INCOME (EXPENSE), NET. Interest expense, interest income and other income for the year ended August 31, 2003 was a net expense of $296,000 as compared to $110,000 in net expense for the year ended August 31, 2002. This net change is primarily the result of an increase in interest expense of $168,000 related to the increase in the weighted average principal balance outstanding under the credit facility between the periods. The weighted average outstanding credit facility balance for the twelve months ending August 31, 2003 was $10.3 million with an ending balance of $14.0 million. The weighed average outstanding credit facility balance for the corresponding period in the prior fiscal year was $5.1 million with an ending balance of $10.0 million.

         INCOME TAX EXPENSE. Income tax expense for fiscal year 2003 was $6.0 million representing an increase of $400,000 or 7.1 %, as compared to income tax expense of $5.6 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rate for fiscal years 2003 and 2002 was 38.7%.

FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2001

         REVENUE. Total revenue increased $16.0 million, or 12.5%, to $143.7 million for the year ended August 31, 2002, as compared to $127.7 million for the year ended August 31, 2001. This increase is primarily attributable to the increase in Horizon Behavioral Services revenue due to the commencement of a significant managed care contract on April 1, 2002, the acquisition of OHCA on August 1, 2001, and a significant increase in the number of covered lives under an existing managed care contract. In addition, revenue increased in the temporary nurse-staffing segment as a result of the acquisition of ProCare, effective June 13, 2002, and in Specialty Rehab Management due to an increase in the number of average locations in operation.

         Horizon Mental Health Management

         Revenue associated with contract management of mental health programs was essentially level, on a net basis, at $81.2 million for the year ended August 31, 2002 and 2001. Included was an increase of $3.9 million for the year ended August 31, 2002, as compared to the year ended August 31, 2001, primarily due to the acquisition of the contracts of PHM effective October 1, 2001. This increase was offset by a decrease in revenue primarily attributable to the decline in the number of average inpatient psychiatric locations in operation (exclusive of acquired PHM contracts) from 107 for the fiscal year ended August 31, 2001 to 103 for the fiscal year ended August 31, 2002, as well as a decrease in psychiatric partial hospitalization programs in operation from 40 for the fiscal year ended August 31, 2001 to 31 for the fiscal year ended August 31, 2002

         Specialty Rehab Management

         Revenue associated with the contract management of physical rehabilitation services increased by $1.6 million, or 11.9%, to $15.1 million for the year ended August 31, 2002, as compared to $13.5 million for the year ended August 31, 2001. This increase was primarily attributable to the increase in the average revenue per location from $681,000 for the year ended August 31, 2001, to $729,000 for the year ended August 31, 2002, as well as an increase in the average locations in operation from 20 for the year ended August 31, 2001 to 21 for the year ended August 31, 2002.

         ProCare One Nurses

         Revenue associated with the specialized temporary nurse staffing services was $5.3 million for the year ended August 31, 2002 representing 2.6 months of operation. The Company entered into this business segment with the acquisition of ProCare One Nurses, LLC on June 13, 2002.

         Horizon Behavioral Services

         Revenue associated with employee assistance program and managed behavioral health care services increased by $8.6 million, or 26.8%, to $40.7 million for the year ended August 31, 2002, as compared to $32.1 million for the year ended August 31, 2001. Of this increase, $3.7 million was attributable to the commencement of a significant managed care contract on April 1, 2002, $3.8 million was attributable to the acquisition of OHCA on August 1, 2001 and $1.1 million was attributable to an increase of 26,000 covered lives under an existing managed care contract.

         Other Services

         Revenue associated with other services increased by $600,000, or 52.5%, to $1.6 million for the year ended August 31, 2002, as compared to $1.0 million for the year ended August 31, 2001. This increase is primarily attributable to the commencement of two significant PsychScope Phase IV projects during the year ended August 31, 2002, as well as a full year for a significant PsychScope Phase IV project which commenced in August 2001.

         COST OF SERVICES. Total costs of services provided increased $17.4 million, or 18.7%, to $110.3 million for the year ended August 31, 2002, compared to $92.9 million for the year ended August 31, 2001. As a percent of revenue, gross profits decreased to 23.3% for the year ended August 31, 2002 from 27.2% for the year ended August 31, 2001, primarily attributable to the mix of revenues, i.e. a higher percentage of total revenues attributable to the Company's lower margin HBS and ProCare subsidiaries.

         Horizon Mental Health Management

         Costs of services provided associated with the mental health contract management business segment increased by $1.2 million, or 2.2%, to $55.6 million for the year ended August 31, 2002, compared to $54.4 million for the year ended August 31, 2001. This nominal increase was primarily attributable to normal increases in salaries and benefits, purchased services and other operating expenses. As a percent of revenue, the mental health contract management business segment's gross profits decreased to 31.5% for the year ended August 31, 2002 from 33.0% for the year ended August 31, 2001 as a result of the slight increase in cost of services mentioned above.

         Specialty Rehab Management

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

         ProCare One Nurses

         Costs of services provided associated with the specialized temporary nurse staffing services was $4.7 million for the year ended August 31, 2002. The Company entered into this business segment with the acquisition of ProCare One Nurses, LLC effective June 13, 2002. As a percent of revenue, gross profits were 11.0% for the 2.6 months included in the year ended August 31, 2002.

         Horizon Behavioral Services

         Costs of services provided associated with employee assistance program and managed behavioral health care services increased by $8.8 million, or 31.3%, to $36.9 million for the year ended August 31, 2002, compared to $28.1 million for the year ended August 31, 2001. An increase of $3.3 million was primarily attributable to the additional OHCA business acquired effective August 1, 2001 and $4.2 million from the commencement of a significant managed care contract, which had greater than expected utilization. An additional $1.0 million increase was the result of an increase in existing client claims due to a 16.6% increase in the average cost per inpatient day and a 7.9% increase in inpatient days. As a percent of revenue, gross profits decreased to 9.2% for the year ended August 31, 2002 from 12.5% for the year ended August 31, 2001.

         Other Services

         Costs of services provided associated with other services increased by $1.2 million, or 146.5%, to $2.0 million for the year ended August 31, 2002, compared to $819,000 for the year ended August 31, 2001. This increase was primarily attributable to costs associated with three significant Phase IV PsychScope projects.

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

         PROVISION FOR DOUBTFUL ACCOUNTS. The provision for doubtful accounts expense for the fiscal year ended August 31, 2002 was $294,000, representing a lower expense amount of $1.5 million as compared to $1.8 million for the prior fiscal year. The higher expenses in fiscal year 2001 were primarily the result of accruals recorded in the prior period for the outstanding balances related to several contract management agreements in which the contract had terminated, litigation was being pursued and/or the hospital had failed or was expected to fail soon. In addition, recoveries totaling $373,000 related to balances reserved in prior fiscal years for 4 terminated management contracts were received during the year ended August 31, 2002.

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

         NEWLY ISSUED ACCOUNTING STANDARDS

         See Note 2, "Significant Accounting Policies and Estimates" to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of newly issued accounting standards.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company believes that its future cash flows from operations (which was $13.5 million for the year ended August 31, 2003), along with cash of $2.0 million at August 31, 2003, and its $60 million revolving credit facility (of which $40.4 million was available at August 31, 2003 after letter of credit commitments), will be sufficient to cover operating cash requirements over the next 12 months. The Company further believes that its ongoing cash flows from operations (which were $13.5, $14.1, and $12.4 during fiscal yeas 2003, 2002 and 2001, respectively) combined with its relatively low capital expenditure requirements and existing $60 million revolving credit facility, will enable the Company to continue to cover operating cash requirements in future fiscal years. The Company may require additional capital to fund acquisitions.

         Cash used in investing activities was $12.4 million during fiscal year 2003. The expenditures included approximately $7.3 million used to acquire EAP International and Integrated Insights as well as $4.9 million used for the purchase of property and equipment. Of the $4.9 million related to property and equipment, $4.4 million was attributable to the purchase of the Company's National Support Center ("NSC") located in Lewisville, Texas, which occurred effective July 31, 2003. Property and equipment expenditures exclusive of the purchase of the NSC building were approximately $500,000. Property and equipment expenditures for fiscal years 2002 and 2001 were approximately $727,000 and $1.5 million, respectively. The Company anticipates its normal property and equipment expenditures to be approximately $700,000 annually.

         The Company purchased $9.6 million of its common stock during fiscal year 2003. Under the existing credit facility, the Company may repurchase up to an additional $7.5 million of its common stock beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2005. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2003, the company had repurchased 656,659 shares in total of the 800,000 share authorization, which remains in effect.

         Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement. See Note 7, "Long-Term Debt" to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

         The Company has completed various acquisitions as described in Note 4 "Acquisitions" in Notes to Consolidated Financial Statements included elsewhere herein.

         The following table provides aggregate information about the Company's material contractual payment obligations and the fiscal year in which these payments are due:


                                                                       PAYMENTS DUE IN FISCAL YEAR
                                       -------------------------------------------------------------------------------------------
                                                                                                                         2008 &
                                          Total            2004            2005            2006            2007        Thereafter
                                       -----------     -----------     -----------     -----------     -----------     -----------
                                                                               (In thousands)
Long Term Debt Obligations (1)         $14,000,000     $        --     $ 1,400,000     $ 5,600,000     $ 7,000,000     $        --
Interest on Long Term Debt (2)           1,477,420         484,400         484,400         363,300         145,320              --
Commitment Fees-Long Term Debt (3)         342,563         195,750         146,813              --              --              --
Operating Lease Obligations (4)          5,386,794       2,201,156       1,631,923         970,622         358,754         224,339
                                       -----------     -----------     -----------     -----------     -----------     -----------
                                       $21,206,777     $ 2,881,306     $ 3,663,136     $ 6,933,922     $ 7,504,074     $   224,339
                                       ===========     ===========     ===========     ===========     ===========     ===========


(1) At August 31, 2003, the Company had outstanding borrowings of $14.0 million related to its $60.0 million revolving credit facility. The Company will be required to begin making principal payments on the revolving credit facility beginning August 31, 2005, based on outstanding borrowings at June 1, 2005, as described in Note 7 of the consolidated financial statements. The principal payments will be made in eight installments consisting of (a) seven quarterly installments (representing 10% of the outstanding balance at June 1, 2005) beginning August 31, 2005 through February 28, 2007 and (b) the final installment which will be made upon the credit facility termination date of May 31, 2007. This final payment will represent the aggregate amount equal to the loans outstanding. The long-term debt principal payments reflected in the table above assume that the $14.0 million in borrowings at August 31, 2003 remains constant through June 1, 2005. However, the amounts reflected above could change significantly, as the actual payments will ultimately be based on the outstanding borrowings at June 1, 2005.

(2) Projected interest payments reported in the table above were calculated based on outstanding debt of $14.0 million at an interest rate of 3.46% which represents the weighted average interest rate of Company debt at August 31, 2003. Actual interest payments will differ, possibly significantly, as it cannot be assumed that outstanding borrowings will remain at $14.0 million. In addition, future interest payments will be affected by changes in interest rate levels over time, as well as the Company's basis point spread over the base rate as affected by its debt leverage.

(3) Projected commitment fee payments relate to a 0.5% fee paid on the unused portion of the Company's $60.0 revolving credit facility. At August 31, 2003 the Company had $14.0 million in borrowings outstanding under the revolving credit facility. The unused portion is also reduced by approximately $6.9 million relating to various letters of credit expected to be in place during the periods. The revolving credit facility expires on May 31, 2003.

(4) The company leases various office facilities and equipment under operating leases, as described in Note 13 in the notes to the consolidated financial statements. The table above reflects payments through the end of the lease terms currently in place. The significant leases (payments in excess of $100,000 annually) included in the table above have the following terms: (a) San Diego, California, approximately $11,600 per month, will term on June 30, 2004 (b) Blue Bell, Pennsylvania lease, approximately $32,000 per month, will term on October 31, 2004, (c) Lake Mary, Florida, approximately $51,000 per month, will term on January 31, 2006 and (d) Denver, Colorado, approximately $11,700 per month, will term on June 29, 2008. At this time, the Company anticipates the renewal of these leases.

         Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict the amount(s) or timing of future payments, if any. See Note 13 "Commitments and Contingencies" to the Consolidated Financial Statements of the Company included elsewhere herein.

         INFLATION

         The Company's multi-year contracts, which typically include its management contracts and behavioral health contracts, generally provide for annual adjustments in the Company's fees based upon various inflation indexes, thus mitigating the effect of inflation. During the periods covered by this annual report, inflation has had no significant effects on the Company's business.

         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         This discussion should be read in conjunction with Note 2 "Significant Accounting Policies and Estimates" in Notes to Consolidated Financial Statements included elsewhere herein which describes in more detail the Company's significant accounting policies and estimates.

         The Consolidated Financial Statements and accompanying Notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, with the exception of the Company's adoption of FAS 141 and FAS 142 effective September 1, 2001, as described in Note 10, "Goodwill and Other Intangible Assets" included elsewhere herein. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company's senior management has discussed the critical accounting estimates with the Company's audit committee.

         The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances. Management considers an accounting estimate to be critical if:

o it requires assumptions to be made that were uncertain at the time the estimate was made, and

o changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company's consolidated results of operations or financial condition.

         The following presents information about the Company's most critical accounting estimates.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the allowance are amounts past due, in dispute, or a client that the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense. Legal fees expended in the pursuit of the outstanding amounts are considered "recovered" prior to the reversal of any previously written off bad debt.

         MEDICAL CLAIMS: Medical claims payable represents the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are monitored and reviewed monthly and actuarially certified, by an independent third party actuarial firm, on an annual basis. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly. Reserves for these liabilities at August 31, 2003 and 2002 were $2.8 million and $3.3 million, respectively. A 10% increase in the assumed utilization of healthcare services would reduce net income by $1.4 million after tax on an annualized basis. This charge would impact the Company's HBS segment.

         GOODWILL AND INTANGIBLE ASSETS: Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, net of liabilities assumed. Intangibles consist of the separately identifiable intangibles, such as contract valuations, non-competes and trade names. At August 31, 2003, goodwill and intangible assets represented 73% of total assets and exceed in amount the Company's net worth. Contract valuations represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles are being amortized over their expected useful lives. Per the provisions of SFAS No. 142, the Company performs an annual goodwill impairment review, for each business segment as defined in Note 10 "Goodwill and Other Intangible Assets" to the Consolidated Financial Statements, in the third quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable. Indicators the Company consider important which could trigger an impairment review include, without limitation, (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy of the Company's overall the manner or use of the acquired assets or the strategy of the Company's overall business;
(iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period; and (vi) regulatory changes. In assessing the recoverability of the Company's goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of the asset could be different using different estimating methods and assumptions in these valuation techniques resulting in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense may result. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

         RESERVES FOR EMPLOYEE HEALTH BENEFITS: This reserve represents an accrual for estimated health benefit claims incurred, but unpaid or not reported. The accrual is based on a number of factors including historical experience, industry trends and recent claims history and are subject to ongoing revision as conditions might change and as new data may be presented. In estimating the liability for claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Reserves for these liabilities at August 31, 2003 and 2002 were $1,066,314 and $785,000 respectively. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2003 and includes a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

         SELF INSURANCE RESERVES: This reserve represents an accrual for certain general and professional liability claims filed and for claims incurred, but not reported. Estimates of the aggregate or portions of claims pursuant to the Company's self-insurance retentions, and liability for uninsured claims incurred, are determined by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Reserves for these liabilities at August 31, 2003 and 2002 were $1,086,000 and $727,320. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2003 and include a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

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

         At August 31, 2003, the Company had $14.0 million of debt obligations outstanding with a weighted average interest rate of 3.46%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2003, would change interest expense by approximately $48,000 annually. This change amount would be funded out of cash flows from operations, which were approximately $13.5 million for the twelve months ended August 31, 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-26 elsewhere herein, which information is incorporated by reference into this Item 8.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions' rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2003, and based on its evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

         There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 29, 2004 (the "Proxy Statement"). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption "ELECTION OF DIRECTORS".

         Audit Committee Financial Experts

         The Company has determined that the three members of the Audit Committee of the Board of Directors, George E. Bello, James E. Buncher and Donald A. Steen, each qualify as "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, and that each of those individuals is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

         Code Of Ethics

         The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics is available on the Company's Web site at www.horizonhealthcorp.com. The Company intends to post on its Web site any amendments to, or waivers from, its Code of Conduct applicable to such senior officers.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                          AGE                     POSITION
----                          ---                     --------
James K. Newman...........     59     President, Chief Executive Officer and Chairman of the Board
Ronald C. Drabik..........     57     Senior Vice President - Finance and Administration, Chief Financial
                                      Officer, Treasurer and Ethics Compliance Officer
Frank J. Baumann..........     44     Senior Vice President - Operations
Jackie L. James...........     50     Senior Vice President - Operations
David K. White, Ph.D. ....     47     Senior Vice President - Operations
Donald W. Thayer..........     54     Senior Vice President - Acquisitions and Development

         James K. Newman returned from semi-retirement to re-assume the position of President and Chief Executive Officer of the Company on April 28, 2003, a position he held from July 1989 through August 1997. Mr. Newman has served as Chairman of the Board since February 1992. Mr. Newman served as a consultant to the Company from September 1997 through April 2003. Mr. Newman currently serves as a director of Telecare Corporation, a privately held mental health service provider.

         Ronald C. Drabik has been Senior Vice President - Finance and Administration, Chief Financial Officer, Treasurer and Ethics Compliance Officer since July 12, 1999. He was previously Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Cuno, Inc., a multinational manufacturer of filtration products, from 1996 to 1999. He was previously Vice President - Finance for Acme Cleveland, a multinational manufacturer of telecommunications and electronic products, from 1995 to 1996. He also served as President and CEO of Met-Coil Systems Corp., a machine tool manufacturer, from 1993 to 1995.

         Frank J. Baumann has been Senior Vice President - Operations since March 22, 1999. He was President - ProCare One Nurses from June 2002 to October 2003 and continues to have oversight responsibility for that subsidiary. He has been President - Specialty Rehab Management since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a freestanding psychiatric hospital, from August 1994 to November 1996.

         Jackie L. James has been Senior Vice President - Operations and President - Horizon Behavioral Services since April 3, 2003. She was previously President - Western Region for One Health Plan of California, a national HMO, from January 1997 to June 2002. She also served in increasing levels of responsibility with Health Net, a national HMO, as Regional Sales Manager (June 1990 to September 1992), as Executive Director - Central California (September 1992 to September 1994), as Director - Medicare Operations (September 1994 to January 1996) and as Regional Vice President - Network Management (January 1996 to January 1997).

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

         Donald W. Thayer has been Senior Vice President-Acquisitions and Development since September 2003. He formerly served as the Managing Director-Mergers and Acquisitions for B.C. Ziegler and Company from December 2001 to September 2003. From July 2000 to November 2001 he was an independent consultant working under multiple consulting agreements to provide acquisition and development services. Mr. Thayer served as Vice President-Acquisition and Development from July 1978 through July 2000 for Tenet Healthcare Corporation.

         Officers of the Company are elected by the Board of Directors of the Company and serve at the pleasure of the Board of Directors until their respective successors are elected and qualified.


ITEM 11. EXECUTIVE COMPENSATION

         The Company hereby incorporates into this Item 11 by reference to the Proxy Statement the information required by this Item 11 that will appear in the Proxy Statement under the caption "EXECUTIVE COMPENSATION".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets for the a summary of the equity compensation plans offered by the Company:

           EQUITY COMPENSATION PLAN INFORMATION AS OF OCTOBER 28, 2003

                                                                                                       NUMBER OF SECURITIES
                                                                                                     REMAINING AVAILABLE FOR
                                                                                                        FUTURE ISSUE UNDER
                                                  NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                                  BE ISSUED UPON EXERCISE     EXERCISE PRICE OF          PLANS (EXCLUDING
                                                  OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                                    WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (a))
                                                  =======================    ====================    =======================
                                                           (a)                       (b)                       (c)
PLAN CATEGORY
Equity compensation plans approved by security
holders                                                           889,897                  $10.30                    262,090
Equity compensation plans not approved by
security holders                                                       --                      --                         --
                                                  -----------------------    --------------------    -----------------------
Total                                                             889,897                  $10.30                    262,090
                                                  =======================    ====================    =======================

         The Company hereby incorporates into this Item 12 by reference to the Proxy Statement the other information required by this Item 12 that will appear in the Proxy Statement under the caption SECURITY OWNERSHIP BY MANAGEMENT AND PRINCIPAL STOCKHOLDERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         The Company hereby incorporates into this Item 14 by reference to the Proxy Statement the information required by this Item 14 that will appear in the Proxy Statement under the caption APPOINTMENT OF INDEPENDENT AUDITORS.

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

         10.2 - First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.3 - Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 4, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.4 - Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 4, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

         10.5 - Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 29, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

         10.6 - Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.7 - Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit
                  10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.8 - Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.9 - Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.10 - Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

         10.11 - Horizon Health Corporation Bonus Plan Fiscal 2003 (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

         10.12 - Horizon Health Corporation Bonus Plan Fiscal 2004 (filed herewith).

         10.13 - Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

         10.14 - Agreement dated August 31, 1999 between Horizon Health Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

         10.15 - Member Interests Purchase Agreement, dated June 13, 2002, between Horizon Health Corporation, as buyer, and Lara Mac, Steve MacEachern, Vicki Lotz and Obstetrical Nurses, Inc. as sellers (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13, 2002).

         11     - Statement Regarding Computation of Per Share Earnings (filed herewith).

         21     - List of Subsidiaries of the Company (filed herewith).

         23     - Consent of PricewaterhouseCoopers LLP (filed herewith).

         31.1 - Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

         31.2 - Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

         32     - Certification of Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


         (b) The Company filed the following reports on Form 8-K during the last quarter of the period covered by this report.

                  Current report on Form 8-K filed with the Commission on September 30, 2003. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company's 4th quarter and year end financial results on October 21, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: NOVEMBER 14, 2003
                                    HORIZON HEALTH CORPORATION

                                    BY:            /S/ RONALD C. DRABIK
                                        ----------------------------------------
                                                    RONALD C. DRABIK
                                            SENIOR VICE PRESIDENT - FINANCE AND
                                               ADMINISTRATION AND TREASURER
                                               (PRINCIPAL FINANCIAL OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

             SIGNATURE                         CAPACITY                              DATE
--------------------------       -------------------------------------          -----------------
  /s/ JAMES KEN NEWMAN            Director and Chairman of the Board,           November 14, 2003
--------------------------           President and Chief Executive
    James Ken Newman             Officer (Principal Executive Officer)


  /s/ RONALD C. DRABIK            Senior Vice President - Finance and           November 14, 2003
--------------------------           Administration and Treasurer
     Ronald C. Drabik               (Principal Financial Officer)


   /s/ JOHN E. PITTS                  Vice President - Finance                  November 14, 2003
--------------------------        (Principal Accounting Officer)
      John E. Pitts

  /s/ GEORGE E. BELLO                         Director                          November 14, 2003
--------------------------
      George E. Bello

  /s/ JAMES E. BUNCHER                        Director                          November 14, 2003
--------------------------
      James E. Buncher

  /s/ ROBERT A. LEFTON                        Director                          November 14, 2003
--------------------------
     Robert A. Lefton

  /s/ WILLIAM H. LONGFIELD                    Director                          November 14, 2003
--------------------------
      William H. Longfield

   /s/ DONALD E. STEEN                        Director                          November 14, 2003
--------------------------
      Donald E. Steen

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors ............................................     F-2

Consolidated Balance Sheets at August 31, 2003 and 2002 ...................     F-3

Consolidated Statements of Operations
For the Years Ended August 31, 2003, 2002, and 2001 .......................     F-5

Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended August 31, 2003, 2002, and 2001 .......................     F-6

Consolidated Statements of Cash Flows
For the Years Ended August 31, 2003, 2002, and 2001 .......................     F-7

Notes to Consolidated Financial Statements ................................     F-9

                         REPORT OF INDEPENDENT AUDITORS

To Board of Directors and Stockholders of Horizon Health Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2003 and August 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index on page S1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP
-------------------------------
PricewaterhouseCoopers LLP
Dallas, Texas
October 30, 2003

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           August 31,
                                                                  -----------------------------
                                                                      2003             2002
                                                                  ------------     ------------
CURRENT ASSETS:
 Cash and cash equivalents                                        $  1,972,646     $  4,035,560
 Accounts receivable less allowance for doubtful  accounts
    of $1,511,876 and $1,718,530 at August 31, 2003
    and 2002, respectively                                          14,822,144       13,376,983
 Prepaid expenses and supplies                                         628,160          509,601
 Other receivables                                                     382,016          210,907
 Other assets                                                          757,592          695,344
 Income taxes receivable                                               628,422          301,288
 Deferred taxes                                                      2,058,828        2,521,521
                                                                  ------------     ------------

          TOTAL CURRENT ASSETS                                      21,249,808       21,651,204

Property and Equipment, net                                          5,849,832        1,772,879

Goodwill, net of accumulated amortization of  $7,263,000 at
    August 31, 2003 and 2002, respectively                          70,769,863       65,241,477
Contracts, net of accumulated amortization of                     $  4,967,533
    and $10,657,098 at August 31, 2003 and 2002, respectively        3,622,210        3,145,605
Other intangibles, net of accumulated amortization of             $    189,902
    and $20,833 at August 31, 2003 and 2002, respectively              490,252          279,167
Other non-current assets                                               346,743          495,043
                                                                  ------------     ------------

          TOTAL ASSETS                                            $102,328,708     $ 92,585,375
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                August 31,
                                                                       ------------------------------
                                                                           2003              2002
                                                                       ------------      ------------
CURRENT LIABILITIES:
     Accounts payable                                                  $  2,474,281      $  1,476,635
     Employee compensation and benefits                                   6,586,861         6,768,203
     Medical claims payable                                               2,813,470         3,298,773
     Accrued expenses and unearned revenue                                8,125,920         7,208,906
                                                                       ------------      ------------

          TOTAL CURRENT LIABILITIES                                      20,000,532        18,752,517

     Other non-current liabilities                                        1,430,668         1,115,628
     Long-term debt                                                      14,000,000        10,000,000
     Deferred income taxes                                                3,105,946         1,983,743
                                                                       ------------      ------------

          TOTAL LIABILITIES                                              38,537,146        31,851,888
                                                                       ------------      ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY:
     Preferred stock, $.10 par value, 500,000 shares authorized;
          none issued or outstanding                                             --                --
     Common stock, $.01 par value, 40,000,000 shares authorized;
          7,267,750 shares issued and 5,336,545 shares outstanding
          at August 31, 2003, and 7,267,750 shares issued and
          5,468,547 outstanding at August 31, 2002                           72,678            72,678
     Additional paid-in capital                                          20,975,233        20,278,568
     Retained earnings                                                   59,915,318        51,877,878
     Treasury stock                                                     (17,171,667)      (11,495,637)
                                                                       ------------      ------------
                                                                         63,791,562        60,733,487
                                                                       ------------      ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $102,328,708      $ 92,585,375
                                                                       ============      ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years Ended August 31,
                                         ------------------------------------------------
                                             2003              2002              2001
                                         ------------      ------------      ------------
Revenue                                  $166,340,336      $143,721,100      $127,659,827
Cost of services                          130,384,146       110,299,948        92,919,642
                                         ------------      ------------      ------------

Gross profit                               35,956,190        33,421,152        34,740,185

Selling, general and administrative        18,062,433        15,680,619        16,774,954
Provision for doubtful accounts              (614,784)          293,718         1,763,984
Depreciation and amortization               2,581,245         2,778,445         4,510,424
                                         ------------      ------------      ------------

Operating income                           15,927,296        14,668,370        11,690,823

Other income (expense):
     Interest expense                        (401,306)         (233,645)         (638,398)
     Interest income and other                105,612           123,430           266,727
                                         ------------      ------------      ------------

Income before income taxes                 15,631,602        14,558,155        11,319,152
Income tax provision                        6,049,360         5,634,006         4,528,510
                                         ------------      ------------      ------------

Net income                               $  9,582,242      $  8,924,149      $  6,790,642
                                         ============      ============      ============

Earnings per common share:
     Basic                               $       1.83      $       1.66      $       1.21
                                         ============      ============      ============
     Diluted                             $       1.70      $       1.52      $       1.16
                                         ============      ============      ============

Weighted average shares outstanding:
     Basic                                  5,249,781         5,385,777         5,614,566
                                         ============      ============      ============
     Diluted                                5,641,618         5,889,432         5,876,490
                                         ============      ============      ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Common     Additional                                   Treasury
                                                 Stock       Paid-in        Retained      Treasury       Stock,
                                    Shares       Amount      Capital        Earnings       Shares       at Cost         Total
                                 ------------ ------------ ------------    ------------  ------------ ------------  ------------
Balance at August 31, 2000          7,267,750 $     72,678 $ 19,680,700    $ 37,029,017       944,155 $ (7,090,752) $ 49,691,643
 Net Income                                --           --           --       6,790,642            --           --     6,790,642
 Purchase of treasury stock                --           --           --              --     1,103,563   (6,143,533)   (6,143,533)
 Tax benefit associated
  with stock options
  exercised                                --           --      414,558              --            --           --       414,558
 Employee stock purchases                  --           --           --         (37,832)      (23,959)     151,076       113,244
 Exercise of stock options:
    Issuance of treasury
      stock                                --           --           --        (522,220)     (108,610)     778,462       256,242
    Employee surrenders
      for tax payments                     --           --           --              --        30,162     (124,418)     (124,418)
                                 ------------ ------------ ------------    ------------  ------------ ------------  ------------

Balance at August 31, 2001          7,267,750       72,678   20,095,258      43,259,607     1,945,311  (12,429,165)   50,998,378
 Net Income                                --           --           --       8,924,149            --           --     8,924,149
 Tax benefit associated
  with stock options
  exercised                                --           --      183,310              --            --           --       183,310
 Employee stock purchases                  --           --       67,586              --       (12,023)      76,819       144,405
 Exercise of stock options:
    Issuance of treasury
     stock                                 --           --      (67,586)       (305,878)     (134,085)     856,709       483,245

                                 ------------ ------------ ------------    ------------  ------------ ------------  ------------

Balance at August 31, 2002          7,267,750       72,678   20,278,568      51,877,878     1,799,203  (11,495,637)   60,733,487
 Net Income                                --           --           --       9,582,242            --           --     9,582,242
 Purchase of treasury stock                --           --           --              --       656,659   (9,645,540)   (9,645,540)
 Tax benefit associated
  with stock options
  exercised                                --           --      696,665              --            --           --       696,665
 Employee stock purchases                  --           --       69,480              --       (10,774)      84,992       154,472
 Exercise of stock options:
    Issuance of treasury stock             --           --      (69,480)     (1,544,802)     (574,277)   4,844,976     3,230,694
    Employee surrenders for
     tax payments                          --           --           --              --        60,394     (960,458)     (960,458)
                                 ------------ ------------ ------------    ------------  ------------ ------------  ------------

Balance at August 31, 2003          7,267,750 $     72,678 $ 20,975,233    $ 59,915,318     1,931,205 $(17,171,667) $ 63,791,562
                                 ============ ============ ============    ============  ============ ============  ============

          See accompanying notes to consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Years Ended August 31,
                                                                           ----------------------------------------------
                                                                               2003             2002             2001
                                                                           ------------     ------------     ------------
Operating activities:
  Net income                                                               $  9,582,242     $  8,924,149     $  6,790,642
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             2,581,245        2,778,445        4,510,424
    Deferred income taxes                                                     1,584,896          875,706         (731,874)
    Tax benefit associated with stock options exercised                         696,665          183,310          414,558
    Non-cash expenses                                                           (15,250)           5,668          (20,180)
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                                 (592,901)       2,063,015           43,215
    (Increase) decrease in income taxes receivable                             (327,131)        (238,543)         554,654
    (Increase) decrease in other receivables                                   (184,220)        (160,038)          86,923
    (Increase) decrease in prepaid expenses and supplies                        (62,197)          94,791          680,722
    (Increase) decrease in other assets                                        (271,174)        (610,463)         168,138
    Increase (decrease) in accounts payable, employee compensation
      and benefits, medical claims payable, and accrued expenses                222,104          886,343         (912,245)
    Increase (decrease) in other non-current liabilities                        315,040         (664,757)         813,567
                                                                           ------------     ------------     ------------

Net cash provided by operating activities                                    13,529,319       14,137,626       12,398,544
                                                                           ------------     ------------     ------------

Investing activities:
  Purchase of property and equipment                                         (4,948,302)        (726,857)      (1,494,511)
  Proceeds from sale of property and equipment                                   15,250            3,791           32,601
  Payment for purchase of EAP International                                  (3,259,870)              --               --
  Payment for purchase of Integrated Insights                                (4,178,489)              --               --
  Payment for purchase of OHCA, net of cash acquired                                 --               --       (3,499,000)
  Payment for OHCA price adjustment                                                  --          (38,047)              --
  Payment for purchase of contract management business                               --       (2,900,000)              --
  Payment for purchase of ProCare One Nurses, net of cash acquired                   --      (12,149,238)              --
                                                                           ------------     ------------     ------------

Net cash used in investing activities                                       (12,371,411)     (15,810,351)      (4,960,910)
                                                                           ------------     ------------     ------------

Financing activities:
  Payments on long-term debt                                                (72,900,000)     (69,500,000)     (51,600,000)
  Borrowing under lines of credit                                            76,900,000       72,600,000       43,600,000
  Purchase of treasury stock                                                 (9,645,540)              --       (6,143,533)
  Issuance (surrenders) of treasury stock                                     2,424,718          627,650          169,665
                                                                           ------------     ------------     ------------

Net cash provided by (used in) financing activities                          (3,220,822)       3,727,650      (13,973,868)
                                                                           ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents                         (2,062,914)       2,054,925       (6,536,234)
Cash and cash equivalents at beginning of year                                4,035,560        1,980,635        8,516,869
                                                                           ------------     ------------     ------------
Cash and cash equivalents at end of year                                   $  1,972,646     $  4,035,560     $  1,980,635
                                                                           ------------     ------------     ------------

Supplemental disclosure of cash flow information
  Net cash paid (received) during
     the period for:
          Interest                                                         $    397,405     $    155,713     $    614,723
                                                                           ============     ============     ============
          Income taxes                                                     $  4,081,932     $  4,817,165     $  4,397,100
                                                                           ============     ============     ============

                           HORIZON HEALTH CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

                                                           2003 (a)         2002 (b)         2001 (c)
                                                         ------------     ------------     ------------
Non-cash investing activities:
        Fair value of assets acquired                    $  8,886,432     $ 16,563,593     $  4,351,970
        Cash paid                                          (7,641,084)     (15,438,047)      (3,500,000)
                                                         ------------     ------------     ------------
        Liabilities assumed                              $  1,245,348     $  1,125,546     $    851,970
                                                         ============     ============     ============

(a) Consists of the purchase of EAP, International effective November 1, 2002 and the purchase of Integrated Insights effective June 30, 2003. See Note 4.

(b) Consists of the purchase of management contracts of Perspectives Health Management Corporation effective October 1, 2001, an adjustment to the purchase price of Occupational Health Consultants of America and the purchase of ProCare One Nurses effective June 13, 2002. See Note 4.

(c) Acquisition of Occupational Health Consultants of America effective August 1, 2001. See Note 4.

        See accompanying notes to the consolidated financial statements.

                           HORIZON HEALTH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         AUGUST 31, 2003, 2002 AND 2001

1.     ORGANIZATION

       Horizon Health Corporation ("the Company") is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. Through its acquisition of ProCare One Nurses ("ProCare") effective June 13, 2002, the Company also provides specialized temporary nurse staffing services to hospitals. The Company also offers employee assistance programs ("EAP") and behavioral health services under contracts to businesses and managed care organizations. The Company currently has offices in the Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; and Detroit, Michigan metropolitan areas. The Company's National Support Center is in the Dallas suburb of Lewisville, Texas.

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

       Since its formation, the Company has completed 14 acquisitions, including the following five consummated in the last three fiscal years. Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA"). OHCA has been consolidated with the Company as of August 1, 2001. Effective October 1, 2001, the Company purchased all the mental health management contracts of Perspectives Health Management Corporation ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. PHM has been consolidated with the Company as of October 1, 2001. Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC ("ProCare"). ProCare has been consolidated with the Company as of June 13, 2002. Effective November 1, 2002, the company purchased all of the capital stock of Employee Assistance Programs International, Inc. ("EAP International"). EAP International has been consolidated with the Company as of November 1, 2002. Effective June 30, 2003, the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights. Integrated Insights has been consolidated with the Company as of July 1, 2003 (see Note 4).

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

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       CONSOLIDATION: The consolidated financial statements include those of the Company and it's wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

       CASH AND CASH EQUIVALENTS: Cash and cash equivalents primarily include highly liquid investments with original maturities of three months or less when purchased. The carrying amount approximates fair value due to the short maturity of these instruments.

       ALLOWANCES FOR DOUBTFUL ACCOUNTS: The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the allowance are amounts past due, in dispute, or a client which the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense. Legal fees expended in the pursuit of the outstanding amounts are considered "recovered" prior to the reversal of any previously written off bad debt.

       PROPERTY AND EQUIPMENT: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over estimated useful lives. The useful life of the building is estimated to be thirty years. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

       ACCOUNTING FOR INTANGIBLE ASSETS AND GOODWILL: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At August 31, 2003 and 2002, respectively, other identifiable intangible assets, net, consist of contracts (approximately $3,622,210 and $3,145,605), non-compete agreements (approximately $431,655 and $186,112) and trade names (approximately ($58,597 and $93,055). In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 141 "Business Combinations" ("SFAS 141") and SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisitions. These standards require all future business combinations be accounted for using the purchase method of accounting and goodwill not to be amortized, but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001. As a result of implementing these new standards, the Company discontinued the amortization of goodwill as of August 31, 2001.

       Accounting for intangible assets and goodwill requires significant estimates and judgement, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. For each acquisition, a valuation was completed to determine a

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       reasonable purchase price allocation. Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill. The purchase price allocation process requires estimates and judgements as to expectations for the various businesses and business strategies. For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgements used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or an acceleration in amortization expense may result.

       In addition, SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), adopted in 2001, discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company's consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company's financial condition and results of operations.

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

       TREASURY STOCK: The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to Additional Paid in Capital ("APIC"), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings.

       MEDICAL CLAIMS: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported ("IBNR") related to the Company's managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

       RESERVES FOR EMPLOYEE HEALTH BENEFITS: The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company's liability for health insurance is subject to certain individual and aggregate limits. Each month end the Company records an accrued expense for estimated health benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. This accrual estimate is subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs. Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


       SELF-INSURANCE RESERVES: Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to worker's compensation and malpractice liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management's estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

       REVENUE RECOGNITION: Service revenue is generated by the Company's four business segments and recognized in the following three categories:

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

              The fees received by the Company for its services under management contracts are paid directly by its client hospitals. Contract management revenue is based on various criteria such as a fixed fee and/or variable components and may include per diem calculations based on patients per day or for defined periods, the number of admissions or discharges, direct expenses, or any combination of the preceding, depending on the specific contract. Generally, contract fees are paid on a monthly basis.

              Some management contracts include a clause, which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials, which amounts have historically not been significant.

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

              Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  payments, which are calculated on the basis of a per-member/per-month or a per-employee/per-month fee, but also include fee for service payments. For certain capitated managed care contracts the Company is 'at risk' and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties. At August 31, 2003, overall capitated revenue was sufficient to meet these costs.

        (3) Service revenues, generated by ProCare One Nurses are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company's specialized temporary nurse staffing services.

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

       ACCOUNTING FOR INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note 12)

       Based upon the Company's estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that it's deferred tax assets will be realized, resulting in no valuation allowance. At August 31, 2003, the Company had deferred tax liabilities in excess of deferred tax assets of $1,047,118.

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

       RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 8 "Shareholders' Equity" to the consolidated financial statements included elsewhere within this document.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       NEW ACCOUNTING STANDARDS: In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. ("SFAS") 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock-Based Compensation," and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects of SFAS 123 on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required. See note 9 "Stock Options" to the consolidated financial statements included elsewhere within this document.

       In January 2003, the FASB issued FASB Interpretation No.46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company accounts for another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. As of August 31, 2003, the Company does not have a relationship with a variable interest entity. Effective July 31, 2003 with the acquisition of the National Support Center building, the Company no longer has any variable interest entities that fall within the scope of this interpretation.

       In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." ("SFAS 146"). SFAS 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not expect this statement to materially impact its consolidated financial statements.

3.    EARNINGS PER SHARE

       The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", ("SFAS 128"). All prior earnings per share data presented have been restated in accordance with SFAS 128.

       The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:

                                       2003                                 2002                                    2001
                       -----------------------------------  -----------------------------------  -----------------------------------
                       Net Income     Shares    Per Share   Net Income    Shares    Per Share    Net Income    Shares     Per Share
                        Numerator  Denominator   Amount      Numerator  Denominator   Amount     Numerator   Denominator   Amount
                       ----------- ----------- -----------  ----------- ----------- -----------  ----------- ----------- -----------
Basic EPS ...........  $ 9,582,242   5,249,781 $      1.83  $ 8,924,149   5,385,777 $      1.66  $ 6,790,642   5,614,566 $      1.21
                                               ===========                          ===========                          ===========
Effect of dilutive
securities warrants
and options .........                 391,837                              503,655                              261,924
                                  -----------                          -----------                          -----------
Diluted EPS ......... $ 9,582,242   5,641,618 $      1.70  $ 8,924,149   5,889,432 $      1.52  $ 6,790,642   5,876,490 $      1.16
                      =========== =========== ===========  =========== =========== ===========  =========== =========== ===========

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       During 2003, 2002, and 2001 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

  QUARTER ENDED        OPTIONS EXCLUDED     OPTION PRICE RANGE
------------------     ----------------     ------------------
  August 31, 2003         106,500           $   17.01 - $23.75
    May 31, 2003           55,413           $   16.05 - $23.75
 February 28, 2003          6,500           $    16.35 - 23.75
 November 30, 2002         96,700           $    14.51 - 23.75
  August 31, 2002           4,870           $   14.80 - $23.75
    May 31, 2002            4,000           $            23.75
 February 28, 2002          4,000           $            23.75
 November 30, 2001          4,670           $   13.50 - $23.75
  August 31, 2001           4,000           $            23.75
    May 31, 2001           87,250           $    8.92 - $23.75
 February 29, 2001        757,657           $    6.91 - $23.75
 November 30, 2000        805,859           $    5.50 - $23.75

4.     ACQUISITIONS

       HEALTH AND HUMAN RESOURCE CENTER, INC., D/B/A INTEGRATED INSIGHTS

       Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights for approximately $4.3 million. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a limited California Knox-Keene License to operate as a specialized health care plan. The Company accounted for the acquisition of Integrated Insights by the purchase method as required by generally accepted accounting principles. As of August 31, 2003, the allocation of the purchase price exceeded the fair value of Integrated Insights' tangible net assets by $3,923,764, of which $2,610,595 is recorded as goodwill, which is fully deductible for tax purposes, $1,213,169 as service contract valuation and $100,000 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $754,473 and $406,237, respectively. The cash purchase price of approximately $4.3 million was funded by the Company's revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

       EMPLOYEE ASSISTANCE PROGRAMS INTERNATIONAL

       The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. ("EAP International") of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.4 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. The purchase price of approximately $3.4 million exceeded the fair value of EAP International's tangible net assets by $3,549,140 of which $2,674,087 is recorded as goodwill, which is fully deductible for tax purposes, and $628,898 as service contract valuation and $246,155 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $756,697 and $936,586, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operation for any period presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       PROCARE ONE NURSES

       Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC ("ProCare"). ProCare, headquartered in Santa Ana, California, provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Of the purchase price of approximately $12.5 million, $11.5 million was funded by the Company's revolving credit facility and $1.0 million from existing cash. Of the $12.5 million purchase price, the amounts recorded as intangible assets were $10.0 million as goodwill, which is fully deductible for tax purposes, $225,000 as non-compete agreements and $109,000 as trade name value. Proforma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

       CONTRACTS OF PERSPECTIVES HEALTH MANAGEMENT

       Effective October 1, 2001, the Company acquired in an asset purchase the mental health management contracts comprising the contract mental health business of Perspectives Health Management Corporation ("PHM"), a wholly owned subsidiary of Legal Access Technologies, Inc. ("LAT"). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 mental health management contract locations. The management contracts covered 12 inpatient mental health programs, one partial hospitalization mental health program and three intensive outpatient mental health programs. The management contracts constituted all of the business operations of PHM. The purchased price of approximately $2.9 million in cash was funded by the Company's revolving credit facility. Of the $2.9 million purchase price, $2,234,449 is recorded as goodwill, which is fully deductible for tax purposes, and $681,760 as contract valuation. Proforma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

       OCCUPATIONAL HEALTH CONSULTANTS OF AMERICA

       Effective August 1, 2001, the Company acquired all of the outstanding capital stock of Occupational Health Consultants of America, Inc. ("OHCA") of Nashville, Tennessee, and OHCA has been consolidated with the Company as of August 1, 2001. The Company accounted for the acquisition of OHCA by the purchase method. OHCA provides employee assistance programs and other related behavioral health care services to employers. As of August 31, 2002, the allocation of the purchase price exceeded the fair value of OHCA's tangible net assets by $3,469,708, of which $3,126,532 is recorded as goodwill, which is fully deductible for tax purposes, and $343,176 as service contract valuation. Tangible assets acquired and liabilities assumed totaled $917,244 and $848,906, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company's results of operations for the periods presented.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.     PROPERTY AND EQUIPMENT

       Property and equipment consist of the following at August 31:

                                             2003             2002
                                         ------------     ------------
       Land (a)                          $    775,064     $         --
       Building (a)                         3,708,026               --
       Computer hardware                    2,926,290        2,847,200
       Computer software                    1,537,721        1,471,185
       Furniture and fixtures               2,347,006        2,225,413
       Office equipment                     1,476,378        1,368,092
       Transportation (vehicles)               40,446           65,539
       Leasehold improvements                 620,472          579,683
                                         ------------     ------------
                                           13,431,403        8,557,112

       Less accumulated depreciation        7,581,571        6,784,233
                                         ------------     ------------
                                         $  5,849,832     $  1,772,879
                                         ============     ============

       (a) Effective July 31, 2003, the Company purchased the land and building comprising its National Support Center.

              Depreciation expense was $1,046,715, $1,206,704, and $1,393,380 for the years ended August 31, 2003, 2002, and 2001, respectively.

6.     ACCRUED EXPENSES AND UNEARNED REVENUE

       Accrued expenses consisted of the following at August 31:

                                                                     2003             2002
                                                                 ------------     ------------
       Reserve for deferred revenue and contract adjustments     $    411,463     $    235,983
       Reserves for employee health benefits                        1,066,314          785,000
       Reserve for general and professional liability claims        1,086,000          727,320
       Workers compensation self-insured liability and
         401(k) matching funds contributions                        1,001,831          989,468
       Other                                                        3,138,900        3,211,489
                                                                 ------------     ------------
                                                                 $  6,704,508     $  5,949,260
       Unearned revenue                                             1,421,412        1,259,646
                                                                 ------------     ------------
                                                                 $  8,125,920     $  7,208,906
                                                                 ============     ============

7.     LONG-TERM DEBT

       At August 31, 2003 and 2002, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $14.0 million and $10.0 million, respectively. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the "Second Amended Credit Agreement"), with JPMorgan Chase Bank, as Agent, and Bank of America, NA which refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement was originally a five year facility which consisted of a $30 million, three year revolving/two year term credit facility (which had provisions to allow for its expansion to a $50

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       million facility) to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the current agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank Texas as an equal bank participant in the facility.

       The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. The weighted average interest rate on outstanding indebtedness under the credit facility at August 31, 2003, 2002, and 2001 were 3.46%, 4.00%, and 6.65%, respectively. The
       Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005, at which time it converts to a two year amortizing term loan.

       As of October 4, 2002, April 4, 2003 and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, from August 29, 2003 through May 31, 2005, up to $7.5 million for the repurchase of shares.

       The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million during any twelve consecutive monthly periods), without prior bank approval, (iii) certain mergers, consolidations, dividend payments or asset dispositions by the Company or changes of control of the Company, (iv) certain executive management changes at the Company, and (v) material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien on or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of August 31, 2003, the Company was in compliance with the covenants of the agreement.

8.     SHAREHOLDERS' EQUITY

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

       Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two, six-month offering periods which are defined as January 1 - June 30 and July 1 - December 31. Pursuant to the Plan the Company issued 10,774, 12,023, and 23,959 shares of Common Stock from treasury for the fiscal years ended August 31, 2003, 2002, and 2001, respectively.

       TREASURY STOCK

       During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2003, the company had repurchased 656,659 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company's credit facility. A total of 1,078,711 and 493,660 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2003 and August 31, 2002, respectively.

       The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to "APIC", losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. Therefore, on the statement of changes in stockholders' equity, for the year ending August 31, 2002 and 2001, the net difference between the cost price and the option price on the issuance of treasury stock of $305,878 and $560,052, respectively, has been reclassified from Additional Paid in Capital to Retained Earnings. A cumulative net difference of $1,544,347 on the issuance of treasury stock as of August 31, 2000, has been reclassified from Additional Paid in Capital to Retained Earnings.


9.     STOCK OPTIONS

       The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the "Plans." In accordance with the Plans, as amended, 2,981,843 shares of common stock have been reserved for grant to key employees, directors and consultants.

       The exercise prices of the options granted approximated or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant.

       On April 28, 1995 the board of directors created the 1995 Stock Option Plan for Eligible Outside Directors for outside directors owning less than 7.15% of the stock of the Company. 250,000 shares of common stock are reserved for issuance under this plan. This plan has been amended and restated to provide for 15,000 option grants upon initial election as a director. In addition, the Director plan provides for successive annual grants, as of the day of each annual meeting of stockholders of the Company, of options to purchase the number of shares of Common Stock determined by dividing $50,000 by the fair market value per share of the Common Stock on the date of grant. Fair market value is defined as the closing price per share on the NASDAQ National Market. With respect to each such successive annual grant, an Eligible Outside Director has the right to elect to receive stock options for only 50% of such shares as so determined and to also receive the receipt of a fee in the amount of $2,500 for each of the first four meetings of the Board of Directors actually attended by such Eligible Outside Director in the year following the Annual Meeting. Options vest ratably over five years from the date of grant.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       The following table summarizes the status of the Plans:

                                           2003                            2002                             2001
                              ------------------------------   ------------------------------   ------------------------------
                                                Weighted                         Weighted                         Weighted
                                                 Average                         Average                           Average
                                 Options      Exercise Price      Options      Exercise Price      Options      Exercise Price
                              -------------   --------------   -------------   --------------   -------------   --------------
Outstanding at beginning of
  year                            1,453,549   $         7.49       1,283,634   $         5.61       1,322,143   $         5.40
     Granted                        153,000            16.49         319,275            13.41          90,285             4.97
     Exercised                      574,277             5.63         134,085             3.61         108,610             2.36
     Expired or canceled            192,510            11.97          15,275             7.91          20,184             6.32

Outstanding at end of year          839,762   $         9.37       1,453,549   $         7.49       1,283,634   $         5.61

Exercisable at end of year          413,857   $         6.36         828,502   $         5.59         777,796   $         4.88

Available for grant at end
  of year                           344,590               --         351,602               --         255,602               --

       The following table summarizes information about options outstanding under the Plans at August 31, 2003:

                                      Options Outstanding                   Options Exercisable
                            ------------------------------------------   ---------------------------
                                            Weighted
                                             Average       Weighted                      Weighted
                                            Remaining       Average                       Average
                               Number      Contractual      Exercise       Number         Exercise
 Range of Exercise Price     Outstanding       Life          Price       Outstanding       Price
-------------------------   ------------   ------------   ------------   ------------   ------------
$             1.00 - 5.50        240,943           2.87   $       4.11        187,463   $       3.87
              6.75 - 9.75        295,644           4.73           7.47        202,299           7.63
            12.70 - 23.75        303,175           9.03          15.41         24,095          15.02

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

                                                     2003             2002              2001
                                                --------------   --------------   --------------
Net Income, as reported                         $    9,582,242   $    8,924,149   $    6,790,642
Deduct: Total Stock-based employee
        compensation expense determined under
        fair value based method for all
        awards, net of related tax effects             440,405          452,298          411,332
                                                --------------   --------------   --------------
Pro forma net income                            $    9,141,837   $    8,471,851   $    6,379,310

Earnings per share
     Basic
          As reported                           $         1.83   $         1.66   $         1.21
          Pro forma                             $         1.74   $         1.57   $         1.14
     Diluted
          As reported                           $         1.70   $         1.52   $         1.16
          Pro forma                             $         1.62   $         1.44   $         1.09

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    2003        2002        2001
                                  --------    --------    --------
        Risk free interest rate       2.75%        4.2%        5.8%
        Expected life (years)          6.4         6.4         6.4
        Expected volatility           60.0%       47.5%       48.6%
        Expected dividend yield        0.0%        0.0%        0.0%

       In accordance with SFAS 123, the weighted average fair value of options granted during 2003, 2002, and 2001 was $9.76, $7.04, and $2.77 respectively.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

       The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the twelve months ended August 31, 2003 was $1,534,530. During the quarter ended November 30, 2002, there was a $93,000 acceleration of the final portions of contract valuation amortization associated with a 1997 acquisition that has now been fully amortized. During the year ended August 31, 2003, the Company retired five fully amortized contract valuation balances totaling $7,055,026 from its books, which accounts for the net decrease in accumulated amortization between the periods presented on the face of accompanying the balance sheet. The following table sets forth the estimated amortization expense for intangibles subject to amortization for the four succeeding fiscal years.

       For the year ended August 31:  2004                    $   1,428,739
                                      2005                          908,166
                                      2006                          492,910
                                      2007                          443,937
                                      Thereafter                    838,710
                                                              -------------
                                                              $   4,112,462
                                                              =============

       The following table sets forth by business segment of the Company, as described in Note 14 elsewhere herein, the amount of goodwill as of August 31, 2003 that is subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill in the twelve months ended August 31, 2003. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

                                                                 (A)            (B)
                                  Horizon
                                   Mental       Specialty       ProCare        Horizon
                                   Health         Rehab          One          Behavioral
                                 Management*    Management*     Nurses*        Services*    Consolidated
                                ------------   ------------   ------------   ------------   ------------
Balance as of August 31, 2002   $ 16,841,171   $  1,703,665   $  9,744,891   $ 36,951,750   $ 65,241,477
Goodwill acquired during  the
 period                                                            243,704      5,284,682      5,528,386
                                ------------   ------------   ------------   ------------   ------------
Balance as of August 31, 2003   $ 16,841,171   $  1,703,665   $  9,988,595   $ 42,236,432   $ 70,769,863
                                ============   ============   ============   ============   ============

(A) Goodwill adjusted during the period related to a purchase price adjustment of $243,704.

(B) $2,674,087 of goodwill acquired during the period relates to the purchase of EAP International and $2,610,595 relates to the purchase of Integrated Insights (see Note 4).

* See note 14 elsewhere herein, for a description of the Company's business segments.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.    RETIREMENT PLAN

       The Company sponsors a 401(k) plan that covers substantially all employees, subject to certain eligibility requirements. The Company can elect to make matching fund contributions at its discretion, but has historically done so annually. For the years ended August 31, 2003, 2002 and 2001 the Company's contributions were approximately $653,000, $604,000, and $550,000 respectively.


12.    INCOME TAXES

       Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense for the years ended August 31 is comprised of the following components:

               Federal          State           Total
             ------------    ------------    ------------
2003
  Current    $  3,878,055    $    586,409    $  4,464,464
  Deferred      1,422,342         162,554       1,584,896
             ------------    ------------    ------------

             $  5,300,397    $    748,963    $  6,049,360
             ============    ============    ============

2002
  Current    $  4,166,875    $    591,186    $  4,758,061
  Deferred        786,105          89,840         875,945
             ------------    ------------    ------------

             $  4,952,980    $    681,026    $  5,634,006
             ============    ============    ============

2001
  Current    $  4,597,323    $    663,303    $  5,260,626
  Deferred       (657,027)        (75,089)       (732,116)
             ------------    ------------    ------------
             $  3,940,296    $    588,214    $  4,528,510
             ============    ============    ============

       The components of the net deferred tax (liability) asset at August 31 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

                                         2003            2002
                                     ------------    ------------
Contracts                            $    797,966    $    509,236
Goodwill                               (5,222,921)     (3,819,812)
                                     ------------    ------------

Deferred tax liabilities               (4,424,955)     (3,310,576)
                                     ------------    ------------

Accounts receivable                       918,242       1,418,321
Vacation accruals                         597,337         552,536
Fixed assets/intangibles                  516,362         566,082
Miscellaneous accruals                  1,093,883       1,020,246
Net operating loss carryforward           252,013         291,169
                                     ------------    ------------
Deferred tax assets                     3,377,837       3,848,354
                                     ------------    ------------
Net deferred tax (liability) asset   $ (1,047,118)   $    537,778
                                     ============    ============

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At August 31, 2003, the Company had available estimated, unused net operating loss carryforwards for tax purposes of approximately $646,186. These carryforwards, subject to annual utilization limits, may be utilized to offset future years' taxable income and will expire during 2011 if unused prior to that date.

         The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company's effective income tax rate:

                                                             Tax Rate
                                                               2003              2003             2002            2001
                                                           ------------      ------------     ------------     ------------
Federal income taxes based on 35% of book
income                                                             35.0%     $  5,471,061     $  5,095,354     $  3,961,709
Permanent adjustments:
   Meals and entertainment, goodwill and other                      1.0%          150,656          117,269          264,356
      permanent adjustments
   State income taxes and other adjustments                         2.7%          427,643          421,383          302,445
                                                           ------------      ------------     ------------     ------------
                                                                   38.7%     $  6,049,360     $  5,634,006     $  4,528,510
                                                           ============      ============     ============     ============

13.      COMMITMENTS AND CONTINGENCIES

         Property Leases

         The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

                    For the year ending August 31: 2004                  $ 2,201,156
                                                   2005                    1,631,923
                                                   2006                      970,622
                                                   2007                      358,754
                                                   2008 and thereafter       224,339
                                                                         -----------
                                                                         $ 5,386,794
                                                                         ===========

         Rent expense for the years ended August 31, 2003, 2002, and 2001 was $2,580,278, $2,507,278, and $2,282,279, respectively.

         Insurance Risk Retention

         The Company's liability and property risk management program involves a cost-effective balance of insured risks and self-insured retentions. The Company carries general and professional liability, malpractice and liability, comprehensive property damage, workers' compensation, directors and officers and other insurance coverages that management considers cost-effective and reasonable and adequate for the protection of the Company's assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for which the Company's self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

         In late 1999, the Company became aware that a civil qui tam lawsuit brought under the Federal False Claims Act had been filed under seal naming the Company's psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the relators served the complaint in the lawsuit. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges that certain on-site Company personnel acted in concert with other non-Company personnel to improperly inflate certain Medicare reimbursable costs associated with psychiatric services rendered at a Tennessee hospital prior to August 1997. The lawsuit names the hospital, the parent corporation of the hospital and a home health agency as additional defendants. A motion to dismiss filed by the Company has recently denied by the court and the parties have initiated discovery proceedings. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company.

         In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney's Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents relating to one facility in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss possible False Claim Act violations alleged in a sealed qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The Company met with the U.S. Department of Justice in December 2002 and furnished additional information regarding what appear to be the allegations. The qui tam suit remains under seal and the U.S. Government is still considering whether or not it will intervene in the suit. The Company has not been served with the suit. The allegations and the records reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. Eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.

14.      SEGMENT INFORMATION

         The Company has determined that its reportable segments are appropriately based on its method of internal reporting which disaggregates its business by services category in a manner consistent with the Company's consolidated statements of income format. The Company's reportable segments are Horizon Mental Health Management, Specialty Rehab Management, ProCare One Nurses and Horizon Behavioral Services. During the fiscal year ended August 31, 2003, the Company discontinued reporting its smallest segment Mental Health Outcomes as a separate business segment due to its downsizing and integration into Horizon Mental Health Management as a product line and accordingly has restated all previous periods shown. See notes (A) through (D) below for a description of the services provided by each of the identified segments. The Company's business is conducted solely in the United States.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/segment:

                      (A)            (B)             (C)             (D)             (E)
                   Horizon
                    Mental        Specialty         ProCare         Horizon
                    Health          Rehab             One          Behavioral
2003               Management     Management         Nurses         Services         Other          Eliminations      Consolidated
--------------   -------------   -------------   -------------   -------------   --------------    --------------    --------------
Revenues         $  76,727,730   $  17,366,592   $  22,003,025   $  48,348,055   $    1,894,934    $           --    $  166,340,336
Intercompany
  Revenues                  --              --         175,922         183,500               --          (359,422)               --

Cost of
    Services        51,247,277      13,018,385      20,033,944      44,948,172        1,495,790          (359,422)      130,384,146

EBITDA (F)          23,905,519       3,485,493       1,850,269       1,347,754      (12,080,494)               --        18,508,541

Total assets       106,191,383      12,785,558      25,506,154      49,243,626       23,960,880      (115,358,892)      102,328,709


2002
Revenues         $  81,215,651   $  15,117,485   $   5,318,722   $  40,449,170   $    1,620,072    $           --    $  143,721,100
Intercompany
  Revenues                  --              --              --         213,305               --          (213,305)               --

Cost of
    Services        55,641,378      11,175,757       4,735,233      36,931,237        2,029,648          (213,305)      110,299,948

EBITDA (F)          22,176,943       3,388,846         583,491       1,913,791      (10,616,256)               --        17,446,815

Total assets        92,015,367      10,673,441      26,085,151      40,986,293       25,736,513      (102,911,390)       92,585,375

2001
Revenues         $  81,108,905   $  13,455,317   $          --   $  32,033,007   $    1,062,598    $           --    $  127,659,827
Intercompany
  Revenues              (4,371)             --              --         104,711               --          (100,340)               --

Cost of
    Services        54,357,021       9,723,507              --      28,120,599          818,855          (100,340)       92,919,642

EBITDA (F)          23,546,921       2,378,587              --       2,442,495      (12,166,756)               --        16,201,247

Total assets        81,082,381       8,245,106              --      42,680,807       27,259,279       (82,087,890)       77,179,683


(A) Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(B) Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

(C) ProCare One Nurses provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan.

(D) Horizon Behavioral Services provides managed behavioral care and employee assistance programs.

(E) "Other" represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company's primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.

(F) EBITDA is a presentation of "earnings before interest, taxes, depreciation, and amortization." EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the year ended August 31, 2003, 2002 and 2001, consolidated EBITDA is derived by adding depreciation and amortization of $2,581,245, $2,778,445, and $4,510,424, respectively, to the Company's operating income for the same periods of $15,927,296, $14,668,370, and $11,690,823, respectively. Consolidated cash flows from operating, investing, and financing activities for the period ended August 31, 2003 were $12,832,667, ($12,371,411) and ($2,524,167), respectively, for the period ended August 31, 2002 were $13,954,316, ($15,810,351), and $3,910,960, respectively, and for the period ended August 31, 2001 were $11,983,986, ($4,960,910), and ($13,559,310), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

                           HORIZON HEALTH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a summary of unaudited quarterly financial data for fiscal 2003 and 2002:

                                         Operating         Net              Earnings Per Share *
                         Revenues          Income         Income           Basic          Diluted
                       -------------   -------------   -------------   -------------   -------------
Quarter Ended:

 August 31, 2003       $  42,278,140   $   3,995,178   $   2,376,795   $        0.46   $        0.43
 May 31, 2003             40,530,645       3,984,714       2,403,252            0.46            0.43
 February 28, 2003        41,490,144       4,038,190       2,445,723            0.46            0.43
 November 30, 2002        42,041,407       3,909,214       2,356,472            0.44            0.41
                       -------------   -------------   -------------   -------------   -------------
 Total                 $ 166,340,336   $  15,927,296   $   9,582,242   $        1.83   $        1.70
                       =============   =============   =============   =============   =============

 August 31, 2002       $  40,767,732   $   3,843,597   $   2,315,563   $        0.42   $        0.39
 May 31, 2002             35,221,325       3,696,172       2,270,468            0.42            0.38
 February 28, 2002        33,941,704       3,595,599       2,199,139            0.41            0.38
 November 30, 2001        33,790,339       3,533,002       2,138,979            0.40            0.37
                       -------------   -------------   -------------   -------------   -------------
 Total                 $ 143,721,100   $  14,668,370   $   8,924,149   $        1.66   $        1.52
                       =============   =============   =============   =============   =============

        *Amounts may not add due to rounding or independent calculation.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


Schedule II Valuation and Qualifying Accounts.................S-2

                           HORIZON HEALTH CORPORATION

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

                                                          Net Additions
                                                            Charged
                                                          (Recoveries
                                            Balance at    Credited) to    Uncollectible     Balance
                                            Beginning       Costs and        Accounts        at End
                                            Of Period        Expenses*     Written off     of Period
                                           ------------   -------------   -------------   ------------
      Year ended August 31, 2003:
      Allowance for doubtful accounts      $  1,718,529   $   (689,410)   $    482,757    $  1,511,876

      Year ended August 31, 2002:
      Allowance for doubtful accounts      $  2,368,605   $    (30,293)   $   (619,782)   $  1,718,530

      Year ended August 31, 2001:
      Allowance for doubtful accounts      $  2,378,873   $  1,380,943    $ (1,391,212)   $  2,368,604

* Excludes additions charged (recoveries credited) of $74,626, $324,011 and $383,041 related to other receivables for the fiscal years ending 2003, 2002, and 2001.

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
                      Agreement dated as of September 25, 2002 between Horizon
                      Health Corporation and Horizon Mental Health Management,
                      Inc., J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.3          -  Second Amendment to Second Amended and Restated Credit
                      Agreement, dated as of October 4, 2002 between Horizon
                      Health Corporation and Horizon Mental Health Management,
                      Inc., J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.4          -  Third Amendment to Second Amended and Restated Credit
                      Agreement, dated as of April 4, 2003 between Horizon
                      Health Corporation and Horizon Mental Health Management,
                      Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended May 31, 2003).

     10.5          -  Fourth Amendment to Second Amended and Restated Credit
                      Agreement, dated as of August 29, 2003 between Horizon
                      Health Corporation and Horizon Mental Health Management,
                      Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

     10.6          -  Horizon Health Group, Inc. 1989 Stock Option Plan, as
                      amended (incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.7          -  Horizon Mental Health Management, Inc. 1995 Stock Option
                      Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.8          -  Horizon Mental Health Management, Inc. Amended and
                      Restated 1995 Stock Option Plan for Eligible Outside
                      Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.9          -  Horizon Health Corporation 1998 Stock Option Plan as
                      amended (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.10         -  Horizon Health Corporation Employee Stock Purchase Plan
                      (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No.
                      333-91761).

     10.11         -  Horizon Health Corporation Bonus Plan Fiscal 2003
                      (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

     10.12         -  Horizon Health Corporation Bonus Plan Fiscal 2004 (filed herewith).

     10.13         -  Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended May 31, 2003).

     10.14         -  Agreement dated August 31, 1999 between Horizon Health
                      Corporation, Inc. and Ronald C. Drabik regarding severance arrangements (incorporated herein by reference to exhibit
                      10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999).

     10.15         -  Member Interests Purchase Agreement, dated June 13, 2002, between Horizon Health Corporation, as buyer, and Lara
                      Mac, Steve MacEachern, Vicki Lotz and Obstetrical Nurses,
                      Inc. as sellers (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 13,
                      2002).

     11            -  Statement Regarding Computation of Per Share Earnings
                      (filed herewith).

     21            -  List of Subsidiaries of the Company (filed herewith).

     23            -  Consent of PricewaterhouseCoopers LLP (filed herewith).

     31.1          -  Certification of Chief Executive Officer required by
                      Securities and Exchange Commission Rule 13a-14(a) or
                      15d-14(a).

     31.2          -  Certification of Chief Financial Officer required by
                      Securities and Exchange Commission Rule 13a-14(a) or
                      15d-14(a).

     32            -  Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.