Form 10-Q
period 2003-11-30
HORIZON HEALTH CORP /DE/
filed 2004-01-13
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13626

HORIZON HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2293354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Waters Ridge Drive

Lewisville, Texas 75057-6011

(Address of principal executive offices, including zip code)

(972) 420-8200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 23, 2003, was 5,369,910.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM	1. Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30, 2003	August 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,585,051	$1,972,646
Accounts receivable less allowance for doubtful accounts of $1,605,885 at November 30, 2003 and $1,511,876 at August 31, 2003	16,878,079	14,822,144
Prepaid expenses and supplies	1,134,683	628,160
Other receivables	169,454	382,016
Other assets	1,000,329	757,592
Income taxes receivable	71,764	628,422
Deferred taxes	2,093,174	2,058,828

TOTAL CURRENT ASSETS	23,932,534	21,249,808

Property and equipment, net	5,863,127	5,849,832

Goodwill, net of accumulated amortization of $7,263,000 at November 30, 2003 and August 31, 2003	69,889,307	70,769,863
Other indefinite life intangibles	795,988	—
Contracts, net of accumulated amortization of $5,274,014 at November 30, 2003, and $4,967,533 at August 31, 2003	3,315,730	3,622,210
Other intangibles, net of accumulated amortization of $263,095 at November 30, 2003, and $189,902 at August 31, 2003	513,918	490,252
Other non-current assets	259,066	346,743

TOTAL ASSETS	$104,569,670	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	November 30, 2003	August 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$1,774,511	$2,474,281
Employee compensation and benefits	6,043,088	6,586,861
Medical claims payable	2,993,014	2,813,470
Accrued expenses and unearned revenue	9,150,478	8,125,920

TOTAL CURRENT LIABILITIES	19,961,091	20,000,532

Other noncurrent liabilities	1,543,168	1,430,668
Long-term debt	12,500,000	14,000,000
Deferred income taxes	3,405,511	3,105,946

TOTAL LIABILITIES	37,409,770	38,537,146

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,369,910 shares outstanding at November 30, 2003 and 7,267,750 shares issued and 5,336,545 shares outstanding at August 31, 2003	72,678	72,678
Additional paid-in capital	21,487,101	20,975,233
Retained earnings	62,475,117	59,915,318
Treasury stock, at cost, 1,897,840 shares at November 30, 2003 and 1,931,205 shares at August 31, 2003	(16,874,996)	(17,171,667)

	67,159,900	63,791,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,569,670	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended November 30,
	2003	2002
Revenue	$42,046,646	$42,041,407
Cost of services	32,646,792	32,727,409

Gross profit	9,399,854	9,313,998

Selling, general and administrative	4,742,063	4,645,945
Recovery of doubtful accounts	(266,510)	—
Depreciation and amortization	662,436	758,839

Operating income	4,261,865	3,909,214

Other income (expense):
Interest expense	(101,020)	(108,597)
Interest income and other	22,222	31,047

Income before income taxes	4,183,067	3,831,664
Income tax provision	1,602,116	1,475,192

Net income	$2,580,951	$2,356,472

Earnings per common share:
Basic	$.48	$.44

Diluted	$.46	$.41

Weighted average shares outstanding:
Basic	5,366,132	5,344,815

Diluted	5,649,593	5,767,728

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended November 30,
	2003	2002
Operating Activities:
Net income	$2,580,951	$2,356,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	662,436	758,839
Deferred income taxes	265,219	233,678
Tax benefit associated with stock options exercised	511,868	141,022
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,066,676)	(3,755,139)
Decrease in income taxes receivable	556,658	301,288
Decrease (increase) in other receivables	212,497	(1,922)
(Increase) in prepaid expenses and supplies	(506,523)	(599,616)
(Increase) decrease in other assets	(155,061)	124,599
(Decrease) increase in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	(315,959)	(1,243,586)
Increase in income taxes payable	274,965	801,859
Increase in other non-current liabilities	112,500	224,019

Net cash provided by (used in) operating activities	2,132,875	(658,553)

Investing activities:
Purchase of property and equipment	(295,990)	(116,568)
Payment for purchase of EAP International, net of cash acquired	—	(3,231,192)

Net cash used in investing activities	(295,990)	(3,347,760)

Financing Activities:
Payments on long term debt	(9,800,000)	(4,800,000)
Proceeds from long term borrowings	8,300,000	9,800,000
Purchase of treasury stock	—	(2,649,228)
Cash provided from issuance of treasury stock	275,520	135,146
Surrenders of treasury stock	—	(204,126)

Net cash (used in) provided by financing activities	(1,224,480)	2,422,814

Net increase (decrease) in cash and cash equivalents	612,405	(1,724,521)
Cash and cash equivalents at beginning of period	1,972,646	4,035,560

Cash and cash equivalents at end of period	$2,585,051	$2,311,039

Non-cash investing activities (a):
Fair value of assets acquired	$—	$4,231,799
Cash paid	—	(3,350,000)

Liabilities assumed	$—	$881,799

(a)	Consists of the purchase of EAP International effective November 1, 2002. See Note 4.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”) is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of mental health and physical rehabilitation programs, offered by general acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company also provides specialized temporary nurse staffing services to hospitals. The Company also offers employee assistance programs (“EAP”) and managed behavioral health services under contracts to businesses and managed care organizations. The Company currently has offices in the Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; and Detroit, Michigan metropolitan areas. The Company’s National Support Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheet at November 30, 2003, the consolidated statements of operations for the three months ended November 30, 2003 and 2002, and the consolidated statements of cash flows for the three months ended November 30, 2003 and 2002 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2003. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of November 30, 2003, and the results of operations for the three months ended November 30, 2003 and 2002.

Operating results for the three-month period is not necessarily indicative of the results that may be expected for a full year or portions thereof.

In January 2003, the FASB issued FASB Interpretation No.46, “Consolidation of Variable Interest Entities” (“FIN 46”) which changes the criteria by which one company accounts for another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. As of August 31, 2003, the Company does not have a relationship with a variable interest entity. Effective July 31, 2003 with the acquisition of the National Support Center building, the Company no longer has any variable interest entities that fall within the scope of this interpretation.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 148, “Accounting for Stock-Based Compensation Transition and Disclosure”. This statement amends SFAS 123, “Accounting for Stock-Based Compensation”, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects of SFAS 123 on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required. See Note 6 “Stock Options” to the consolidated financial statements included elsewhere within this document.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

2.	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The actual results experienced by the Company may differ materially from management’s estimates.

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. In the Company’s opinion, the significant accounting policies most important to aid in understanding its financial results are the following:

Consolidation: The consolidated financial statements include those of the Company and it’s wholly-owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents: Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased. The carrying amount approximates fair value due to the short maturity of these instruments.

Allowances for Doubtful Accounts: The Company maintains allowances for doubtful accounts for estimated losses which may result from the inability of its customers to make required payments. Allowances are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue. Factors taken into consideration in estimating the allowance are amounts past due, in dispute, or a client that the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company increases the allowances for doubtful accounts by recording additional expense. Legal fees expended in the pursuit of the outstanding amounts are considered “recovered” prior to the reversal of any previously written off bad debt.

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

Accounting for Intangible Assets and Goodwill: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. With the exception of certain indefinite life intangible assets (which are not amortized but are subject to impairment testing), costs allocated to identifiable intangible assets are generally amortized on a straight-line basis, over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.

Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles primarily includes the fair value of trade names and non-compete agreements, which are being amortized over their expected useful lives. At November 30, 2003 and August 31, 2003, respectively, other identifiable intangible assets, net, consisted of customer contracts ($3,315,729 and $3,622,210), non-compete agreements ($463,693 and $431,655) and trade names ($50,226 and

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

$58,597). As part of the acquisition of Integrated Insights effective June 30, 2003 (See Note 6 to the Consolidated Financial Statements included elsewhere herein) the company acquired a Knox Keene license which is classified as an indefinite life intangible asset. The license was valued at $795,988 at the date of acquisition and is not subject to amortization.

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

In addition, SFAS 142, adopted in 2001, discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

Treasury Stock: The Company accounts for treasury stock using the cost method. Gains on sales of treasury stock are credited to Additional Paid in Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings.

Medical Claims: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

Reserves for Employee Health Benefits: The Company retains a significant amount of self-insurance risk for its employee health benefits. The Company maintains stop-loss insurance such that the Company’s liability for health insurance is subject to certain individual and aggregate limits. Each month end the Company records an accrued expense for estimated health benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. This accrual estimate is subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs. Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

Self-Insurance Reserves: Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to worker’s compensation and malpractice liability claims. Self-insurance claims filed and claims incurred but not

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Revenue Recognition: Service revenue is generated by the Company’s four business segments and recognized in the following three categories:

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

Revenues are derived from EAP services, administrative services only contracts and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, or a per-employee / per-month fee, but also includes fee for service payments. For certain capitated managed care contracts the Company is ‘at risk’ and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties. At November 30, 2003, overall capitated revenue was sufficient to meet these costs.

(3)	Service revenues, generated by ProCare One Nurses are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company’s specialized temporary nurse staffing services.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Earnings Per Share: Earnings per share has been computed in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that may occur if the Company’s in the money stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

Accounting for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Based upon the Company’s estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance. At November 30, 2003, the Company had deferred tax liabilities in excess of deferred tax assets of $1,312,337.

The Company evaluates quarterly the realizability of its deferred tax assets and accordingly adjusts its valuation allowance, if any, as necessary. The factors used to assess the likelihood of realization include the Company’s estimates of future taxable income and available tax initiatives that could be reasonably implemented to assure realization of the net deferred tax assets. The Company has used various appropriate tax initiatives and alternative tax treatments to realize or to renew net deferred tax assets in order to avoid the potential loss of tax benefits.

Failure to achieve forecasted taxable income amounts might affect the ultimate realization of all or portions of net deferred tax assets. Factors that may affect the Company’s ability to achieve sufficient forecasted taxable income include general business conditions, increased competition, a change in Medicare or Medicare reimbursement, an increase in medical services utilization, etc., resulting in a decline in sales or margins.

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

The Company has adopted the provisions of SFAS 128, “Earnings Per Share”. All prior earnings per share data presented have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2003			2002
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the three months ended November 30,
Basic EPS	$2,580,951	5,366,132	$.48	$2,356,472	5,344,815	$.44

Effect of Dilutive Securities Options		283,461			422,913

Diluted EPS	$2,580,951	5,649,593	$.46	$2,356,472	5,767,728	$.41

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During the quarters ended November 30, 2003 and 2002, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended November 30, 2003 excluded 10,571 shares subject to options, with exercise prices ranging from $21.00 to $23.75. The computation for the quarter ended November 30, 2002 excluded 96,700 shares subject to options, with exercise prices ranging from $14.51 to $23.75.

4.	STOCK OPTIONS

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Plans”. In accordance with the Plans, as amended, 2,981,843 shares of common stock were reserved for grant to key employees, directors and consultants.

The exercise prices of the options granted equaled or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, relating to stock-based employee compensation.

	Three Months Ended November 30,
	2003	2002
Net Income, as reported	$2,580,951	$2,356,472
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	182,384	78,618

Pro forma net income	$2,398,567	$2,277,854

Earnings per share:
Basic-as reported	$.48	$.44

Basic-pro forma	$.45	$.43

Diluted-as reported	$.46	$.41

Diluted-pro forma	$.42	$.39

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	ACQUISITIONS

Health and Human Resource Center, d/b/a Integrated Insights

Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights for approximately $4.3 million. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a limited California Knox-Keene License to operate as a specialized health care plan. The Company accounted for the acquisition of Integrated Insights by the purchase method as required by generally accepted accounting principles. As of November 30, 2003, the allocation of the purchase price exceeded the fair value of Integrated Insights’ tangible net assets by $3,925,249, of which $1,719,233 is recorded as goodwill, which is fully deductible for tax purposes, $1,213,169 as service contract valuation, $795,988 as a license valuation and $196,859 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $754,473 and $407,722, respectively. The cash purchase price of approximately $4.3 million was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any periods presented.

Employee Assistance Programs International

The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. (“EAP International”) of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.4 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. The purchase price of approximately $3.4 million exceeded the fair value of EAP International’s tangible net assets by $3,549,140 of which $2,684,893 is recorded as goodwill, which is fully deductible for tax purposes, and $628,898 as service contract valuation and $246,155 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $756,697 and $947,392, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operation for any period presented.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at November 30, 2003 and August 31, 2003:

	November 30, 2003	August 31, 2003
Land	$775,064	$775,064
Building	3,708,026	3,708,026
Computer Hardware	2,488,785	2,926,290
Computer Software	1,546,874	1,537,721
Furniture and Fixtures	2,356,780	2,347,006
Office Equipment	1,319,986	1,476,378
Transportation (Vehicles)	40,446	40,446
Leasehold Improvements	621,617	620,472

	12,857,578	13,431,403
Less Accumulated Depreciation	6,994,451	7,581,571

	$5,863,127	$5,849,832

Depreciation expense for the three months ended November 30, 2003 and 2002 totaled $282,762 and $291,395, respectively. Fully depreciated assets, which are no longer in service, are routinely retired from the Company’s balance sheet.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations be accounted for using the purchase method of accounting and that goodwill and certain indefinite life intangible assets not be amortized, but instead are to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001.

The recorded value of the Knox Keene License, the Company’s indefinite life intangible asset, which is not subject to amortization, was $795,988 and zero at November 30, 2003 and August 31, 2003, respectively. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the three months ended November 30, 2003 and 2002 was $379,674 and $467,445, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in the 2004 fiscal year and for each of the four succeeding fiscal years.

Nine months ending August 31, 2004	$1,105,567
For the year ending August 31, 2005	948,523
For the year ending August 31, 2006	492,910
For the year ending August 31, 2007	443,937
For the years ending August 31, 2008 and thereafter	838,711

$3,829,648

The following table sets forth by business segment of the Company, as described in Note 11 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2003 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets in the three months ended November 30, 2003. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services (1)	Consolidated
Goodwill as of August 31, 2003	$16,841,171	$1,703,665	$9,988,595	$42,236,432	$70,769,863
Goodwill adjusted during the period				(880,556)	(880,556)
Certain indefinite life intangible asset acquired during the period				795,988	795,988

Goodwill and certain indefinite life intangible asset as of November 30, 2003	$16,841,171	$1,703,665	$9,988,595	$42,151,864	$70,685,295

See Note 11, elsewhere herein, for a description of the Company’s business segments.

(1)	Goodwill adjusted during the period relates to reclassifications to other intangibles related to the purchase of Integrated Insights, which was acquired effective June 30, 2003 and purchase price allocation adjustments related to the purchase of EAPI. Certain indefinite life intangible assets adjusted during the period relate to reclassifications from goodwill related to the valuation of the Company’s Knox Keene License.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	LONG-TERM DEBT

At November 30, 2003 and August 31, 2003, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $12.5 million and $14.0 million, respectively. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA which refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement is a five year facility which consisted of a $30 million, three year revolving/two year term credit facility (which has provisions to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the current agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank of Texas as an equal bank participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At November 30, 2003 the weighted average interest rate on outstanding indebtedness under the credit facility was 3.31%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005, at which time it converts to a two year amortizing term loan.

As of October 4, 2002 and April 4, 2003, and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, from August 29, 2003 through May 31, 2005, up to $7.5 million for the repurchase of shares, and the Company has not repurchased any shares since the last amendment.

The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $10.0 million or cumulative acquisitions not in excess of $25.0 million during any twelve consecutive monthly periods), without prior bank approval, (iii) certain mergers, consolidations, dividend payments or asset dispositions by the Company or changes of control of the Company, (iv) certain executive management changes at the Company, and (v) a material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien on or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company. As of November 30, 2003, the Company was in compliance with the covenants of the agreement.

9.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Nine months ending August 31, 2004	$1,669,371
For the year ending August 31, 2005	1,643,933
For the year ending August 31, 2006	970,622
For the year ending August 31, 2007	358,754
For the years ending August 31, 2008 and thereafter	224,339

$4,867,019

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Rent expense for the three months ended November 30, 2003 and 2002 totaled $656,860 and $608,175, respectively.

Insurance Risk Retention

The Company’s liability and property risk management program involves a cost-effective balance of insured risks and self-insured retentions. The Company carries general and professional liability, malpractice and liability, comprehensive property damage, workers’ compensation, directors and officers and other insurance coverages that management considers cost-effective and reasonable and adequate for the protection of the Company’s assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for which the Company’s self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

Legal Proceedings

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

During the quarter, there were no significant developments in connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company’s insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company’s insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company’s business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company’s reputation and business.

10.	SHAREHOLDER’S EQUITY

Common Stock

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The purpose of the Plan, which became effective January 1, 2000, is to provide employees of the Company and its subsidiaries the opportunity to acquire an ownership interest in the Company through the purchase of Common Stock at a discount to current market prices. The Plan offers eligible employees the ability to purchase Company stock at a 15% discount to the current market price at designated periods.

Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two, six-month offering periods which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 10,774 and 12,023 shares of Common Stock from treasury for the fiscal years ended August 31, 2003 and 2002, respectively.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As of August 31, 2003, the company had repurchased 656,659 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and or other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company’s credit facility. A total of 1,112,076 and 1,078,711 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of November 30, 2003 and August 31, 2003, respectively.

The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to additional paid in capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. For the three months ended November 30, 2003 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $21,151 which has been reclassified from APIC to retained earnings.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	SEGMENT INFORMATION

The Company has determined that its reportable segments are appropriately based on its method of internal reporting which disaggregates its business by service category in a manner consistent with the Company’s consolidated statements of income format. The Company’s reportable segments are Horizon Mental Health Management, Specialty Rehab Management, ProCare One Nurses and Horizon Behavioral Services. During the fiscal year ended August 31, 2003, the Company discontinued reporting its smallest segment Mental Health Outcomes as a separate business segment due to its downsizing and integration into Horizon Mental Health Management as a product line and accordingly has restated previous periods shown. See notes (A) through (D) below for a description of the services provided by each of the identified segments. The Company’s business is conducted solely in the United States.

The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

	(A)	(B)	(C)	(D)	(E)
	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services	Other	Eliminations	Consolidated
Three months ended November 30, 2003

Revenues	$19,476,987	$4,707,644	$4,560,748	$13,079,587	$221,680	$—	$42,046,646
Intercompany Revenues	—	—	26,922	44,950	—	(71,872)	—
Cost of Services	12,915,932	3,701,612	4,175,946	11,740,953	184,221	(71,872)	32,646,792
EBITDA (F)	6,075,424	784,550	446,478	991,371	(3,373,522)	—	4,924,301
Total Assets	107,607,425	13,408,890	25,623,589	48,938,910	22,188,524	(113,197,668)	104,569,670

Three months ended November 30, 2002
Revenues	$19,491,083	$4,393,886	$5,701,385	$11,860,294	$594,759	$—	$42,041,407
Intercompany Revenues	—	—	37,548	23,204	—	(60,752)	—
Cost of Services	13,175,861	3,164,478	5,141,911	10,863,226	442,685	(60,752)	32,727,409
EBITDA (F)	5,575,078	969,492	547,616	417,363	(2,841,496)	—	4,668,053
Total Assets	98,805,113	11,483,867	25,973,424	44,911,348	23,636,231	(106,583,344)	98,226,639

(A)	Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.
(B)	Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.
(C)	ProCare One Nurses provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan.
(D)	Horizon Behavioral Services provides employee assistance programs and managed behavioral care.
(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.
(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended November 30, 2003, and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $662,436, and $758,839, respectively, to the Company’s operating income for the same periods of $4,261,865, and $3,909,214, respectively. Consolidated cash flows from operating, investing, and financing activities for the three months ended November 30, 2003 were $2,132,875, ($295,990), and ($1,224,480), respectively, for the three months ended November 30, 2002 were ($658,553), ($3,347,760), and $2,422,814, respectively, and are represented on the Statement of Cash Flows elsewhere herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon Health Corporation is a diversified health care services provider. The Company has grown both internally and through acquisitions, increasing both the variety of its contract services and the number of its contracts. The Company is (i) a contract manager of mental health and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, (ii) a provider of specialized temporary nurse staffing services for general hospitals, and (iii) a provider of employee assistance programs and behavioral health care services to businesses and managed care organizations. At November 30, 2003, Horizon had 107 mental health program management contracts and 36 physical rehabilitation program management contracts relating to hospitals located in 37 states; 110 CQI+ mental health outcomes measurement contracts; and 1,164 contracts to provide employee assistance programs and managed care mental health services covering in excess of 3.4 million lives. During the quarter ended November 30, 2003, Horizon’s ProCare One Nurses subsidiary provided, on a monthly average, approximately 400 nurses to 90 general acute care hospitals primarily located in California and Michigan.

The Company plans to enhance its position as the leader (based on market share) in the contract management of mental health programs and its growing position in the contract management of physical rehabilitation programs. A significant challenge in marketing mental health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals. With the June 13, 2002 acquisition of ProCare One Nurses, the Company expanded its hospital services offerings. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering employee assistance programs and managed behavioral health care services to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members.

See Note 11 to the Consolidated Financial Statements included elsewhere herein, for additional information concerning the business segments of the Company.

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

The Company has increased revenues through internal growth, as well as price escalators and higher census levels at existing contract locations. For the Company’s mental health segment, additional contracts have resulted from the increased demand for geropsychiatric services as general hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company’s pricing policy of establishing a minimum direct margin threshold for its management contracts.

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

The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, mental health and physical rehabilitation facilities and reimbursement for the services offered by such facilities. These regulations impact the development and operation of mental health and physical rehabilitation programs managed by the Company for its client hospitals. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the mental health or physical rehabilitation sectors.

The Balanced Budget Refinement Act of 1999 mandates that a Prospective Payment System (“PPS”) for inpatient psychiatric services be developed. The system is to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system.

The law outlined that the Secretary shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed. On November 28, 2003, CMS published proposed rules for a psychiatric inpatient PPS. CMS is accepting comments on the proposed rules for 60 days. Following a review of comments submitted to CMS, they indicated they intend to publish final rules for the psychiatric inpatient PPS. The proposed rules also indicate that CMS intends to implement the final rules by April 1, 2004, but stated that this may not be possible. The proposed rules provide for a per diem system to be phased in over a four-year period. The proposed per diem would have patient adjustments made based on age, diagnosis, and comorbidities. The proposed per diem would have facility adjustments based on wage index, rural designation, and teaching designation. In addition the proposed per diem is increased in days 1 through 8 of the patient’s stay. At this time the Company does not know what effect, if any, such proposed prospective payment system might have on its operations in its final form, if and when adopted, because the rules are preliminary and subject to modification.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). PPS for Partial Hospitalization Programs (“PHP”) was generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, increases from a wage-adjusted $240 per day which was effective for 2003 to $287 effective January 1, 2004. Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Improvement and Modernization Act of 2003. Effective January 1, 2006, they will operate under a PPS unless the current law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt Distinct Part Units (“DPU’s”) under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to PPS.

CMS published proposed rules in the September 9, 2003 Federal Register to modify exemption criteria for acute rehabilitation services. The proposed rule reduces the required percentage of patients in a given program that must be admitted with a specific qualifying medical condition from 75% to 65%. The proposed rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet a specific qualifying medical condition required to meet the new 65% threshold. The proposed rules are subject to a public comment period, which ended on November 3, 2003, and are subject to possible subsequent modification. Recent Congressional activity, changes in CMS leadership, and activity by trade associations and lobbying groups relative to the proposed rules have resulted in unofficial indications from authoritative sources of possible modifications to the proposed rules and delays in the implementation. If passed in their current form, the proposed rules could have an adverse effect on the rehabilitation programs managed by the Company.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This law contains provisions that allow Critical Access Hospitals (“CAHs”) to open and operate a 10 bed psychiatric DPU, a 10-bed rehabilitation DPU, or both, which previously was not allowed. CAHs qualifications include that they must be in a designated rural area, meet certain distance requirements from other hospitals, have 25 beds or less, (excluding the DPU’s listed above) and have an average length of stay for the non-DPU beds of 96 hours or less. A CAH will have the ability to treat psychiatric and rehabilitation patients for the clinically appropriate period of time based on the patient’s acuity independent of the 96-hour rule.

Specialized Temporary Nurse Staffing Services

The Company’s acquisition of ProCare, in June 2002, expanded the Company’s operations in healthcare services by entering into the specialized temporary nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized temporary nurse staffing service to hospitals with a focus on the labor & delivery, neonatal, ICU, and emergency room areas. The fees received by the Company for its services related to specialized temporary nurse staffing services are paid directly by its client hospitals. Generally, temporary nurse-staffing fees are determined by the number of hours worked and are billed and paid on a weekly basis. Hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on predetermined rates as specified in a fee schedule with the client hospital.

Employee Assistance Programs and Managed Behavioral Health Care Services

Through its subsidiary Horizon Behavioral Services (“HBS”), the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and at risk managed behavioral health services. Generally fees are paid on a monthly basis.

Revenues from EAP contracts are typically based on a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services (including child and elder care consultation), referral resource and critical incident debriefings and intervention, and the method(s) in which those services are provided. Each plan is specifically designed to fulfill the clients’ needs.

Revenues for administrative services only contracts relate to the administration of behavioral health benefits and are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per-member, per-month fee applied to the number of eligible members. The client remains financially liable for direct cost associated with providing the medical services. The client is able to benefit from the Company’s expertise in clinical case management, the behavioral health professionals employed by the Company, the independent health care providers contracted by the Company at favorably discounted rates and the administrative efficiencies provided by the Company.

Revenues derived from at risk managed behavioral health care services are primarily affected by the scope of behavioral health benefits provided and the number and type of members covered. Fees are based on a per-member, per-month fee applied to the number of eligible members. The rate is dependent upon the benefit designs and actuarially determined anticipated utilization of the customer’s covered members. The Company is responsible for the cost of the medical services provided to the members under these contracts.

The Company-owned clinics operated in the state of Florida derive income from counseling and therapy services rendered, including providing services to patients who are employees of customers under various EAP or managed care contracts.

Operating Expenses

In addition to the respective primary expense factors described below, other operating expenses generally incurred by each of the Company’s business segments include items such as training, continuing professional education and credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes, as well as bad debt expense.

Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

The primary factors affecting operating expenses for the Company’s contract management business in any period is the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

Specialized Temporary Nurse Staffing Services

The primary factor affecting operating expenses for the Company’s specialized temporary nurse staffing business in any period is the number of shifts filled in the period and the mix of wage rates, including overtime, for the placed nurses. Operating expenses consist primarily of salaries and benefits paid to the Company’s nursing pool.

Employee Assistance Programs and Managed Behavioral Health Care

Operating expenses for the Company’s employee assistance programs and managed behavioral health care services are primarily comprised of medical claims from clinical providers and salaries and benefits for its clinical, operations and supporting personnel. Medical claims include payments to independent health care professionals providing services to the covered enrollees under the employee assistance programs and the managed behavioral healthcare contracts offered by the Company.

SUMMARY STATISTICAL DATA

	November 30, 2003	August 31, 2003	August 31, 2002	August 31, 2001
Number of Contract Locations (1):
Contract locations in operation	133	127	131	124
Contract locations signed and unopened	10	15	11	14

Total contract locations	143	142	142	138

Services Covered by Contracts in Operation (1):
Inpatient	132	126	127	123
Partial hospitalization	22	25	31	40
Outpatient	21	21	21	17
Home health	2	3	3	3
CQI+	110	113	158	160

Types of Treatment Programs in Operation (1):
Geropsychiatric	85	87	106	109
Adult psychiatric	47	48	44	45
Substance abuse	4	4	2	1
Physical rehabilitation	37	32	28	24
Other mental health	8	8	2	4

EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’S)	3,446	3,331	2,349	2,209

Nursing Services
As of November 30, 2003, the Company’s temporary nurse staffing subsidiary provided, on a monthly average, approximately 400 nurses to 90 different general acute care hospitals.

(1)	Includes only the Company’s mental health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2003 and 2002, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended November 30,
	2003	2002
Revenues	100.0%	100.0%
Cost of Services	77.6	77.8

Gross Profit	22.4	22.2
Selling, general and administrative	11.3	11.1
Provision for doubtful accounts	(0.6)	—
Depreciation and amortization	1.6	1.8

Income from operations	10.1	9.3
Interest and other income (expense), net	(0.2)	(0.2)

Income before income taxes	9.9	9.1
Income tax provision	3.8	3.5

Net income	6.1%	5.6%

Three Months Ended November 30, 2003 Compared to the Three Months Ended November 30, 2002

Revenue. Total revenue was $42.0 million for the three months ended November 30, 2003, as well as for the three months ended November 30, 2002. Revenue for Horizon Behavioral Services increased $1.2 million, on a net basis, as a result of additional revenues associated with the acquisitions of EAPI and Integrated Insights (see Note 3 “Acquisitions” to the Consolidated Financial Statements included elsewhere herein) which were partially offset by the loss in revenues associated with the termination of a significant managed care contract. Additionally, a decrease in revenue for ProCare One Nurses of $1.1 million was the result of a significant industry wide decline in the number of temporary nurse placements between the periods.

Horizon Mental Health Management

Revenue associated with contract management of mental health programs was essentially level, on a net basis, at $19.5 million for the three months ended November 30, 2003 and 2002. When comparing the two periods, there was a decrease in the number of average inpatient psychiatric locations in operation from 107.1 to 104.7 for the three months ended November 30, 2002 and 2003, respectively which was partially offset by a 2.3% increase in the average revenue per location. The increase in average revenue per location in operation is primarily due to the recognition of approximately $700,000 in revenue generated by a significant consulting project. This increase was partially offset by a $424,000 decrease in psychiatric partial hospitalization revenues resulting from the loss of 9 partial hospitalization programs in operation between the two periods.

Specialty Rehab Management

Revenue associated with contract management of physical rehabilitation services increased $300,000, or 6.8%, to $4.7 million for the three months ended November 30, 2003, as compared to $4.4 million for the three months ended November 30, 2002. This increase was primarily attributable to an increase in the average number of rehabilitation locations in operation from 21.8 for the three months ended November 30, 2002 to 28.3 for the three months ended November 30, 2003. The increase was partially offset by a decrease resulting from the restructuring of one significant physical rehabilitation contract, resulting in lower revenues.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $1.1 million, or 19.3%, to $4.6 million for the three months ended November 30, 2003, as compared to $5.7 million for the three months ended November 30, 2002. This decrease is primarily the result of a significant industry wide decline in the number of temporary nurse placements between the periods.

Horizon Behavioral Services

Revenue associated with employee assistance program and managed behavioral health care services increased $1.2 million, or 10.1%, to $13.1 million for the three months ended November 30, 2003, as compared to $11.9 million for the three months ended November 30, 2002. Revenues increased $2.2 million as a result of the acquisition of EAPI and Integrated Insights. An additional increase of $350,000 is attributable to favorable rate adjustments related to the renegotiation of a significant managed care contract. These increases were partially offset by a decrease of $1.2 million attributable to the termination of a different significant managed care contract on December 31, 2002.

Other Services

Revenue associated with other services decreased by $373,000, or 62.7%, to $222,000 for the three months ended November 30, 2003, as compared to $595,000 for the three months ended November 30, 2002. This decrease is primarily attributable to the Company’s phase out of its PsychScope Phase IV projects.

Cost of Services. Total costs of services provided decreased $100,000, or 0.3%, to $32.6 million for the three months ended November 30, 2003, compared to $32.7 million for the three months ended November 30, 2002. This decrease is primarily attributable to a decline in nurse staffing salaries and benefits associated with the company’s ProCare subsidiary, as well as a decrease in medical claims costs in the Company’s Horizon Behavioral Services (“HBS”) subsidiary primarily associated with the company’s managed care business and the phase out of the PsychScope projects (“other services”). This decrease was offset by an increase in HBS costs of services associated with the acquisitions noted above. As a percent of revenue, gross profits increased to 22.4% for the three months ended November 30, 2003 from 22.2% for the three months ended November 30, 2002.

Horizon Mental Health Management

Cost of services associated with contract management of mental health programs decreased by $300,000, or 2.3%, to $12.9 million for the three months ended November 30, 2003, compared to $13.2 million for the three months ended November 30, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation. Average psychiatric locations in operation decreased from 107.1 for the three months ended November 30, 2002, to 104.7 for the three months ended November 30, 2003. The average cost of service per psychiatric location was approximately $123,000 for both three-month periods ending November 30, 2003 and 2002. As a percent of revenue, gross profits increased to 33.7% for the three months ended November 31, 2003 from 32.4% for the three months ended November 31, 2002.

Specialty Rehab Management

Costs of services associated with contract management of physical rehabilitation services increased by $500,000, or 15.6%, to $3.7 million for the three months ended November 30, 2003, compared to $3.2 million for the three months ended November 30, 2002. The average number of rehabilitation locations in operation increased from 21.8 to 28.3 for the three months ended November 30, 2002 and 2003, respectively. $450,000 of the increase is primarily the result of an increase of 17.6 full time equivalent employees to staff new programs in operation and a rise in average salary and benefits costs per full time equivalent between the periods. As a percent of revenue, gross profits decreased to 21.4% for the three months ended November 30, 2003 from 28.0% for the three months ended November 30, 2002, which decrease primarily reflects the start-up costs associated with new program openings.

ProCare One Nurses

Costs of services provided associated with specialized temporary nurse staffing services decreased by $900,000, or 17.6%, to $4.2 million for the three months ended November 30, 2003, compared to $5.1 million for the three months ended November 30, 2002. Salaries and benefits for the three months ended November 30, 2003 were $3.9 million representing a decrease of $900,000 or 18.8%, as compared to salaries and benefits of $4.8 million for the three months ended November 30, 2002. This decrease is primarily the result of a significant industry wide decline in the number of temporary nurse placements between the periods. As a percent of revenue, gross profits decreased to 9.0% for the three months ended November 30, 2003 from 10.4% for the three months ended November 30, 2002.

Horizon Behavioral Services

Cost of services provided associated with employee assistance program and managed behavioral health care services increased by $800,000, or 7.3%, to $11.7 million for the three months ended November 30, 2003, as compared to $10.9 million for the three months ended November 30, 2002. Cost of services provided increased $1.7 million as a result of the acquisitions of EAPI and Integrated Insights. This increase was partially offset by a decrease of $757,000 in medical claims attributable to the termination of a significant managed care contract on December 31, 2002. An additional decrease of $241,000 in medical claims was the result of a reduction in existing client utilization and costs per unit of services. As a percent of revenue, gross profits increased to 10.5% for the three months ended November 30, 2003 from 8.6% for the three months ended November 30, 2002 primarily as a result of cost controls, accretive acquisitions, as well as reduced medical claims costs and favorable rate adjustments included in the significant managed care contract discussed above.

Other

Costs of services provided associated with other services decreased by $259,000, or 58.5%, to $184,000 for the three months ended November 30, 2003, as compared to $443,000 for the three months ended November 30, 2002. This decrease is primarily attributable to the Company’s phase out of its PsychScope Phase IV projects.

Selling, General and Administrative. Selling, general, and administrative expenses, on a net basis, increased $100,000, or 2.2%, to $4.7 million for the three months ended November 30, 2003, as compared to $4.6 million for the three months ended November 30, 2002.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net recovery of $267,000 for the fiscal quarter ended November 30, 2003, as compared to zero for the fiscal quarter ended November 30, 2002. The net recovery for the fiscal quarter ended November 30, 2003 was primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables in the amount of $323,000 for one contract location still in operation and $139,000 related to two contracts previously terminated. These recoveries were partially offset by bad debt reserves recorded for contract locations and physician receivables for which collectability is uncertain.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended November 30, 2003 was $662,000 representing a decrease of $97,000 or 12.8% as compared to depreciation and amortization expense of $759,000 for the corresponding period in the prior fiscal year. The variance is primarily attributable to a decrease in amortization expense of $188,000 related to contracts acquired in fiscal years 1996 and 1997 that were fully amortized during the prior fiscal year. This decrease was partially offset by a $76,000 increase in amortization expense in the current quarter related to intangible asset additions associated with the June 30, 2003 acquisition of Integrated Insights. In addition, due to the Company’s limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated items becoming fully depreciated.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended November 30, 2003 resulted in a net expense of $79,000, an amount comparable to the $78,000 for the corresponding period in the prior fiscal year.

Income Tax Expense. Income tax expense for the three months ended November 30, 2003 was $1.6 million representing an increase of $100,000 or 6.7% as compared to income tax expense of $1.5 million for the three months ended November 30, 2002. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three-month periods ended 2003 and 2002 were 38.3% and 38.5%, respectively.

Newly Issued Accounting Standards

See in Note 1, Organization, the caption “Basis of Presentation and New Accounting Standards” in the notes to the consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations (which were $2.1 million for the three months ended November 30, 2003), along with cash of $2.6 million at November 30, 2003, and its $60 million revolving credit facility (of which $40.6 million was available at November 30, 2003 after letter of credit commitments), will be sufficient to cover operating cash requirements over the next 12 months. The Company further believes that its ongoing cash flows from operations (which were $2.1 million for the quarter ended November 30, 2003 and $13.5 million for the fiscal year ended August 31, 2003) combined with its relatively low capital expenditure requirements and existing $60 million revolving credit facility, will enable the Company to continue to cover operating cash requirements in future fiscal years. The Company may require additional capital to fund acquisitions.

Cash outlays for property and equipment purchases totaled approximately $300,000 for the three months ended November 30, 2003. During the quarter the Company extended an offer, which has been accepted, for approximately $500,000 to purchase the land and building located on the lot adjacent to the Company’s national support center located in Lewisville, Texas. The transaction has not yet closed. Excluding the above, the Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $700,000.

The Company did not repurchase any shares of its common stock during the three months ended November 30, 2003. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2005. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of November 30, 2003, the company had repurchased 656,659 shares in total of the 800,000 share authorization, which remains in effect.

Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement. See Note 8, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

Critical Accounting Policies and Estimates

See the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” presented in the Company’s August 31, 2003 Form 10-K, as well as “Significant Accounting Policies and Estimates” described in Note 2 to the consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by general hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to general hospitals by Medicare or other third-party payers for costs of providing mental health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of mental health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgements rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At November 30, 2003, the Company had approximately $12.5 million of debt obligations outstanding with a weighted average interest rate of 3.3%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2003, would change interest expense by approximately $41,000 annually. This would be funded out of cash flows from operations, which were approximately $16.5 million for the twelve most recent months ended November 30, 2003.

ITEM	4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2003, and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

During the quarter, there were no significant developments in connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2003.

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits.

NUMBER		EXHIBIT
3.1		Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2		Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1		Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2		Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

11.1		Statement Regarding Computation of Per Share Earnings (filed herewith).

31.1		Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2		Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	(b)	The Company filed the following reports on Form 8-K during the quarter covered by this report:

Current report on Form 8-K filed with the Commission on November 28, 2003. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company’s second quarter financial results on January 13, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 13, 2004

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Vice President-Finance
(Principal Accounting Officer)

By:	/S/ Ronald C. Drabik
Ronald C. Drabik
Senior Vice President-Finance and Administration and Treasurer
(Principal Financial Officer)

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

11.1	Statement Regarding Computation of Per Share Earnings (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.