Form 10-Q
period 2004-02-29
HORIZON HEALTH CORP /DE/
filed 2004-04-06
CIK 935007

HORC

2nd QTR

FY2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004

or

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 24, 2004, was 5,461,663.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	August 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,477,692	$1,972,646
Accounts receivable less allowance for doubtful accounts of $1,755,517 at February 29, 2004 and $1,511,876 at August 31, 2003	16,366,632	14,822,144
Prepaid expenses and supplies	1,317,924	628,160
Other receivables	96,250	382,016
Other assets	684,826	757,592
Income taxes receivable	251,133	628,422
Deferred taxes	2,161,993	2,058,828

TOTAL CURRENT ASSETS	23,356,450	21,249,808

Property and equipment, net	6,234,952	5,849,832

Goodwill, net of accumulated amortization of $7,263,000 at February 29, 2004 and August 31, 2003	69,936,105	70,769,863
Other indefinite life intangibles	795,988	—
Contracts, net of accumulated amortization of $5,580,494 at February 29, 2004, and $4,967,533 at August 31, 2003	3,009,250	3,622,210
Other intangibles, net of accumulated amortization of $328,217 at February 29, 2004, and $189,902 at August 31, 2003	448,797	490,252
Other non-current assets	175,871	346,743

TOTAL ASSETS	$103,957,413	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	February 29, 2004	August 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$2,153,008	$2,474,281
Employee compensation and benefits	6,778,191	6,586,861
Medical claims payable	2,987,237	2,813,470
Accrued expenses and unearned revenue	8,148,781	8,125,920

TOTAL CURRENT LIABILITIES	20,067,217	20,000,532
Other noncurrent liabilities	1,570,386	1,430,668
Long-term debt	9,500,000	14,000,000
Deferred income taxes	3,764,513	3,105,946

TOTAL LIABILITIES	34,902,116	38,537,146

Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,461,663 shares outstanding at February 29, 2004 and 7,267,750 shares issued and 5,336,545 shares outstanding at August 31, 2003	72,678	72,678
Additional paid-in capital	22,013,567	20,975,233
Retained earnings	64,317,000	59,915,318
Treasury stock, at cost, 1,806,087 shares at February 29, 2004 and 1,931,205 shares at August 31, 2003	(17,347,948)	(17,171,667)

	69,055,297	63,791,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,957,413	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended February
	2004	2003
Revenue	$42,138,796	$41,490,144
Cost of services	32,455,627	32,830,401

Gross profit	9,683,169	8,659,743
Selling, general and administrative	4,488,829	4,081,623
Provision for (recovery of) doubtful accounts	151,307	(104,900)
Depreciation and amortization	645,353	644,830

Operating income	4,397,680	4,038,190

Other income (expense):
Interest expense	(77,202)	(92,581)
Interest income and other	5,917	44,151

Income before income taxes	4,326,395	3,989,760
Income tax provision	1,657,009	1,544,037

Net income	$2,669,386	$2,445,723

Earnings per common share:
Basic	$.49	$.46

Diluted	$.47	$.43

Weighted average shares outstanding:
Basic	5,401,225	5,266,889

Diluted	5,674,117	5,701,306

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended February
	2004	2003
Revenue	$84,185,442	$83,531,551
Cost of services	64,939,890	65,389,990

Gross profit	19,245,552	18,141,561
Selling, general and administrative	9,393,421	8,895,388
Recovery of doubtful accounts	(115,203)	(104,900)
Depreciation and amortization	1,307,789	1,403,669

Operating income	8,659,545	7,947,404

Other income (expense):
Interest expense	(178,222)	(201,178)
Interest income and other	28,139	75,198

Income before income taxes	8,509,462	7,821,424
Income tax provision	3,259,125	3,019,229

Net income	$5,250,337	$4,802,195

Earnings per common share:
Basic	$.98	$.91

Diluted	$.93	$.84

Weighted average shares outstanding:
Basic	5,383,679	5,305,852

Diluted	5,661,855	5,734,270

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended February
	2004	2003
Operating Activities:
Net income	$5,250,337	$4,802,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,307,789	1,403,669
Deferred income taxes	555,402	429,828
Non-cash expenses	—	(250)
Tax benefit associated with stock options exercised	1,038,334	337,039
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(1,574,737)	(1,391,616)
Decrease (increase) in income taxes receivable	377,289	(52,895)
Decrease (increase) in other receivables	285,701	(25,233)
(Increase) in prepaid expenses and supplies	(689,761)	(366,301)
Decrease in other assets	243,638	142,730
Increase (decrease) in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	78,203	(782,889)
(Decrease) increase in income taxes payable	(13,000)	63,082
Increase in other non-current liabilities	139,718	323,252

Net cash provided by operating activities	6,998,913	4,882,611

Investing activities:
Purchase of property and equipment	(941,636)	(177,007)
Proceeds from sale of fixed assets	—	250
Payment for purchase of EAP International, net of cash acquired	—	(3,261,331)
Purchase price adjustment for Integrated Insights	(27,290)	—

Net cash used in investing activities	(968,926)	(3,438,088)

Financing Activities:
Payments on long term debt	(34,600,000)	(26,700,000)
Proceeds from long term borrowings	30,100,000	25,700,000
Purchase of treasury stock	(1,177,276)	(2,808,544)
Cash provided from issuance of treasury stock	1,018,882	307,584
Surrenders of treasury stock	(866,547)	(453,903)

Net cash used in financing activities	(5,524,941)	(3,954,863)

Net increase (decrease) in cash and cash equivalents	505,046	(2,510,340)
Cash and cash equivalents at beginning of period	1,972,646	4,035,560

Cash and cash equivalents at end of period	$2,477,692	$1,525,220

Non-cash investing activities (a):
Fair value of assets acquired	$—	$4,294,445
Cash paid	—	(3,369,261)

Liabilities assumed	$—	$925,184

(a)	Consists of the purchase of EAP International (2003). See Note 4.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

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

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheet at February 29, 2004, the consolidated statements of operations for the three and six months ended February 29, 2004 and February 28, 2003, and the consolidated statements of cash flows for the six months ended February 29, 2004 and February 28, 2003 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2003. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of February 29, 2004, and the results of operations for the three and six months ended February 29, 2004 and February 28, 2003.

Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

In December 2003, the FASB issued a revised Interpretation No.46, or FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, replacing the original interpretation issued in January 2003. FIN 46R changes the criteria by which one company accounts for another entity in its consolidated financial statements. Because we have no current or planned variable interest entities, the adoption of this statement will not have a significant effect on our consolidated financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects of SFAS 123 on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required. See Note 4 Stock Options to the consolidated financial statements included elsewhere within this document.

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

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. There have been no significant changes in assumptions, estimates and judgements in the preparation of these quarterly financial statements from the assumptions, estimates and judgements used in the preparation of the Company’s latest audited financial statement with the exception of the compensation item noted below.

Reserves for Employee Health and Workers Compensation Benefits: The Company retains a significant amount of self-insurance risk for its employee health and workers compensation benefits. The Company maintains stop-loss insurance such that the Company’s liability is subject to certain individual and aggregate limits, as applicable. Each month end the Company records an accrued expense for estimated benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. These accrual estimates are subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs. Changes in assumptions for costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly. Historically, estimates of workers compensation claims liability was recorded at the operating unit level. Effective September 1, 2003, the Company began recording these estimates at the general and administrative level, with actual paid claims costs being recorded at the accountable operating unit.

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

The Company has adopted the provisions of SFAS 128, Earnings Per Share. All prior earnings per share data presented have been restated in accordance with SFAS 128.

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the three months ended February
Basic EPS	$2,669,386	5,401,225	$.49	$2,445,723	5,266,889	$.46

Effect of Dilutive Securities Options		272,892			434,417

Diluted EPS	$2,669,386	5,674,117	$.47	$2,445,723	5,701,306	$.43

	2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the six months ended February
Basic EPS	$5,250,337	5,383,679	$.98	$4,802,195	5,305,852	$.91

Effect of Dilutive Securities Options		278,176			428,418

Diluted EPS	$5,250,337	5,661,855	$.93	$4,802,195	5,734,270	$.84

During fiscal years 2004 and 2003, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 29, 2004 excluded 5,159 shares subject to options, with exercise prices ranging from $23.30 to $23.75. The computation for the quarter ended February 28, 2003 excluded 6,500 shares subject to options, with exercise prices ranging from $16.35 to $23.75. The computation for the six months ended February 29, 2004 excluded an average of 6,322 shares subject to options, with exercise prices ranging from $23.30 to $23.75. The computation for the six months ended February 28, 2003 excluded an average of 51,600 shares subject to options, with exercise prices ranging from $14.51 to $23.75.

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

The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation.

	Three Months Ended February		Six Months Ended February
	2004	2003	2004	2003
Net Income, as reported	$2,669,386	$2,445,723	$5,250,337	$4,802,195
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	193,027	166,401	375,411	245,020

Pro forma net income	$2,476,359	$2,279,322	$4,874,926	$4,557,175

Earnings per share:
Basic-as reported	$.49	$.46	$.98	$.91

Basic-pro forma	$.46	$.43	$.91	$.86

Diluted-as reported	$.47	$.43	$.93	$.84

Diluted-pro forma	$.44	$.40	$.86	$.79

5.	ACQUISITIONS

Health and Human Resource Center, d/b/a Integrated Insights

Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights for approximately $4.3 million. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a limited California Knox-Keene License to operate as a specialized health care plan. The Company accounted for the acquisition of Integrated Insights by the purchase method as required by generally accepted accounting principles. As of February 29, 2004, the allocation of the purchase price exceeded the fair value of Integrated Insights’ tangible net assets by $3,972,048, of which $1,766,032 is recorded as goodwill, which is fully deductible for tax purposes, $1,213,169 as service contract valuation, $795,988 as a license valuation and $196,859 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $774,159 and $407,722, respectively. The cash purchase price of approximately $4.3 million was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any periods presented.

Employee Assistance Programs International

The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. (“EAP International”) of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.4 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral health care services to employers. The purchase price of approximately $3.4 million exceeded the fair value of EAP International’s tangible net assets by $3,559,946 of which $2,684,893 is recorded as goodwill, which is fully deductible for tax purposes, and $628,898 as service contract valuation and $246,155 as non-compete agreements. The service contract is being amortized using the straight-line method over seven years and the non-compete agreements are being amortized over their expected useful lives. Tangible assets acquired and liabilities assumed totaled $756,697 and $947,392, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operation for any period presented.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at February 29, 2004 and August 31, 2003:

	February 29, 2004	August 31, 2003
Land (a)	$1,049,011	$775,064
Building and Improvements (a)	4,203,254	3,708,026
Computer Hardware	2,628,368	2,926,290
Computer Software	1,563,607	1,537,721
Furniture and Fixtures	2,068,233	2,347,006
Office Equipment	1,319,986	1,476,378
Transportation (Vehicles)	40,446	40,446
Leasehold Improvements	312,161	620,472

	13,185,066	13,431,403
Less Accumulated Depreciation	6,950,114	7,581,571

	$6,234,952	$5,849,832

(a)	During February 2004, the Company purchased the land and building (slightly in excess of 2,500 square feet) adjacent to its National Support Center (NSC) located in Lewisville, Texas for approximately $451,000. Additionally, during the quarter ended February 29, 2004, approximately $309,000 of leasehold improvements related to the NSC building purchased in July 2003, were reclassed to “building improvements”.

Depreciation expense for the three months ended February 29, 2004 and February 28, 2003 totaled $273,751 and $262,540, respectively, and for the six months ended February 29, 2004 and February 28, 2003 depreciation expense totaled $556,516 and $553,936, respectively. Fully depreciated assets, which are no longer in service, are routinely retired from the Company’s balance sheet.

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

SFAS 142 discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

The recorded value of the Knox Keene License, the Company’s indefinite life intangible asset, which is not subject to amortization, was $795,988 and $-0- at February 29, 2004 and August 31, 2003, respectively. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Amortization of recorded values for contracts, non-compete agreements, and trade names for the six months ended February 29, 2004 and February 28, 2003 was $751,273 and $849,733, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in the 2004 fiscal year and for each of the four succeeding fiscal years.

Six months ending August 31, 2004	$733,966
For the year ending August 31, 2005	948,523
For the year ending August 31, 2006	492,910
For the year ending August 31, 2007	443,937
For the years ending August 31, 2008 and thereafter	838,711

$3,458,047

The following table sets forth by business segment of the Company, as described in Note 11 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2003 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets in the six months ended February 29, 2004. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2003 impairment testing, no impairment adjustments were deemed necessary.

	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services (1)	Consolidated
Goodwill as of August 31, 2003	$16,841,171	$1,703,665	$9,988,595	$42,236,432	$70,769,863
Goodwill adjusted during the period	—	—	—	(833,758)	(833,758)
Certain indefinite life intangible asset acquired during the period	—	—	—	795,988	795,988

Goodwill and certain indefinite life intangible asset as of February 29, 2004	$16,841,171	$1,703,665	$9,988,595	$42,198,662	$70,732,093

See Note 11, elsewhere herein, for a description of the Company’s business segments.

(1)	Goodwill adjusted during the period relates to reclassifications to other intangibles related to the purchase of Integrated Insights, which was acquired effective June 30, 2003 and purchase price allocation adjustments related to the purchase of EAPI and Integrated Insights. Certain indefinite life intangible assets adjusted during the period relate to reclassifications from goodwill related to the valuation of the Company’s Knox Keene License.

8.	LONG-TERM DEBT

At February 29, 2004 and August 31, 2003, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $9.5 million and $14.0 million, respectively. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA that refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement was initially composed of a five year facility which consisted of a $30 million, three year revolving/two year term credit facility (which had a provision to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank of Texas as an equal bank participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At February 29, 2004 and February 28, 2003, the weighted average interest rate on outstanding indebtedness under the credit facility was 3.63% and 3.78%,

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

respectively. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility matures on May 31, 2005, at which time it converts to a two year amortizing term loan.

As of October 4, 2002, April 4, 2003 and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, from August 29, 2003 through May 31, 2005, up to $7.5 million for the repurchase of shares, of which $1.2 million has been expended.

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

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Six months ending August 31, 2004	$1,130,375
For the year ending August 31, 2005	1,684,225
For the year ending August 31, 2006	997,234
For the year ending August 31, 2007	368,377
For the years ending August 31, 2008 and thereafter	225,303

$4,405,514

Rent expense for the six months ended February 29, 2004 and February 28, 2003 totaled $1,316,800 and $1,273,000, respectively.

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

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred, are determined and accrual reserves and associated expenses recorded, by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains estimates from independent third party actuarial firms.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two, six-month offering periods which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 5,511 and 10,774 shares of Common Stock from treasury for the six months ended February 29, 2004 and for the fiscal year ended August 31, 2003, respectively.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 29, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and or other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company’s credit facility. A total of 1,288,703 and 1,078,711 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of February 29, 2004 and August 31, 2003, respectively.

The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to additional paid in capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. For the six months ended February 29, 2004 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $848,655 which has been charged to retained earnings.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

11.	SEGMENT INFORMATION

The Company has determined that its reportable segments are appropriately based on its method of internal reporting which disaggregates its business by service category in a manner consistent with the Company’s consolidated statements of income format. The Company’s reportable segments are Horizon Mental Health Management, Specialty Rehab Management, ProCare One Nurses and Horizon Behavioral Services. During the fiscal year ended August 31, 2003, the Company discontinued reporting its smallest segment, Mental Health Outcomes, as a separate business segment due to its downsizing and integration into Horizon Mental Health Management as a product line and accordingly has reclassified certain items in the previous periods shown. See notes (A) through (D) below for a description of the services provided by each of the identified segments. The Company’s business is conducted solely in the United States.

The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

	(A)	(B)	(C)	(D)	(E)
	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services	Other	Eliminations	Consolidated
Three months ended February 29, 2004
Revenues	$19,501,415	$5,077,683	$4,561,672	$12,904,214	$93,812	—	$42,138,796
Intercompany revenues	—	—	94,087	55,416	—	$(149,503)	—

Cost of services	13,042,175	3,683,400	4,369,978	11,432,571	77,006	(149,503)	32,455,627

EBITDA (F)	5,994,003	1,159,691	224,950	1,154,675	(3,490,286)	—	5,043,033

Total assets	$107,075,429	$14,167,707	$15,207,755	$48,790,519	$35,109,814	$(116,393,811)	$103,957,413

February 28, 2003

Revenues	$18,884,469	$4,368,838	$5,736,140	$12,001,943	$498,754	$—	$41,490,144

Intercompany revenues	—	—	55,486	68,544	—	(124,030)	—

Cost of services	12,751,107	3,095,600	5,314,307	11,395,264	398,153	(124,030)	32,830,401

EBITDA (F)	6,087,667	773,931	426,770	38,332	(2,643,680)	—	4,683,020

Total assets	$96,151,826	$11,802,929	$26,311,062	$44,726,844	$25,013,107	$(109,331,271)	$94,674,497

	(A)	(B)	(C)	(D)	(E)
	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services	Other	Eliminations	Consolidated
Six months ended February 29, 2004
Revenues	$38,978,402	$9,785,327	$9,122,420	$25,983,801	$315,492	—	$84,185,442
Intercompany revenues	—	—	121,009	100,366	—	$(221,375)	—

Cost of services	25,844,134	7,379,480	8,542,034	23,134,390	261,227	(221,375)	64,939,890

EBITDA (F)	12,069,426	1,944,242	671,426	2,146,048	(6,863,808)	—	9,967,334

Total assets	$107,075,429	$14,167,707	$15,207,755	$48,790,519	$35,109,814	$(116,393,811)	$103,957,413

February 28, 2003

Revenues	$38,375,552	$8,762,722	$11,437,524	$23,862,237	$1,093,516	$—	$83,531,551

Intercompany revenues	—	—	93,035	91,748	—	(184,783)	—

Cost of services	25,903,710	6,257,478	10,439,970	22,132,775	840,840	(184,783)	65,389,990

EBITDA (F)	11,662,749	1,743,423	974,386	455,696	(5,485,181)	—	9,351,073

Total assets	$96,151,826	$11,802,929	$26,311,062	$44,726,844	$25,013,107	$(109,331,271)	$94,674,497

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(A)	Horizon Mental Health Management provides mental health contract management services to general acute care hospitals.

(B)	Specialty Rehab Management provides physical rehabilitation contract management services to general acute care hospitals.

(C)	Horizon Behavioral Services provides employee assistance programs and managed behavioral care.

(D)	ProCare One Nurses provides specialized temporary nurse staffing services to hospitals primarily in California and Michigan.

(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.

(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended February 29, 2004 and February 28, 2003, consolidated EBITDA is derived by adding depreciation and amortization of $645,353 and $644,830, respectively, to the Company’s operating income for the same periods of $4,397,680 and $4,038,190, respectively. For the six months ended February 29, 2004 and February 28, 2003, consolidated EBITDA is derived by adding depreciation and amortization of $1,307,789 and $1,403,669, respectively, to the Company’s operating income for the same periods of $8,659,545 and $7,947,404, respectively. Consolidated cash flows from operating, investing, and financing activities for the periods ended February 29, 2004 were $6,998,913, $(968,926), and $(5,524,941) respectively, and for the period ended February 28, 2003 were $4,882,611 $(3,438,088), and $(3,954,863), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

12.	SUBSEQUENT EVENT

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed psychiatric hospital located in Plymouth, Indiana, from Ardent Health Services, Inc. for approximately $6.1 million, subject to a post-closing working capital adjustment. Horizon will operate the facility under the name “Michiana Behavioral Health Center”. The Hospital provides behavioral health care programs for children, adolescents, and adults. For the year ended December 31, 2003, the Hospital had net revenues of approximately $9.2 million (unaudited). The Company will account for the acquisition by the purchase method as required by generally accepted accounting principles. The acquisition is expected to be neutral to earnings in fiscal 2004 and accretive thereafter. The cash purchase price was funded by the Company’s revolving credit facility. The Company believes that its future cash flows from operations along with the credit facility, subsequent to this acquisition, will be sufficient for ongoing business operations and additional acquisitions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon Health Corporation is a diversified health care services provider. The Company has grown both internally and through acquisitions, increasing both the variety of its contract services and the number of its contracts. The Company is (i) a contract manager of mental health and physical rehabilitation clinical programs offered by general acute care hospitals in the United States, (ii) a provider of specialized temporary nurse staffing services for general hospitals, and (iii) a provider of employee assistance programs and behavioral health care services to businesses and managed care organizations. At February 29, 2004, Horizon had 107 mental health program management contracts and 36 physical rehabilitation program management contracts relating to hospitals located in 37 states and the District of Columbia; 113 CQI+ mental health outcomes measurement contracts; and 1,159 contracts to provide employee assistance programs and managed care mental health services covering in excess of 3.3 million lives. During the quarter ended February 29, 2004, Horizon’s ProCare One Nurses subsidiary provided, on a monthly average, approximately 370 nurses to 90 general acute care hospitals primarily located in California and Michigan.

The Company plans to enhance its position as the leader (based on market share) in the contract management of mental health programs and its growing position in the contract management of physical rehabilitation programs. A significant challenge in marketing mental health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of mental health and physical rehabilitation programs to client hospitals. The Company is also evaluating facilities based on opportunities in its mental health and physical rehabilitation clinical competencies as it expands it service offerings along the continuum of care in a variety of clinical settings. With the June 13, 2002 acquisition of ProCare One Nurses, the Company expanded its hospital services offerings. In addition, the Company capitalizes on its expertise in managing the delivery of mental health services by directly offering employee assistance programs and managed behavioral health care services to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members. The Company has indicated that while it will continue to conduct its existing managed care and staffing businesses, it does not intend to further grow them through acquisitions.

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

The Company, through its mental health contract management segment, also provides mental health outcomes measurement services primarily to acute care hospital-based programs and free standing psychiatric hospitals. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the range of services provided and the number of patients and are generally paid on a monthly basis.

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

The Balanced Budget Refinement Act of 1999 mandated that a Prospective Payment System (“PPS”) for inpatient psychiatric services be developed. The system is to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system.

The law outlined that the CMS shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. Not withstanding these deadlines, both dates have passed. On November 28, 2003, CMS published proposed rules for a psychiatric inpatient PPS. CMS accepted comments on the proposed rules for 90 days (the extended comment period closed on February 26, 2004). Following a review of comments submitted to CMS, it indicated it intends to publish final rules for the psychiatric inpatient PPS. The proposed rules also indicate that CMS intends to implement the final rules by April 1, 2004, but stated that this may not be possible. As of March 15, 2004, the final rules have not been published, and the timing of any release, and the form thereof, is uncertain. The proposed rules provide for a per diem system to be phased in over a four-year period. The proposed per diem would have patient adjustments made based on age, diagnosis, and comorbidities. The proposed per diem would have facility adjustments based on wage index, rural designation, and teaching designation. In addition the proposed per diem is increased in days 1 through 8 of the patient’s stay. At this time the Company does not know what effect, if any, such proposed prospective payment system might have on its operations in its final form, if and when adopted, because the rules are preliminary and subject to modification.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). PPS for Partial Hospitalization Programs (“PHP”) was generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, increased from a wage-adjusted $240 per day which was effective for 2003 to $287 effective January 1, 2004. Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under a PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt Distinct Part Units (“DPU’s”) under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to PPS.

CMS published proposed rules in the September 9, 2003 Federal Register to modify exemption criteria for acute rehabilitation services. The proposed rule reduces the required percentage of patients in a given program that must be admitted with a specific qualifying medical condition from 75% to 65%. However, the proposed rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet a specific qualifying medical condition required to meet the new 65% threshold. The proposed rules were subject to a public comment period, which ended on November 3, 2003, and are subject to possible subsequent modification. Recent Congressional activity, changes in CMS leadership, and activity by trade associations and lobbying groups relative to the proposed rules have resulted in unofficial indications from authoritative sources of possible modifications to the proposed rules and delays in the implementation. The timing of rule finalization and possible implementation is uncertain. If passed in their current form, the proposed rules could have an adverse effect on the rehabilitation programs managed by the Company.

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

Revenues from EAP contracts are typically based on a specified fee per month per employee based on the range and breadth of services provided on behalf of the employer, which may include work life services (including child and elder care consultation), referral resource and critical incident debriefings and intervention, and the method(s) in which those services are provided. Each plan is specifically designed to fulfill the clients’ needs.

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

Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

The primary factors affecting operating expenses for the Company’s contract management business in any period is the number of programs in operation in the period and the volume and acuity of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Mental health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

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

SUMMARY STATISTICAL DATA

	February 29, 2004	November 30, 2003	August 31, 2003	August 31, 2002	August 31, 2001
Number of Contract Locations (1):
Contract locations in operation	134	133	127	131	124
Contract locations signed and unopened	9	10	15	11	14

Total contract locations	143	143	142	142	138

Services Covered by Contracts in Operation (1):
Inpatient	134	132	126	127	123
Partial hospitalization	20	22	25	31	40
Outpatient	21	21	21	21	17
Home health	2	2	3	3	3
CQI+	113	110	113	158	160
Types of Treatment Programs in Operation (1):
Geropsychiatric	87	85	87	106	109
Adult psychiatric	47	47	48	44	45
Substance abuse	4	4	4	2	1
Physical rehabilitation	37	37	32	28	24
Other mental health	5	8	8	2	4
EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’S)	3,340	3,445	3,232	2,349	2,209

Nursing Services

As of February 29, 2004, the Company’s temporary nurse staffing subsidiary provided, on a monthly average, approximately 370 nurses to 90 different general acute care hospitals.

(1)	Includes only the Company’s mental health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended February 29, 2004 and February 28, 2003, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended February		Six Months Ended February
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Services	77.0	79.1	77.1	78.3

Gross Profit	23.0	20.9	22.9	21.7
Selling, general and administrative	10.7	9.8	11.2	10.6
Provision for doubtful accounts	0.4	(0.2)	(0.1)	(0.1)
Depreciation and amortization	1.5	1.6	1.5	1.7

Income from operations	10.4	9.7	10.3	9.5
Interest and other income (expense), net	(0.2)	(0.1)	(0.2)	(0.1)

Income before income taxes	10.2	9.6	10.1	9.4
Income tax provision	3.9	3.7	3.9	3.6

Net income	6.3%	5.9%	6.2%	5.8%

Three Months Ended February 29, 2004 Compared to the Three Months Ended February 28, 2003

Revenue. Total revenue was $42.1 million for the three months ended February 29, 2004, as compared to $41.5 million for the three months ended February 28, 2003, an increase of $600,000, or 1.4%. Revenue for contract management, which includes Horizon Mental Health Management and Specialty Rehab Management, increased a combined $1.3 million, primarily due to an increase in the number of average locations in operation. Revenue for Horizon Behavioral Services increased $900,000, on a net basis, as a result of additional revenues associated with the acquisition of Integrated Insights and the renegotiation of a significant managed care, partially offset by the loss in revenues associated with the termination of two large managed care contracts (which were at lower than average margins). Revenue for ProCare One Nurses decreased $1.1 million as a result of a significant industry wide decline in the number of temporary nurse placements between the periods. Additionally, revenue for Other Services decreased $405,000 as a result of the previously announced phase out of the Company’s PsychScope Phase IV projects.

Horizon Mental Health Management

Revenue associated with contract management of mental health programs increased $600,000, or 3.2%, to $19.5 million for the three months ended February 29, 2004 as compared to $18.9 million for the three months ended February 28, 2003. This increase was attributable to the increase in the number of average psychiatric locations in operation from 103.9 for the fiscal quarter ended February 28, 2003 to 105.0 for the quarter ended February 29, 2004, as well as a 2.1% increase in average revenue per location.

Specialty Rehab Management

Revenue associated with the contract management of physical rehabilitation services increased $700,000, or 15.9%, to $5.1 million for the three months ended February 29, 2004, as compared to $4.4 million for the three months ended February 28, 2003. This increase was primarily attributable to an increase in the number of average locations in operation from 21.8 for the three months ended February 28, 2003 to 29.0 for the three months ended February 29, 2004, partially offset by a 12.6% decrease in average revenue per location, which was primarily related to the dilution effect of the large number of new program start-ups.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $1.1 million, or 19.0%, to $4.7 million for the three months ended February 29, 2004, as compared to $5.8 million for the three months ended February 28, 2003. This decrease is primarily attributable to a comparable decline in the number of nursing shifts worked during the period, and is generally consistent with industry trends.

Horizon Behavioral Services

Revenue associated with the employee assistance program and managed behavioral health care services increased by $900,000, or 7.4%, to $13.0 million for the three months ended February 29, 2004, as compared to $12.1 million for the three months ended February 28, 2003. An increase of $1.1 million was attributable to the acquisition of Integrated Insights. An additional increase of $419,000 is attributable to favorable rate adjustments related to the renegotiation of a significant managed care contract. These increases were offset by decreases of $387,000 and $313,000 attributable to the termination of two significant, but lower margin, managed care contracts on December 31, 2002 and June 30, 2003, respectively.

Other Services

Revenue associated with other services decreased by $405,000, or 81.2%, to $94,000 for the three months ended February 29, 2004, as compared to $499,000 for the three months ended February 28, 2003. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided decreased $300,000, or 0.9%, to $32.5 million for the three months ended February 29, 2004, compared to $32.8 million for the three months ended February 28, 2003. This decrease is primarily attributable to a decline in nurse staffing salaries and benefits associated with the company’s ProCare subsidiary, a decrease in medical claims costs in the company’s Horizon Behavioral Services (“HBS”) subsidiary, and a decrease associated with the phase out of the Company’s PsychScope Phase IV projects. These decreases were partially offset by an increase in cost of services associated with an HBS acquisition, and an increase in psychiatric and rehabilitation contract management locations in operation. During the quarter ended February 29, 2004, the Company retroactively reclassed certain benefit and legal expenses previously recorded as cost of services to selling, general, and administrative that resulted in the recognition of lower cost of services, a corresponding increase in gross profit and a corresponding increase in selling, general and administrative costs. The reclassifications were not material in nature.

Horizon Mental Health Management

On increased revenue, cost of services provided associated with the contract management of mental health programs increased $200,000, or 1.6%, to $13.0 million for the three months ended February 29, 2004 , compared to $12.8 million for the three months ended February 28, 2003. This increase was primarily attributable to the increase in the average number of psychiatric locations in operation. Average psychiatric locations in operation increased from 103.9 for the three months ended February 28, 2003, to 105.0 for the three months ended February 29, 2004, while the average cost of services per psychiatric location remained approximately the same for both quarters. As a percent of revenue, gross profits increased to 33.1% for the three months ended February 29, 2004, from 32.5% for the three months ended February 28, 2003.

Specialty Rehab Management

Cost of services provided associated with contract management of physical rehabilitation services increased by $600,000, or 19.4%, to $3.7 million for the three months ended February 29, 2004, compared to $3.1 million for the three months ended February 28, 2003. This increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, from 21.8 for the three months ended February 28, 2003 to 29.0 for the three months ended February 29, 2004. As a percent of revenue, gross profits decreased to 27.5% for the three months ended February 29, 2004 from 29.1% for the three months ended February 28, 2003.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $900,000, or 17.0%, to $4.4 million for the three months ended February 29, 2004, compared to $5.3 million for the three months ended February 28, 2003. This decrease was primarily a result of a reduction in salaries and benefits costs during the three months ended February 29, 2004 related to the decline in number of nursing shifts worked between the periods. As a percent of revenue, gross profits decreased to 6.1% for the three months ended February 29, 2004 from 8.2% for the three months ended February 28, 2003.

Horizon Behavioral Services

On increased revenue, cost of services provided associated with employee assistance program and managed behavioral health care services was essentially level, on a net basis at $11.4 million for the three months ended February 29, 2004 and February 28, 2003. When comparing the two periods, there was a $895,000 increase attributable to the acquisition of Integrated Insights. This increase is offset by a $736,000 decrease in medical claims costs. Of the medical claims decrease, $183,000 and $249,000 is attributable to the termination of two significant managed care contracts on December 31, 2002 and June 30, 2003, respectively. The remaining decrease in medical claims is primarily due to a decrease in the utilization of EAP and outpatient services. As a percent of revenue, gross profits increased to 11.8% for the three months ended February 29, 2004 from 5.6% for the three months ended February 28, 2003.

Other Services

Cost of services provided associated with other services decreased by $321,000, or 80.7%, to $77,000 for the three months ended February 29, 2004, as compared to $398,000 for the three months ended February 28, 2003. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $400,000, or 9.8%, to $4.5 million for the three months ended February 29, 2004, compared to $4.1 million for the three months ended February 28, 2003. Credit facility loan fees increased $97,000 as a result of the increase in the credit facility from $30 million to $60 million in August 2003. From period to period, there were increases in salaries and incentive pay of $144,000 associated with the normal course of business. In addition, a $289,000 increase was the result of differences in the benefit accruals and the classification thereof between the periods discussed previously. These increases were partially offset by a decrease in legal expenses of $120,000 primarily due to the recovery of legal fees associated with a psychiatric contract management legal settlement.

Provision for Doubtful Accounts. The provision for doubtful accounts expense was $151,000 for the fiscal quarter ended February 29, 2004, as compared to a net recovery of $105,000 for the fiscal quarter ended February 28, 2003. The increase is primarily the result of bad debt reserves recorded for contract locations in which collectability is uncertain, as compared to a net recovery for the three months ended February 28, 2003 which resulted from the recovery of $600,727 previously recorded as bad debt for a hospital that declared bankruptcy in 1998.

Depreciation and Amortization. Depreciation and amortization expense for the three months ended February 29, 2004 and February 28, 2003 was approximately $645,000 for both periods. Due to the Company’s limited capital expenditure requirements, depreciation generated from assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended February 29, 2004 resulted in a net expense of $71,000, as compared to $48,000 for the corresponding period in the prior fiscal year. Interest expense decreased approximately $15,000 as a result of a $900,000 reduction in the weighted average outstanding balance between the periods. Additionally, there was a decrease in interest income between the periods attributable to the prior years recognition of non-recurring penalty interest income.

Income Tax Expense. Income tax expense for the three months ended February 29, 2004 was $1.6 million representing an increase of $100,000 or 6.7% as compared to income tax expense of $1.5 million for the three months ended February 28, 2003. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three months ended February 29, 2004 and February 28, 2003 were 38.3% and 38.7%, respectively.

Six Months Ended February 29, 2004 Compared to the Six Months Ended February 28, 2003

Revenue. Total revenue was $84.2 million for the six months ended February 29, 2004, as compared to $83.5 million for the six months ended February 28, 2003, an increase of $700,000, or 0.8%. Revenue for contract management, which includes Horizon Mental Health Management and Specialty Rehab Management, increased a combined $1.6 million, primarily due to an increase in the number of average locations in operation and revenue generated by a significant consulting project. Revenue for Horizon Behavioral Services increased $2.1 million, on a net basis, as a result of additional revenues associated with the acquisitions of EAPI and Integrated Insights and the renegotiation of a significant managed care contract, partially offset by the loss in revenues associated with the termination of two large managed care contracts (which were at lower than average margins). Revenue for ProCare One Nurses decreased $2.3 million as a result of a significant industry wide decline in the number of temporary nurse placements between the periods. Additionally, revenue for Other Services decreased $785,000 as a result of the previously announced phase out of the Company’s PsychScope Phase IV projects.

Horizon Mental Health Management

Revenue associated with contract management of mental health programs increased $600,000, or 1.6%, to $39.0 million for the six months ended February 29, 2004 as compared to $38.4 million for the six months ended February 28, 2003. This increase was primarily attributable to a 2.2% increase in average revenue per location. The increase in average revenue per location in operation is primarily due to the commencement of two significant contracts and the recognition of approximately $700,000 in revenue generated by a significant consulting project. This increase was partially offset by a decrease in the number of average psychiatric locations in operation from 105.5 for the fiscal quarter ended February 28, 2003 to 104.9 for the six months ended February 29, 2004.

Specialty Rehab Management

Revenue associated with the contract management of physical rehabilitation services increased $1.0 million, or 11.4%, to $9.8 million for the six months ended February 29, 2004, as compared to $8.8 million for the six months ended February 28, 2003. This increase was primarily attributable to an increase in the average locations in operation from 21.8 for the six months ended February 28, 2003 to 28.7 for the six months ended February 29, 2004, partially offset by a 15.0% decrease in average revenue per location, which was primarily related to the dilution effect of the large number of new program start-ups.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $2.3 million, or 20.0%, to $9.2 million for the six months ended February 29, 2004, as compared to $11.5 million for the six months ended February 28, 2003. This decrease is primarily attributable to a comparable decline in the number of nursing shifts worked during the period, and is generally consistent with industry trends.

Horizon Behavioral Services

Revenue associated with employee assistance program and managed behavioral health care services increased by $2.1 million, or 8.8%, to $26.1 million for the six months ended February 29, 2004, as compared to $24.0 million for the six months ended February 28, 2003. An increase of $3.5 million was attributable to the acquisition of EAPI and Integrated Insights. An additional increase of $767,000 is attributable to favorable rate adjustments related to the renegotiation of a significant managed care contract. These increases were partially offset by decreases of $1.6 million and $608,000 attributable to the termination of two significant, but lower margin, managed care contracts on December 31, 2002 and June 30, 2003, respectively.

Other Services

Revenue associated with other services decreased by $785,000, or 71.4%, to $315,000 for the six months ended February 29, 2004, as compared to $1.1 million for the six months ended February 28, 2003. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided decreased $500,000, or 0.8%, to $64.9 million for the six months ended February 29, 2004, compared to $65.4 million for the six months ended February 28, 2003. This decrease is primarily attributable to a decline in nurse staffing salaries and benefits associated with the company’s ProCare subsidiary, as well as a decrease in medical claims costs in the company’s Horizon Behavioral Services (“HBS”) subsidiary, and the decrease associated with the phase out of the company’s PsychScope Phase IV projects. These decreases were partially offset by an increase in cost of services associated with an HBS acquisition, and an increase in psychiatric and rehabilitation contract management locations in operation. During the quarter ended February 29, 2004, the Company retroactively reclassed certain benefit and legal expenses previously recorded as cost of services to selling, general, and administrative that resulted in the recognition of lower cost of services, a corresponding increase in gross profit and a corresponding increase in selling general and administrative costs. The reclassifications were not material in nature.

Horizon Mental Health Management

On increased revenue, cost of services provided associated with contract management of mental health programs decreased by $100,000, or 0.4%, to $25.8 million for the six months ended February 29, 2004, compared to $25.9 million for the six months ended February 28, 2003. This decrease was primarily attributable to a decline in the average number of psychiatric locations in operation. Average psychiatric locations in operation decreased from 105.5 for the six months ended February 28, 2003, to 104.9 for the six months ended February 29, 2004, while the average cost of services per psychiatric location remained approximately the same for both six-month periods. As a percent of revenue, gross profits increased to 33.7% for the six months ended February 29, 2004, from 32.5% for the six months ended February 28, 2003.

Specialty Rehab Management

Cost of services provided associated with contract management of physical rehabilitation services increased by $1.1 million, or 17.5%, to $7.4 million for the six months ended February 29, 2004, compared to $6.3 million for the six months ended February 28, 2003. This increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, from 21.8 for the six months ended February 28, 2003 to 28.7 for the six months ended February 29, 2004. As a percent of revenue, gross profits decreased to 24.6% for the six months ended February 29, 2004 from 28.6% for the six months ended February 28, 2003, and is primarily reflective of the large number of new program start-ups.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $1.9 million or 18.3%, to $8.5 million for the six months ended February 29, 2004, compared to $10.4 million for the six months ended February 28, 2003. This decrease was primarily a result of a reduction in salaries and benefits costs for the six months ended February 29, 2004 related to the decline in number of nursing shifts worked between the periods. As a percent of revenue, gross profits decreased to 7.6% for the six months ended February 29, 2004 from 9.5% for the six months ended February 28, 2003 which decrease reflects a lower level of operations and competitive pressures on placement pricing and nurse wages.

Horizon Behavioral Services

On increased revenue, cost of services provided associated with employee assistance program and managed behavioral health care services increased by $1.0 million or 4.5%, to $23.1 million for the six months ended February 29, 2004, as compared to $22.1 million for the six months ended February 28, 2003. An increase of $2.7 million is the result of the acquisitions of EAPI and Integrated Insights. This increase is offset by a $1.7 million decrease in medical claims costs. Of the medical claims decrease $941,000 and $413,000 is primarily attributable to the termination of two significant managed care contracts on December 31, 2002 and June 30, 2003, respectively. The remaining decrease in medical claims is primarily due to a decrease in the utilization of EAP and outpatient services. As a percent of revenue, gross profits increased to 11.3% for the six months ended February 29, 2004 from 7.6% for the six months ended February 28, 2003.

Other Services

Cost of services provided associated with other services decreased by $580,000, or 69.0%, to $261,000 for the six months ended February 29, 2004, as compared to $841,000 for the six months ended February 28, 2003. This decrease is primarily attributable to the previously announced phase out of its PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $500,000, or 5.6%, to $9.4 million for the six months ended February 29, 2004, compared to $8.9 million for the six months ended February 28, 2003. Legal settlements increased $345,000 for the six months ended February 29, 2004 as compared to the six months ended February 28, 2003 primarily due to the accruals recorded for several settlements recently closed. Credit facility loan fees increased $140,000 as a result of the increase in the credit facility from $30 million to $60 million during August 2003. In addition, a $180,000 increase was the result of differences in the benefit and legal accruals, and the classification thereof, between the periods discussed previously. These increases were partially offset by a decrease in legal expenses of $181,000 primarily due to the recovery of legal fees associated with a psychiatric contract management litigation settlement.

Provision for Doubtful Accounts. The provision for doubtful accounts expense was a net recovery of $115,000 for the six months ended February 29, 2004, as compared to a net recovery of $105,000 for the six months ended February 28, 2003. The net recovery for the six months ended February 29, 2004 was primarily the result of receiving payments related to old receivables in the amount of $330,000 for one contract location still in operation and $133,000 related to two contracts previously terminated. The net recovery for the six months ended February 28, 2003 resulted from the recovery of $600,727 previously recorded as bad debt for a hospital that declared bankruptcy in 1998. The recoveries in both periods were partially offset by reserves recorded for contract locations in which collectability is uncertain.

Depreciation and Amortization. Depreciation and amortization expense for the six months ended February 29, 2004 was $1.3 million representing a decrease of $100,000 or 7.1% as compared to depreciation and amortization expense of $1.4 million for the corresponding period in the prior fiscal year. The variance is primarily attributable to the decrease in amortization expense associated with intangibles that were fully amortized during the prior fiscal year. This decrease was partially offset by an increase in amortization expense associated with the addition of intangible assets resulting from the Integrated Insights acquisition.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the six months ended February 29, 2004 resulted in a net expense of $150,000 as compared to a net expense of $126,000 for the corresponding period in the prior fiscal year. Interest expense decreased approximately $22,000 between the periods due to lower interest rate levels. This was offset by a decrease in interest income between the periods of $47,000 due to the receipt of interest related to a previously written off note receivable and the prior years recognition of non-recurring penalty interest income.

Income Tax Expense. Income tax expense for the six months ended February 29, 2004 was $3.2 million representing an increase of $200,000 or 6.7% as compared to income tax expense of $3.0 million for the six months ended February 28, 2003. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the six-months ended February 29, 2004 and February 28, 2003 were 38.3% and 38.6%, respectively.

Newly Issued Accounting Standards

See in Note 1, Organization, the caption “Basis of Presentation and New Accounting Standards” in the notes to the consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations (which were $7.0 million for the six months ended February 29, 2004), along with cash of $2.5 million at February 29, 2004, and its $60 million revolving credit facility (of which $43.6 million was available at February 29, 2004 after letter of credit commitments), will be sufficient to cover operating cash requirements over the next 12 months. The Company further believes that its ongoing cash flows from operations (which were $4.9 million for the three months ended February 29, 2004 and $13.5 million for the fiscal year ended August 31, 2003) combined with its relatively low ordinary and customary capital expenditure requirements and existing $60 million revolving credit facility, will enable the Company to continue to cover operating cash requirements in future fiscal years. The Company may require additional capital to fund acquisitions.

Cash outlays for property and equipment purchases totaled approximately $942,000 for the six months ended February 29, 2004. During the quarter the Company purchased the land and building located on the lot adjacent to the Company’s national support center located in Lewisville, Texas for approximately $450,000. The Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $500,000.

The Company repurchased $1.2 million of its common stock during the six months ended February 29, 2004. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2005. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 29, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect.

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

At February 29, 2004, the Company had approximately $9.5 million of debt obligations outstanding with a weighted average interest rate of 3.6%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 29, 2004, would change interest expense by approximately $34,500 annually. This would be funded out of cash flows from operations, which were approximately $16.0 million for the twelve most recent months ended February 29, 2004.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 29, 2004 and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

The annual meeting of stockholders of the Company was held on January 29, 2004. At the meeting, all six directors of the Company were re-elected. James Ken Newman and William H. Longfield both received 4,881,595 votes for re-election and 358,493 votes were withheld. George E. Bello, James E. Buncher, and Donald E. Steen all received 4,868,095 votes for re-election and 358,493 votes were withheld. Robert A. Lefton received 4,462,295 votes for re-election and 358,493 votes were withheld

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

Current report on Form 8-K filed with the Commission on February 27, 2004. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company’s second quarter financial results on April 6, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 2004

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