Form 10-Q
period 2004-05-31
HORIZON HEALTH CORP /DE/
filed 2004-07-13
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 28, 2004, was 5,462,263.

IND EX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 31, 2004	August 31, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,815,521	$1,972,646
Accounts receivable less allowance for doubtful accounts of $1,542,066 at May 31, 2004 and $1,511,876 at August 31, 2003	17,408,914	14,822,144
Prepaid expenses and supplies	952,670	628,160
Other receivables	121,243	382,016
Other assets	988,972	757,592
Income taxes receivable	59,566	628,422
Deferred taxes	2,310,111	2,058,828

TOTAL CURRENT ASSETS	23,656,997	21,249,808

Property and equipment, net	12,500,805	5,849,832
Goodwill, net of accumulated amortization of $7,263,000 at May 31, 2004 and August 31, 2003	69,953,937	70,769,863
Other indefinite life intangibles	795,988	—
Contracts, net of accumulated amortization of $5,882,775 at May 31, 2004, and $4,967,533 at August 31, 2003	2,706,968	3,622,210
Other intangibles, net of accumulated amortization of $393,339 at May 31, 2004, and $189,902 at August 31, 2003	383,676	490,252
Other non-current assets	548,065	346,743

TOTAL ASSETS	$110,546,436	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 31, 2004	August 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$2,228,337	$2,474,281
Employee compensation and benefits	7,623,294	6,586,861
Medical claims payable	2,335,390	2,813,470
Accrued expenses and unearned revenue	7,601,165	8,125,920

TOTAL CURRENT LIABILITIES	19,788,186	20,000,532

Other noncurrent liabilities	1,570,386	1,430,668
Long-term debt	12,700,000	14,000,000
Deferred income taxes	4,184,321	3,105,946

TOTAL LIABILITIES	38,242,893	38,537,146

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,462,163 shares outstanding at May 31, 2004 and 7,267,750 shares issued and 5,336,545 shares outstanding at August 31, 2003	72,678	72,678
Additional paid-in capital	22,523,408	20,975,233
Retained earnings	67,050,602	59,915,318
Treasury stock, at cost, 1,805,587 shares at May 31, 2004 and 1,931,205 shares at August 31, 2003	(17,343,145)	(17,171,667)

	72,303,543	63,791,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$110,546,436	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended May 31,
	2004	2003
Revenue	$44,756,062	$40,530,645
Cost of services	34,476,937	32,178,407

Gross profit	10,279,125	8,352,238

Selling, general and administrative	5,208,424	4,302,109
Recovery of doubtful accounts	(134,465)	(515,784)
Depreciation and amortization	679,886	581,199

Operating income	4,525,280	3,984,714

Other income (expense):
Interest expense	(106,345)	(79,660)
Interest income and other	12,716	21,825

Income before income taxes	4,431,651	3,926,879
Income tax provision	1,701,751	1,523,627

Net income	$2,729,900	$2,403,252

Earnings per common share:
Basic	$.50	$.46

Diluted	$.48	$.43

Weighted average shares outstanding:
Basic	5,461,989	5,217,134

Diluted	5,683,025	5,615,817

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended May 31,
	2004	2003
Revenue	$128,941,504	$124,062,196
Cost of services	99,416,827	97,568,397

Gross profit	29,524,677	26,493,799

Selling, general and administrative	14,601,845	13,197,497
Recovery of doubtful accounts	(249,668)	(620,684)
Depreciation and amortization	1,987,675	1,984,868

Operating income	13,184,825	11,932,118

Other income (expense):
Interest expense	(284,567)	(280,838)
Interest income and other	40,855	97,023

Income before income taxes	12,941,113	11,748,303
Income tax provision	4,960,876	4,542,856

Net income	$7,980,237	$7,205,447

Earnings per common share:
Basic	$1.48	$1.37

Diluted	$1.41	$1.27

Weighted average shares outstanding:
Basic	5,409,782	5,276,279

Diluted	5,668,912	5,694,786

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended May 31,
	2004	2003
Operating Activities:
Net income	$7,980,237	$7,205,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,987,675	1,984,868
Deferred income taxes	827,092	771,152
Non-cash expenses	—	(12,750)
Tax benefit associated with stock options exercised	1,548,175	512,766
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,617,019)	(1,379,249)
Decrease in income taxes receivable	568,856	161,545
Decrease in other receivables	260,708	38,733
(Increase) in prepaid expenses and supplies	(279,935)	(380,404)
(Increase) in other assets	(433,634)	(20,304)
(Decrease) in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	(352,662)	(1,776,473)
(Decrease) increase in income taxes payable	(50,979)	2,873
Increase in other non-current liabilities	139,718	268,411

Net cash provided by operating activities	9,578,232	7,376,615

Investing activities:
Purchase of property and equipment	(1,234,859)	(261,577)
Proceeds from sale of fixed assets	—	12,750
Payment for purchase of Michiana Behavioral Health Center	(6,156,772)	—
Payment for purchase of EAP International, net of cash acquired	—	(3,259,870)
Purchase price adjustment for Integrated Insights	(27,290)	—

Net cash used in investing activities	(7,418,921)	(3,508,697)

Financing Activities:
Payments on long term debt	(63,900,000)	(43,100,000)
Proceeds from long term borrowings	62,600,000	43,600,000
Purchase of treasury stock	(1,177,276)	(6,190,177)
Cash provided from issuance of treasury stock	1,027,387	574,098
Surrenders of treasury stock	(866,547)	(551,236)

Net cash used in financing activities	(2,316,436)	(5,667,315)

Net (decrease) in cash and cash equivalents	(157,125)	(1,799,397)

Cash and cash equivalents at beginning of period	1,972,646	4,035,560

Cash and cash equivalents at end of period	$1,815,521	$2,236,162

Non-cash investing activities (a):
Fair value of assets acquired	$6,346,588	$4,207,059
Cash paid	(6,156,772)	(3,369,261)

Liabilities assumed	$189,816	$837,798

(a)	Consists of the purchase of Michiana Behavioral Health Center (April 1, 2004) EAP International (November 4, 2002). See Note 5.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”) is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. Effective with the April 1, 2004 acquisition of Northern Indiana Hospital, now operating under the name “Michiana Behavioral Health Center”, the Company owns an 80-bed freestanding behavioral health hospital in Plymouth, Indiana. The hospital provides behavioral health care programs for children, adolescents, and adults. The Company also provides specialized temporary nurse staffing services to acute care hospitals. In addition, the Company offers employee assistance programs (“EAP”) and managed behavioral health services under contracts to businesses and managed care organizations. The Company currently has offices in the Chicago, Illinois; Tampa, Florida; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; Detroit, Michigan metropolitan areas, and a behavioral health hospital in Plymouth, Indiana. The Company’s National Support Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheet at May 31, 2004, the consolidated statements of operations for the three and nine months ended May 31, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended May 31, 2004 and 2003 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2003. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair presentation of the financial position of the Company as of May 31, 2004, and the results of operations for the three and nine months ended May 31, 2004 and 2003.

Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

In December 2003, the FASB issued a revised Interpretation No.46, or FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, replacing the original interpretation issued in January 2003. FIN 46R changes the criteria by which one company accounts for another entity in its consolidated financial statements. Because the Company has no current or planned variable interest entities, the adoption of this statement will not have a significant effect on its consolidated financial position and results of operations.

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

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. There have been no significant changes in assumptions, estimates and judgements in the preparation of these quarterly financial statements from the assumptions, estimates and judgements used in the preparation of the Company’s latest audited financial statement with the exception of the September 1, 2003 reclassification of the self-insurance item noted below in the Reserves for Employee Health and Workers Compensation Benefits paragraph and the addition/expansion of categories related to the recently acquired behavioral health hospital, all of which are noted below.

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

Allowance for Doubtful Accounts: The primary collection risk with regard to patient receivables associated with the Company’s behavioral health hospital, lies with uninsured patient accounts or patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement, but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the patients accounts receivable, the patients’ economic ability to pay and the effectiveness of historical collection efforts. The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

Allowance for Contractual Discounts: With regard to the Company’s behavioral health hospital, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Net Patient Service Revenue: Net patient service revenue, for the Company’s behavioral health hospital, is recorded on the accrual basis in the period in which services are provided. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered. The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.

The behavioral health hospital provides charity care to patients who are financially unable to pay for the behavioral services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient service revenue.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid and other third-party payor programs often occur in subsequent years because of audits by the programs, rights of appeal, and the application of numerous technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits, review or investigations.

Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for adjustments that may result from such reviews.

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

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the three months ended May 31

Basic EPS	$2,729,900	5,461,989	$.50	$2,403,252	5,217,134	$.46

Effect of Dilutive Securities Options		221,036			398,683

Diluted EPS	$2,729,900	5,683,025	$.48	$2,403,252	5,615,817	$.43

	2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the nine months ended May 31

Basic EPS	$7,980,237	5,409,782	$1.48	$7,205,447	5,276,279	$1.37

Effect of Dilutive Securities Options		259,130			418,507

Diluted EPS	$7,980,237	5,668,912	$1.41	$7,205,447	5,694,786	$1.27

During fiscal years 2004 and 2003, certain shares subject to options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended May 31, 2004 excluded 4,000 shares subject to options, with an exercise price of $23.75. The computation for the quarter ended May 31, 2003 excluded 55,413 shares subject to options, with exercise prices ranging from $16.05 to $23.75. The computation for the nine months ended May 31, 2004 excluded an average of 6,577 shares subject to options, with exercise prices ranging from $21.00 to $23.75. The computation for the nine months ended May 31, 2003 excluded an average of 52,871 shares subject to options, with exercise prices ranging from $14.51 to $23.75.

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

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Net Income, as reported	$2,729,900	$2,403,252	$7,980,237	$7,205,447
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	219,954	113,892	595,365	358,912

Pro forma net income	$2,509,946	$2,289,360	$7,384,872	$6,846,535

Earnings per share:
Basic - as reported	$.50	$.46	$1.48	$1.37

Basic - pro forma	$.46	$.44	$1.37	$1.30

Diluted - as reported	$.48	$.43	$1.41	$1.27

Diluted - pro forma	$.44	$.41	$1.30	$1.20

5.	ACQUISITIONS

Michiana Behavioral Health Center

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana, from Ardent Health Services, Inc. for approximately $6.2 million, subject to a post-closing working capital adjustment. The Company operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral programs for children, adolescents, and adults. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Tangible assets acquired and liabilities assumed totaled $6,346,588 and $189,816 respectively. The cash purchase price was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Health and Human Resource Center, d/b/a Integrated Insights

Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights for approximately $4.4 million. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. The Company accounted for the acquisition of Integrated Insights by the purchase method as required by generally accepted accounting principles. As of May 31, 2004, the allocation of the purchase price exceeded the fair value of Integrated Insights’ tangible net assets by $3,989,880 which $1,783,864 is recorded as goodwill, which is fully deductible for tax purposes, $1,213,169 as service contract valuation, $795,988 as a license valuation and $196,859 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $774,159 and $407,722, respectively. The cash purchase price of approximately $4.4 million was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any periods presented.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Employee Assistance Programs International

The Company acquired all of the outstanding capital stock of Employee Assistance Programs International, Inc. (“EAP International”) of Denver, Colorado, on November 4, 2002, with an effective date of November 1, 2002 for approximately $3.4 million. The Company accounted for the acquisition of EAP International using the purchase method as required by generally accepted accounting principles. EAP International provides employee assistance programs and other related behavioral services to employers. The purchase price of approximately $3.4 million exceeded the fair value of EAP International’s tangible net assets by $3,559,946 of which $2,684,893 is recorded as goodwill, which is fully deductible for tax purposes, and $628,898 as service contract valuation and $246,155 as non-compete agreements. The service contract is being amortized using the straight-line method over seven years and the non-compete agreements are being amortized over their expected useful lives. Tangible assets acquired and liabilities assumed totaled $756,697 and $947,392, respectively. Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operation for any period presented.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2004 and August 31, 2003:

	May 31, 2004 (b)	August 31, 2003
Land (a)	$1,389,011	$775,064
Building and Improvements (a)	9,938,404	3,708,026
Computer Hardware	2,779,118	2,926,290
Computer Software	1,681,596	1,537,721
Furniture and Fixtures	2,219,600	2,347,006
Equipment	1,392,535	1,476,378
Transportation (Vehicles)	50,978	40,446
Leasehold Improvements	312,161	620,472

	19,763,403	13,431,403

Less Accumulated Depreciation	7,262,598	7,581,571

	$12,500,805	$5,849,832

(a)	During February 2004, the Company purchased the land and building (slightly in excess of 2,500 square feet) adjacent to its National Support Center (NSC) located in Lewisville, Texas for approximately $451,000. The existing building will initially house NSC employees on an interim basis subject to a site development plan, which is underway for both parcels. Additionally, during the quarter ended February 29, 2004, approximately $309,000 of leasehold improvements related to the NSC building purchased in July 2003, were reclassed to “building improvements”.
(b)	Effective April 1, 2004, the Company added approximately $6.3 million in property and equipment associated with the acquisition of Michiana Behavioral Health Center in Plymouth Indiana. (See Note 5 Acquisitions.) Of the $6.3 million in assets acquired, a hospital facility (approximately 44,000 square feet) and 11 acres of land were valued at approximately $6.1 million.

Depreciation expense for the three months ended May 31, 2004 and 2003 totaled $312,483 and $246,714, respectively, and for the nine months ended May 31, 2004 and 2003 depreciation expense totaled $868,998 and $800,650, respectively. Fully depreciated assets, which are no longer in service, are routinely retired from the Company’s balance sheet.

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

SFAS 142 discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary.

The recorded value of the Knox Keene License, the Company’s indefinite life intangible asset, which is not subject to amortization, was $795,988 and $-0- at May 31, 2004 and August 31, 2003, respectively. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the nine months ended May 31, 2004 and 2003 was $1,118,678 and $1,184,221, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in the 2004 fiscal year and for each of the four succeeding fiscal years.

Three months ending August 31, 2004	$366,563
For the year ending August 31, 2005	948,523
For the year ending August 31, 2006	492,910
For the year ending August 31, 2007	443,937
For the years ending August 31, 2008 and thereafter	838,711

$3,090,644

The following table sets forth by business segment of the Company, as described in Note 11 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2003 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets in the nine months ended May 31, 2004. The Company elected to conduct the annual impairment testing during its fiscal year third quarter.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services (1)	Consolidated
Goodwill as of August 31, 2003	$16,841,171	$1,703,665	$9,988,595	$42,236,432	$70,769,863
Goodwill adjusted during the period	—	—	—	(815,926)	(815,926)
Certain indefinite life intangible asset acquired during the period	—	—	—	795,988	795,988

Goodwill and certain indefinite life intangible asset as of May 31, 2004	$16,841,171	$1,703,665	$9,988,595	$42,216,494	$70,749,925

See Note 11, elsewhere herein, for a description of the Company’s business segments.

(1)	Goodwill adjusted during the period relates to reclassifications to other intangibles related to the purchase of Integrated Insights, which was acquired effective June 30, 2003 and purchase price allocation adjustments related to the purchase of EAPI and Integrated Insights. Certain indefinite life intangible assets adjusted during the period relate to reclassifications from goodwill related to the valuation of the Company’s Knox Keene License.

8.	LONG-TERM DEBT

At May 31, 2004 and August 31, 2003, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $12.7 million and $14.0 million, respectively. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA that refinanced the loans then outstanding under the existing credit agreement. The Second Amended Credit Agreement was initially composed of a five year facility which consisted of a $30 million, three year revolving/two year term credit facility (which had a provision to allow for its expansion to a $50 million facility) to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank Texas as an equal bank participant in the facility. On May 4, 2004, the Company again amended the agreement to extend the term by one year and to allow for its expansion to a $90 million facility (with an accordion expansion feature to expand to $120 million) by adding KeyBank National Association as a bank participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At May 31, 2004 and 2003, the weighted average interest rate on outstanding indebtedness under the credit facility was 4.28% and 3.99%, respectively. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility, as amended, matures on May 31, 2006, at which time it converts to a two-year amortizing term loan.

As of October 4, 2002, April 4, 2003 and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, from August 29, 2003 through May 31, 2006, up to $7.5 million for the repurchase of shares, of which $1.2 million has been expended.

The Company is subject to certain covenants which include prohibitions against (i) incurring additional debt or liens, except specified permitted debt or permitted liens, (ii) certain material acquisitions, other than specified permitted acquisitions (including any single acquisition not greater than $15.0 million or cumulative acquisitions not in excess of $45.0 million during any twelve consecutive monthly periods), without prior bank approval, (iii) certain mergers, consolidations, dividend payments or asset dispositions by the Company or changes of control of the Company, (iv) certain executive management changes at the Company, and (v) a material change in the nature of business conducted. In addition, the terms of the revolving credit facility require the Company to satisfy certain ongoing financial covenants. The revolving credit facility is secured by a first lien on or first priority security interest in and/or pledge of substantially all of the assets of the Company and of all present and future material subsidiaries of the Company.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Nine months ending August 31, 2004	$617,158
For the year ending August 31, 2005	2,280,223
For the year ending August 31, 2006	1,655,238
For the year ending August 31, 2007	1,033,545
For the years ending August 31, 2008 and thereafter	1,595,246

$7,181,410

Rent expense for the nine months ended May 31, 2004 and 2003 totaled $1,988,515 and $1,910,053, respectively.

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

In late 1999, the Company became aware that a civil qui tam lawsuit brought under the Federal False Claims Act had been filed under seal naming the Company’s psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the relators served the complaint in the lawsuit. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges that certain on-site Company personnel acted in concert with other non-Company personnel to improperly inflate certain Medicare reimbursable costs associated with psychiatric services rendered at a Tennessee hospital prior to August 1997. The lawsuit names the hospital, the parent corporation of the hospital and a home health agency as additional defendants. The parties are in the process of discovery proceedings. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In early December 2000, the Company was served with a U.S. Department of Justice subpoena issued by the U.S. Attorney’s Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting, and marketing materials, pertaining to hospital gero-psychiatric programs managed by the Company. The Company furnished documents relating to one facility in response to the subpoena in January 2001 and there has been no further activity in relation to the subpoena since that time. On October 30, 2002, the Company received a letter from the Civil Division of the U.S. Department of Justice proposing a preliminary meeting to discuss possible False Claim Act violations alleged in a sealed qui tam suit and also to discuss the findings of the U.S. Department of Justice after its review of certain records. The Company met with the U.S. Department of Justice in December 2002 and furnished additional information regarding what appear to be the allegations. The qui tam suit remains under seal and the U.S. Government is still considering whether or not it will intervene in the suit. The Company has not been served with the suit. The allegations and the records reviewed relate to the same matters that were the subject of the 2000 U.S. Department of Justice subpoena. At this time, the Company cannot predict the ultimate scope or any particular future outcome of the qui tam suit or the investigation. Eventually allegations could be asserted against the Company involving claims anywhere from minor to significant in amount.

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

Eligible employees are able to contribute 1 to 10% of their base salary pursuant to two, six-month offering periods which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 5,511 and 10,774 shares of Common Stock from treasury for the nine months ended May 31, 2004 and for the fiscal year ended August 31, 2003, respectively.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of May 31, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and or other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company’s credit facility. A total of 1,289,203 and 1,078,711 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of May 31, 2004 and August 31, 2003, respectively.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to additional paid in capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. For the nine months ended May 31, 2004 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $844,953 which has been charged to retained earnings.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

	(A)	(B)	(C)	(D)	(E)
	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services	Other	Eliminations	Consolidated
Three months ended May 31, 2004
Revenues	$22,325,349	$4,760,047	$4,522,917	$13,126,903	$20,846	—	$44,756,062
Intercompany revenues	—	—	39,983	38,651	—	$(78,634)	—

Cost of services	14,701,605	3,641,547	4,159,715	12,052,514	190	(78,634)	34,476,937

EBITDA (F)	7,176,246	900,063	363,870	671,033	(3,906,046)	—	5,205,166

Total assets	$113,597,687	$14,551,898	$15,485,394	$48,565,797	$33,111,769	$(114,766,109)	$110,546,436

May 31, 2003

Revenues	$18,733,919	$4,290,915	$5,396,866	$11,654,681	$454,264	—	$40,530,645
Intercompany revenues	—	—	36,621	36,633	—	$(73,254)	—

Cost of services	12,794,136	3,206,612	5,009,844	10,843,563	397,506	(73,254)	32,178,407

EBITDA (F)	5,777,941	736,748	318,792	193,931	(2,461,499)	—	4,565,913

Total assets	$99,847,915	$11,969,792	$25,702,670	$44,495,496	$23,493,778	$(110,918,611)	$94,591,040

	(A)	(B)	(C)	(D)	(E)
	Horizon Mental Health Management	Specialty Rehab Management	ProCare One Nurses	Horizon Behavioral Services	Other	Eliminations	Consolidated
Nine months ended May 31, 2004
Revenues	$61,303,750	$14,545,374	$13,645,337	$39,110,705	$336,338	—	$128,941,504
Intercompany revenues	—	—	160,992	139,017	—	$(300,009)	—

Cost of services	40,545,740	11,021,027	12,701,750	35,186,906	261,413	(300,009)	99,416,827

EBITDA (F)	19,245,672	2,844,305	1,035,295	2,817,080	(10,769,852)	—	15,172,500

Total assets	$113,597,687	$14,551,898	$15,485,394	$48,565,797	$33,111,769	$(114,766,109)	$110,546,436

May 31, 2003

Revenues	$57,109,470	$13,053,638	$16,834,390	$35,516,918	$1,547,780	—	$124,062,196
Intercompany revenues	—	—	129,656	128,381	—	$(258,037)	—

Cost of services	38,697,849	9,464,088	15,449,815	32,976,337	1,238,345	(258,037)	97,568,397

EBITDA (F)	17,440,688	2,480,172	1,293,177	649,629	(7,946,680)	—	13,916,986

Total assets	$99,847,915	$11,969,792	$25,702,670	$44,495,496	$23,493,778	$(110,918,611)	$94,591,040

(A)	Horizon Mental Health Management provides behavioral health contract management services to acute care hospitals, and effective April 1, 2004, provides behavioral health programs for children, adolescents, and adults through its acquisition of a freestanding behavioral health hospital in Plymouth, Indiana.
(B)	Specialty Rehab Management provides physical rehabilitation contract management services to acute care hospitals.
(C)	Horizon Behavioral Services provides employee assistance programs and managed behavioral care.
(D)	ProCare One Nurses provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan.
(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.
(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision-makers in determining segment-operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended May 31, 2004 and 2003, consolidated EBITDA is derived by adding depreciation and amortization of $679,886 and $581,199, respectively, to the Company’s operating income for the same periods of $4,525,280 and $3,984,714, respectively. For the nine months ended May 31, 2004 and 2003, consolidated EBITDA is derived by adding depreciation and amortization of $1,987,675 and $1,984,868, respectively, to the Company’s operating income for the same periods of $13,184,825 and $11,932,118, respectively. Consolidated cash flows from operating, investing, and financing activities for the periods ended May 31, 2004 were $9,706,573, $(7,547,262), and $(2,316,436) respectively, and for the period ended May 31, 2003 were $7,376,615 $(3,508,697), and $(5,667,315), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	SUBSEQUENT EVENT

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities with a total licensed capacity of 189 beds, in the central Virginia region, for approximately $29.3 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The acquisition was funded by the Company’s $90 million revolving credit facility. Due to the acquisition purchase price being in excess of $15 million, approval by the bank group was required and obtained. The three owned and two leased facilities include:

•	Poplar Springs Hospital - a 125 bed acute adult and adolescent facility that also offers residential treatment services;

•	Poplar West – a 36-bed Youth Development Center that offers residential treatment care and a 60-student special educational program;

•	Poplar Place of Sutherland – an 8-bed adolescent boys group home;

•	Poplar Transitions of Shenandoah Valley – a 20-bed female adolescent residential care facility (leased); and

•	Recovery Center of Richmond – an intensive adolescent and adult outpatient service center (leased).

For the year ended December 31, 2003, PSH had net revenues of approximately $18.0 million. The Company will account for the acquisition by the purchase method as required by generally accepted accounting principles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon Health Corporation is a diversified health care services provider. The Company is (i) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, (ii) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents, and adults (iii) a provider of specialized temporary nurse staffing services for acute care hospitals, and (iv) a provider of employee assistance programs and behavioral services to businesses and managed care organizations.

At May 31, 2004, Horizon had 109 behavioral health program management contracts and 32 physical rehabilitation program management contracts relating to acute care hospitals located in 36 states and the District of Columbia; 115 CQI+ mental health outcomes measurement contracts; and 1,180 contracts to provide employee assistance programs and managed care behavioral services covering approximately 3.4 million lives. At May 31, 2004, the Company also owned and operated a behavioral health hospital with 80 licensed beds through its acquisition of Michiana Behavioral Health Center on May 1, 2004. During the quarter ended May 31, 2004, Horizon’s ProCare One Nurses subsidiary provided, on a monthly average, approximately 360 nurses to in excess of 80 acute care hospitals primarily located in California and Michigan.

The Company plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and its growing position in the contract management of physical rehabilitation programs. The Company will evaluate acquisition candidates primarily based on opportunities in its behavioral health and physical rehabilitation clinical competencies as it expands these service offerings to a variety of clinical settings. In conjunction with this strategy, the Company purchased an 80-bed freestanding behavioral health hospital in Plymouth, Indiana, which provides behavioral health programs for children, adolescents, and adults. In addition, the Company capitalizes on its clinical expertise in managing the delivery of behavioral health services by directly offering employee assistance programs and managed behavioral services to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to employers and to their respective employees or members. The Company has indicated that it will focus future growth, both internal and acquisitions, in the area of its two core clinical competencies, behavioral health services and physical rehabilitation services. The Company is evaluating various alternatives as to its specialty staffing business.

See Note 11 to the Consolidated Financial Statements included elsewhere herein, for additional information concerning the business segments of the Company.

See, section entitled “Sarbanes-Oxley and Related Compliance” (within this Management’s Discussion and Analysis) concerning recently enacted changes in securities laws and regulations and their impact on the Company.

Recent Developments

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana, from Ardent Health Services, Inc. for approximately $6.2 million, subject to a post-closing working capital adjustment. Horizon operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral health programs for children, adolescents and adults. The Company offers an array of behavioral health services, ranging from inpatient hospitalization to residential treatment programs and outpatient services. See Note 5 “Acquisitions” to the Consolidated Financial Statements included elsewhere herein for additional information.

On May 4, 2004 the Company increased its credit facility from a $60 million facility to a $90 million facility with an accordion feature allowing additional increases up to $120 million, and extended its duration one-year. The revolving credit facility expires May 31, 2006 at which time any outstanding borrowings will convert to a term loan which matures on May 31, 2008. KeyBank National Association was added as a participant to the credit agreement in conjunction with this increase. See Note 8 “Long Term Debt” to the Consolidated Financial Statements included elsewhere herein for additional information.

Subsequent to May 31, 2004 quarter end, the Company purchased the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral health facilities with a total licensed capacity of 189 beds for approximately $29.1 million, effective June 1, 2004. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. See Note 12 “Subsequent Event” to the Consolidated Financial Statements included elsewhere herein for additional information.

Revenues

Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

The fees received by the Company for its services under management contracts are paid directly by its client acute care hospitals. Generally, contract fees are paid on a monthly basis. The client acute care hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the behavioral health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of acute care hospitals regarding whether to offer behavioral health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the scope of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client acute care hospital and its community. The Company and the client determine the programs and services to be offered by the acute care hospital and managed by the Company, which may consist of one or more behavioral health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, and/or outpatient services. Under the contracts, the acute care hospital is the actual provider of the behavioral health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as medical ancillaries, billing, dietary and housekeeping) in connection with the operation of its programs with the Company providing clinical, operating and compliance management staff and expertise. As the Company expanded the breadth of treatment programs it offers to acute care hospitals, it increased the number of contracts that included management of multiple treatment programs.

The Company has increased revenues through internal growth, as well as price escalators and higher census levels at existing contract locations. For the Company’s behavioral health segment, additional contracts have resulted from the increased demand for geropsychiatric services as acute care hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company’s pricing policy of establishing a minimum direct margin threshold for its management contracts.

The Company, through its behavioral health contract management segment, also provides mental health outcomes measurement services primarily to acute care hospital-based programs and freestanding behavioral health hospitals. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the range of services provided and the number of patients and are generally paid on a monthly basis.

The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, behavioral health and physical rehabilitation facilities and reimbursement for the services offered by such facilities. These regulations impact the development and operation of behavioral health and physical rehabilitation programs managed by the Company for its client acute care hospitals as well as the Company’s owned behavioral health hospital. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the behavioral health or physical rehabilitation sectors.

The Balanced Budget Refinement Act of 1999 mandated that a Prospective Payment System (“PPS”) for inpatient psychiatric services be developed. The system is to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law states that the payment system must be budget neutral and be a per diem system.

The law outlined that the Centers for Medicare and Medicaid Services, or “CMS” shall submit to the appropriate committees of Congress a report that includes a description of the system no later than October 1, 2001, and that the system must be implemented by October 1, 2002. After these deadlines, had passed, on November 28, 2003, CMS published proposed rules for a psychiatric inpatient PPS. CMS accepted comments on the proposed rules for 90 days (the extended comment period closed on February 26, 2004). It indicated it intends to publish final rules for the psychiatric inpatient PPS, following a review of comments submitted to CMS. The proposed rules also indicated that CMS intends to implement the final rules by April 1, 2004, but stated that this may not be possible. This intended implementation date has passed without implementation of the psychiatric inpatient PPS. As of June 14, 2004, the final rules have not been published, and the timing of any release, and the form thereof, is uncertain. The proposed rules provide for a per diem system to be phased in over a four-year period. The proposed per diem would have patient adjustments made based on age, diagnosis, and comorbidities. The proposed per diem would have facility adjustments based on wage index, rural designation, and teaching designation. In addition the proposed per diem is increased in days 1 through 8 of the patient’s stay. At this time the Company does not know what effect, if any, such proposed prospective payment system might have on its operations in its final form, if and when adopted, because the rules are preliminary and subject to modification.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of behavioral health partial hospitalization services (except as stated below). PPS for Partial Hospitalization Programs (“PHP”) was generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, increased from a wage-adjusted $240 per day which was effective for 2003 to $287 effective January 1, 2004. Acute care hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under a PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt Distinct Part Units (“DPU’s”) under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to PPS.

CMS published final rules in the May 7, 2004 Federal Register to modify exemption criteria for acute rehabilitation services. The final rule reduces the required percentage of patients in a given program that must be admitted with a specific qualifying medical condition for an interim 3-year period to allow inpatient rehabilitation facilities time to adjust to the new final rule. The first year compliance percentage is 50%; the second year percentage is 60%; the third year percentage is 65%. By the fourth year the compliance percentage is raised back to the original 75%. However, the final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet a specific qualifying medical condition required to meet the new compliance threshold. The final rule also added a new category for certain knee or hip joint replacements. The effective date for these final rules is for cost reporting periods beginning on or after July 1, 2004. Subject to favorable changes in patient mix, acuity levels, patient census and program operating costs, final rules could have an adverse effect on the rehabilitation programs managed by the Company.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. This law contains provisions that allow Critical Access Hospitals (“CAHs”) to open and operate a 10 bed psychiatric DPU, a 10-bed rehabilitation DPU, or both, which previously was not allowed. The effective date of this provision is for cost reporting periods beginning on or after October 1, 2004. CAHs qualifications include that they must be in a designated rural area, meet certain distance requirements from other hospitals, have 25 beds or less (excluding the

DPU’s listed above), and have an average length of stay for the non-DPU beds of 96 hours or less. A CAH will have the ability to treat psychiatric and rehabilitation patients for the clinically appropriate period of time based on the patient’s acuity independent of the 96-hour rule.

Patient Services

With the May 1, 2004 acquisition of Michiana Behavioral Health Center, the Company now owns and operates a behavioral health hospital with 80 licensed beds in Plymouth, Indiana. Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

The behavioral health hospital provides care without charge to patients who are financially unable to pay for the behavioral services they receive. Because the hospital does not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Specialized Temporary Nurse Staffing Services

The Company’s acquisition of ProCare, in June 2002, expanded the Company’s operations in healthcare services by entering into the specialized temporary nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized temporary nurse staffing service to acute care hospitals with a focus on the labor & delivery, neonatal, ICU, and emergency room areas. The fees received by the Company for its services related to specialized temporary nurse staffing services are paid directly by its client acute care hospitals. Generally, temporary nurse-staffing fees are determined by the number of hours worked and are billed and paid on a weekly basis. Hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on predetermined rates as specified in a fee schedule with the client acute care hospital.

Employee Assistance Programs and Managed Behavioral Services

Through its subsidiary Horizon Behavioral Services (“HBS”), the Company offers an array of behavioral services to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and at risk managed behavioral health services. Generally fees are paid on a monthly basis.

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

Revenues derived from at risk managed behavioral services are primarily affected by the scope of behavioral benefits provided and the number and type of members covered. Fees are based on a per-member, per-month fee applied to the number of eligible members. The rate is dependent upon the benefit designs and actuarially determined anticipated utilization of the customer’s covered members. The Company is responsible for the cost of the medical services provided to the members under these contracts.

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

Contract Management Services (Horizon Mental Health Management and Specialty Rehabilitation Management)

The primary factors affecting operating expenses for the Company’s contract management business in any period is the number of programs in operation in the period and the volume and acuity of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Behavioral health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

Patient Services (Horizon Mental Health Management)

The largest component of operating expenses at the behavioral health hospital is salary and benefit costs which comprised approximately 70% of total operating expenses during the two months of operation under the Company’s ownership. Salaries and benefits are directly impacted by fluctuations in patient census, as well as patient acuity. Other primary costs specific to the behavioral health hospital include pharmacy, dietary, and housekeeping.

Specialized Temporary Nurse Staffing Services

The primary factor affecting operating expenses for the Company’s specialized temporary nurse staffing business in any period is the number of shifts filled in the period and the mix of wage rates, including overtime, for the placed nurses. Operating expenses consist primarily of salaries and benefits paid to the Company’s nursing pool.

Employee Assistance Programs and Managed Behavioral Services

Operating expenses for the Company’s employee assistance programs and managed behavioral services are primarily comprised of medical claims from clinical providers and salaries and benefits for its clinical, operations and supporting personnel. Medical claims include payments to independent health care professionals providing services to the covered enrollees under the employee assistance programs and the managed behavioral contracts offered by the Company.

SUMMARY STATISTICAL DATA

	May 31, 2004	February 29, 2004	November 30, 2003	August 31, 2003	August 31, 2002	August 31, 2001
Number of Contract Locations (1):
Contract locations in operation	129	134	133	127	131	124
Contract locations signed and unopened	12	9	10	15	11	14

Total contract locations	141	143	143	142	142	138

Services Covered by Contracts in Operation (1):
Inpatient	126	134	132	126	127	123
Partial hospitalization	19	20	22	25	31	40
Outpatient	22	21	21	21	21	17
Home health	2	2	2	3	3	3
CQI+	115	113	110	113	158	160

Types of Treatment Programs in Operation (1):
Geropsychiatric	85	87	85	87	106	109
Adult psychiatric	48	47	47	48	44	45
Substance abuse	4	4	4	4	2	1
Physical rehabilitation	30	37	37	32	28	24
Other behavioral health	5	5	8	8	2	4

Behavioral Health Hospitals:
Number of facilities at period end	1	—	—	—	—	—
Number of beds at period end	80	—	—	—	—	—

EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’S)	3,369	3,331	3,339	3,217	2,349	2,209

Nursing Services

As of May 31, 2004, the Company’s temporary nurse staffing subsidiary provided, on a monthly average, approximately 360 nurses to in excess of 80 different acute care hospitals.

(1)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2004 and 2003, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2004	2003	2004	2003
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Services	77.0	79.4	77.1	78.6

Gross Profit	23.0	20.6	22.9	21.4

Selling, general and administrative	11.7	10.6	11.3	10.7
Recovery of doubtful accounts	(0.3)	(1.3)	(0.2)	(0.5)
Depreciation and amortization	1.5	1.4	1.6	1.6

Income from operations	10.1	9.9	10.2	9.6

Interest and other income (expense), net	(0.2)	(0.2)	(0.2)	(0.1)

Income before income taxes	9.9	9.7	10.0	9.5

Income tax provision	3.8	3.8	3.8	3.7

Net income	6.1%	5.9%	6.2%	5.8%

Three Months Ended May 31, 2004 Compared to the Three Months Ended May 31, 2003

Revenue. Total revenue between the quarters increased $4.2 million, or 10.4%. Revenue for Horizon Mental Health Management increased $3.6 million as a result of the acquisition of Michiana Behavioral Health Center and the increase in average revenue per location in the Company’s behavioral health contract management segment. Specialty Rehab Management revenues increased $469,000, primarily due to an increase in the number of average locations in operation. Revenue for ProCare One Nurses decreased $871,000 as a result of a significant industry wide decline in the number of temporary nurse placements between the periods. Revenue for Horizon Behavioral Services increased $1.5 million as a result of additional revenues associated with the acquisition of Integrated Insights and the renegotiation of a significant managed care contract. Additionally, revenue for Other Services decreased $433,000 as a result of the previously announced phase out of the Company’s PsychScope Phase IV projects.

Horizon Mental Health Management

Revenue associated with the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health hospital increased $3.6 million, or 19.2% between the quarters. This increase was partially attributable to the acquisition of Michiana Behavioral Health Center effective April 1, 2004, which had revenues of $1.8 million during the quarter. Also contributing was an increase in average locations in operation from 103.4 for the fiscal quarter ended May 31, 2003 to 103.9 for the quarter ended May 31, 2004, as well as an 11.4% increase in average revenue per location. The increase in average revenue per location in operation is primarily due to the commencement of two significant contracts.

Specialty Rehab Management

Revenue associated with the contract management of physical rehabilitation services increased $469,000, or 10.9% between the quarters. This increase was primarily attributable to an increase in the average locations in operation from 22.2 for the three months ended May 31, 2003 to 26.8 for the three months ended May 31, 2004, partially offset by a 8.2% decrease in average revenue per location, which is primarily related to the dilution effect of new program start-ups.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $871,000, or 16.0% between the quarters. This decrease is primarily attributable to a comparable decline in the number of nursing shifts worked during the period and is generally consistent with industry trends.

Horizon Behavioral Services

Revenue associated with employee assistance programs and managed behavioral services increased by $1.5 million, or 12.6% between the quarters. An increase of $1.1 million was attributable to the acquisition of Integrated Insights. An additional increase of approximately $488,000 was attributable to favorable rate adjustments related to the renegotiation of a significant managed care contract.

Other Services

Revenue associated with other services decreased by $433,000, or 95.4% between the quarters. This decrease was primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided increased $2.3 million, or 7.1% between the quarters. This increase is primarily attributable to the cost of operations associated with the acquisition of Integrated Insights effective July 1, 2003 and Michiana Behavioral Health Center effective April 1, 2004. These increases were partially offset by decreases associated with the decline in the number of shifts worked by the Company’s specialized temporary nurse staffing service. During the second quarter of fiscal year 2004, the Company retroactively reclassed certain benefit and legal expenses previously recorded as cost of services to selling, general and administrative that resulted in the recognition of lower cost of services, a corresponding increase in gross profit and a corresponding increase in selling, general and administrative costs. The reclassifications were not material in nature.

Horizon Mental Health Management

Cost of services provided associated with the behavioral health programs at contractually managed locations and the Company’s freestanding behavioral health hospital increased by $1.9 million, or 14.9% between the quarters. Approximately $1.3 million of the increase was attributable to the cost of operations for Michiana Behavioral Health Center, acquired on April 1, 2004. The remaining increase is primarily attributable to a slight increase in the average number of locations in operation from 103.4 to 103.9 and a slight increase in the average cost of service per location between the quarters. As a percent of revenue, gross profit increased to 34.1% for the three months ended May 31, 2004, from 31.7% for the three months ended May 31, 2003.

Specialty Rehab Management

Cost of services provided associated with contract management of physical rehabilitation services increased by $435,000, or 13.6% between the quarters. This increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, from 22.2 for the three months ended May 31, 2003 to 26.8 for the three months ended May 31, 2004. As a percent of revenue, gross profit decreased to 23.5% for the three months ended May 31, 2004 from 25.3% for the three months ended May 31, 2003.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $850,000, or 17.0% between the quarters. Salaries and benefits for the three months ended May 31, 2004 were $3.8 million representing a decrease of $800,000 or 17.4%, as compared to salaries and benefits of $4.6 million for the three months ended May 31, 2003. This decrease is primarily attributable to the decline in number of nursing shifts worked between the periods. As a percent of revenue, gross profit increased to 8.8% for the three months ended May 31, 2004 from 7.8% for the three months ended May 31, 2003.

Horizon Behavioral Services

Cost of services provided associated with employee assistance programs and managed behavioral services increased by $1.2 million or 11.1% between the quarters. An increase of $908,000 is the result of the acquisition of Integrated Insights. In addition, medical claims costs on a comparative basis increased due to an accrual adjustment in the prior year. As a percent of revenue, gross profit increased to 8.5% for the three months ended May 31, 2004 from 7.3% for the three months ended May 31, 2003 primarily as a result of cost controls, accretive acquisitions, and the favorable rate adjustments included in the significant managed care contract discussed above.

Other Services

Cost of services provided associated with other services decreased by $398,000 between the quarters. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $906,000, or 20.9% between the quarters. From period to period, there were increases in salaries and incentive pay of $225,000 associated with the higher level of operations. Recruitment and relocation costs increased $161,000 due to several placements at the corporate office. Credit facility loan fees increased $142,000 as a result of costs associated with the increases in the credit facility in August 2003 and May 2004 discussed elsewhere herein. In addition, a $157,000 increase was the result of differences in the benefit accruals and the classification thereof between the periods discussed previously.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net recovery of $134,000 for the fiscal quarter ended May 31, 2004, as compared to a net recovery of $516,000 for the fiscal quarter ended May 31, 2003. The net recovery for the three months ended May 31, 2004 was primarily the result of receiving payments related to previously reserved delinquent receivables. The recovery was partially offset by bad debt associated with the operations of Michiana Behavioral Health Center that was acquired effective April 1, 2004. Approximately $482,000 of the net recovery for the three months ended May 31, 2003 was attributable to the receipt of payment from one contract location that had been previously reserved as bad debt. The recoveries in both periods were partially offset by reserves recorded for receivables for which collectability is uncertain.

Depreciation and Amortization. Depreciation and amortization expense increased $99,000 or 17.0% between the quarters. The variance is primarily attributable to an increase in depreciation expense of $72,000 which is related to the purchase of the National Support Center building in July 2003 and the addition of the facility associated with the Michiana Behavioral Health Center acquisition effective April 1, 2004. Additionally, there was a $68,000 increase in amortization expense associated with the addition of intangible assets resulting from the Integrated Insights acquisition. This increase was partially offset by a $26,000 decrease in amortization expense associated with intangibles that were fully amortized during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended May 31, 2004 resulted in net expense of $94,000, as compared to $58,000 for the corresponding period in the prior fiscal year. Interest expense increased approximately $27,000 as a result of an approximate $2.0 million increase in the weighted averaged outstanding balances between the periods. Additionally, in the prior period, a $13,000 gain on sale of assets was recognized.

Income Tax Expense. Income tax expense increased $178,000 or 11.7% between the quarters. This increase was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three months ended May 31, 2004 and 2003 were 38.4% and 38.8%, respectively.

Nine Months Ended May 31, 2004 Compared to the Nine Months Ended May 31, 2003

Revenue. Total revenue increased $4.9 million, or 3.9% between the year-to-date periods. Revenue for Horizon Mental Health Management increased $4.2 million as a result of the acquisition of Michiana Behavioral Health Center and the increase in average revenue per location in the Company’s behavioral health contract management segment. Specialty Rehab Management revenues increased $1.5 million, primarily due to an increase in average locations in operation. Revenue for ProCare One Nurses decreased $3.2 million as a result of a significant industry wide decline in the number of temporary nurse placements between the periods. Revenue for Horizon Behavioral Services increased $3.6 million primarily as a result of additional revenues associated with the acquisitions of EAPI and Integrated Insights and the renegotiation of a significant managed care contract. Additionally, revenue for Other Services decreased $1.2 million as a result of the previously announced phase out of the Company’s PsychScope Phase IV projects.

Horizon Mental Health Management

Revenue associated with the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health hospital increased $4.2 million, or 7.3% between the year-to-date periods. This increase was primarily attributable to a 6.8% increase in average revenue per location. The increase in average revenue per location in operation is primarily due to the recognition of approximately $700,000 in revenue generated by a significant consulting project, and the commencement of two significant contracts. Also contributing to the increase was the acquisition of Michiana Behavioral Health Center effective April 1, 2004, which had revenues of $1.8 million during the period.

Specialty Rehab Management

Revenue associated with the contract management of physical rehabilitation services increased $1.5 million, or 11.4% between the year-to-date periods. This increase was primarily attributable to an increase in the average locations in operation from 21.9 for the nine months ended May 31, 2003 to 28.0 for the nine months ended May 31, 2004, partially offset by a 12.8% decrease in average revenue per location, which was primarily related to the dilution effect of new program start-ups.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $3.2 million, or 18.6% between the year-to-date periods. This decrease is primarily attributable to a comparable decline in the number of nursing shifts worked during the period and is generally consistent with industry trends.

Horizon Behavioral Services

Revenue associated with employee assistance programs and managed behavioral services increased $3.6 million, or 10.1% between the year-to-date periods. An increase of $4.4 million was attributable to the acquisition of EAPI and Integrated Insights. An additional increase of $1.3 million was attributable to favorable rate adjustments related to the renegotiation of a significant managed care contract. These increases were offset by a decrease of $1.6 million attributable to the termination of a different, but lower margin, managed care contract on December 31, 2002. An additional decrease of approximately $397,000 was the result of the termination of the At Risk portion of another managed care contract on August 31, 2003.

Other Services

Revenue associated with other services decreased by $1.2 million, or 78.3% between the year-to-date periods. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects

Cost of Services. Total cost of services provided increased $1.8 million, or 1.9% between the year-to-date periods. This increase is primarily attributable to the cost of operations associated with the acquisition of Integrated Insights effective July 1, 2003 and Michiana Behavioral Health Center effective April 1, 2004 as well as increases associated with an increase in physical rehabilitation locations in operation between the corresponding periods. These increases were partially offset by decreases associated with the decline in the number of shifts worked by the Company’s specialized temporary nurse staffing service and the previously announced phase out of the PsychScope Phase IV projects. During the second quarter of fiscal year 2004, the Company retroactively reclassed certain benefit and legal expenses previously recorded as cost of services to selling, general and administrative that resulted in the recognition of lower cost of services, a corresponding increase in gross profit and a corresponding increase in selling, general and administrative costs. The reclassifications were not material in nature.

Horizon Mental Health Management

Cost of services provided associated with the behavioral health programs at contractually managed locations and the company’s freestanding behavioral health hospital increased $1.8 million, or 4.8% between the year-to-date periods. This increase was primarily attributable to the cost of operations for Michiana Behavioral Health Center, acquired on April 1, 2004, which were $1.3 million for the current period. The remaining increase is primarily attributable to a slight increase in the average number of locations in operation from 104.8 to 104.9 and a slight increase in the average cost of service per location between the year-to-date periods. As a percent of revenue, gross profit increased to 33.9% for the nine months ended May 31, 2004, from 32.2% for the nine months ended May 31, 2003.

Specialty Rehab Management

Cost of services provided associated with contract management of physical rehabilitation services increased by $1.6 million, or 16.5% between the year-to-date periods. This increase is primarily due to an increase in operating expenses as a result of the increase in the average number of locations in operation, from 21.9 for the nine months ended May 31, 2003 to 28.0 for the nine months ended May 31, 2004. As a percent of revenue, gross profit decreased to 24.2% for the nine months ended May 31, 2004 from 27.5% for the nine months ended May 31, 2003, and is primarily reflective of the large number of new program start-ups.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased $2.7 million, or 17.8% between the year-to-date periods. Salaries and benefits for the nine months ended May 31, 2004 were $11.8 million representing a decrease of $2.6 million or 18.1%, as compared to salaries and benefits of $14.4 million for the nine months ended May 31, 2003. This decrease is primarily attributable to the decline in the number of nursing shifts worked between the periods. As a percent of revenue, gross profit decreased to 8.0% for the nine months ended May 31, 2004 from 8.9% for the nine months ended May 31, 2003.

Horizon Behavioral Services

Cost of services provided associated with employee assistance programs and managed behavioral services increased by $2.2 million or 6.7% between the year-to-date periods. An increase of $3.5 million is the result of the acquisitions of EAPI and Integrated Insights. This increase is offset by a $1.2 million decrease in medical claims costs that is attributable to the termination of a significant managed care contract on December 31, 2002. As a percent of revenue, gross profit increased to 10.4% for the nine months ended May 31, 2004 from 7.5% for the nine months ended May 31, 2003 primarily as a result of cost controls, accretive acquisitions, as well as reduced medical claims costs and favorable rate adjustments included in the significant managed care contract discussed above.

Other Services

Cost of services provided associated with other services decreased by $977,000, or 78.9% between the year-to-date periods. This decrease is primarily attributable to the previously announced phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses increased $1.4 million, or 10.6% between the year-to-date periods. From period to period, there were increases in salaries and incentive pay of $468,000 associated with the higher level of operations. Legal settlements increased $358,000 primarily due to the accruals recorded for one significant legal settlement and several smaller settlements recently closed. Credit facility loan fees increased $282,000 as a result of the costs associated with increases in the credit facility in August 2003 and in May 2004 discussed elsewhere herein. In addition, an increase of $170,000 was the result of the difference in the benefit and legal accruals, and the classification thereof, between the periods discussed previously. An increase of $134,000 was due to increased direct marketing efforts and brand name development. Travel increased $94,000 primarily due to the costs associated with acquisition activity.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net recovery of $250,000 for the nine months ended May 31, 2004, as compared to a net recovery of $621,000 for the nine months ended May 31, 2003. The net recovery for the nine months ended May 31, 2004 was primarily the result of receiving payments related to delinquent receivables in the amount of $420,000 for two contract locations still in operation and $133,000 related to two contracts previously terminated. The net recovery for the nine months ended May 31, 2003 was primarily the result of receiving payments related to old receivables of three contact locations, net of legal costs. This includes the complete recovery of $600,727 previously recorded as bad debt for a hospital that declared bankruptcy in 1998. The recoveries in both periods were partially offset by reserves recorded for receivables for which collectability is uncertain, including reserves recorded during the nine months ending May 31, 2003 related to two locations that filed bankruptcy.

Depreciation and Amortization. Depreciation and amortization expense for the nine months ended May 31, 2004 and 2003 was approximately $2.0 million for both periods. An increase in depreciation expense of $132,000 is primarily related to the purchase of the National Support Center building in July 2003 and the addition of the facility associated with the Michiana Behavioral Health Center acquisition effective April 1, 2004. Contract amortization increased $212,000 as a result of an increase in intangible assets associated with the June 30, 2003 acquisition of Integrated Insights. This increase was partially offset by a decrease in amortization expense of $291,000 associated with intangibles that were fully amortized during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the nine months ended May 31, 2004 resulted in a net expense of $244,000 as compared to a net expense of $184,000 for the corresponding period in the prior fiscal year. As the year to date interest expense remained neutral, the change is primarily attributable to a decrease in interest and other income of $56,000 between the periods. This decrease was primarily due to the receipt of interest related to a previously written off note receivable, the recognition of non-recurring penalty interest income and a gain on sale of assets all recognized in the corresponding period in the prior fiscal year.

Income Tax Expense. Income tax expense increased $418,000 or 9.2% between the year-to-date periods. This increase was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the nine months ended May 31, 2004 and 2003 were 38.3% and 38.7%, respectively.

Newly Issued Accounting Standards

See in Note 1, Organization, the caption “Basis of Presentation and New Accounting Standards” in the notes to the consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

Sarbanes-Oxley and Related Compliance

The Sarbanes-Oxley Act of 2002, which became law in July 2002 requires changes in certain of the Company’s corporate governance practices. In addition, related rules have been made by the Securities and Exchange Commission and NASDAQ. These new rules and regulations will increase the Company’s legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations are expected to make it more expensive to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for the Company to attract and retain qualified members for its board of directors, particularly to serve on its audit committee, and qualified executive officers. Additional costs related to compliance with the new requirements of Sarbanes-Oxley Rule Section 404 are expected for the remainder of 2004 and in future fiscal periods.

The Company’s initiatives to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding management’s required assessment of its internal control over financial reporting and the independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. In part to prepare for compliance with Section 404, as well as to generally improve its internal control environment, the Company has undertaken substantial measures, including among other things, projects to strengthen both its accounting and information technology systems, including initiatives related to recent acquisitions. These projects, which represent both operational and compliance risks, require significant resources and must be completed in a timely manner in order to enable the Company to comply with the Section 404 requirements. Although management believes that ongoing efforts to improve its internal control over financial reporting will enable management to provide the required report, and its independent auditors to provide the required attestation, under Section 404 as of August 31, 2005, the Company can give no assurance that such efforts will be completed on a timely and successful basis to enable management and independent auditors to provide the required report and attestation. Moreover, because of the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to disclosure and governance practices.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations, along with cash of $1.8 million at May 31, 2004, and its credit facility of $90 million with an accordion feature allowing additional increases to $120 million, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $2.7 million for the three months ended May 31, 2004, $9.7 million for the nine months ended May 31, 2004, and $13.5 million for the fiscal year ended August 31, 2003. At May 31, 2004, $70.7 million of the $90 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements, as well as have the capacity to continue its acquisition initiatives.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $1.2 million for the nine months ended May 31, 2004. During the second quarter, the Company purchased the land and building located on the lot adjacent to the Company’s national support center located in Lewisville, Texas for approximately $450,000. The Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $300,000.

On April 1, 2004 the Company expended cash of approximately $6.2 million for the purchase of the assets of Michiana Behavioral Health Center. See Note 5, Acquisitions in the notes to the consolidated financial statements included elsewhere herein.

On June 1, 2004, subsequent to the current quarter end, the Company acquired the assets of PSH Acquisition Corporation. The purchase price was approximately $29.1 million, which was financed by borrowings from the Company’s credit facility. The purchase agreement also provides for additional variable payments in future years based on the future performance of the facilities. See Note 12, Subsequent Event in the notes to the consolidated financial statements included elsewhere herein. Subsequent to the acquisition the available balance under the credit facility was $41.6 million.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility and if necessary, will seek to further increase the facility size by exercising the accordion expansion feature.

The Company has repurchased $1.2 million of its common stock during the nine months ended May 31, 2004. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2006. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of May 31, 2004, the company had repurchased 704,908 shares of the 800,000 share authorization, which remains in effect.

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

Effective May 4, 2004 the Company amended the credit agreement. The amendment increased the facility size from $60 million to $90 million (including an accordion expansion feature up to $120 million). See Note 8, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein.

Critical Accounting Policies and Estimates

With the exception of the items below, please see the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” presented in the Company’s August 31, 2003 Form 10-K, as well as “Significant Accounting Policies and Estimates” described in Note 2 to the consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

With the recent acquisition of the behavioral health hospital, the following are an addition to the critical accounting policies discussed in the previous paragraph:

Allowance for Doubtful Accounts: For the newly acquired behavioral health hospital, the ability to collect outstanding patient receivables from third party payors is critical to operating performance and cash flows. The primary collection risk with regard to patient receivables lies with uninsured patient accounts or patient accounts for which primary insurance has paid, but the portion owed by the patient remains outstanding. The allowance for doubtful accounts is estimated primarily based upon the age of the accounts since patient discharge date. Accounts receivable balances are monitored and cash collection patterns and data are utilized to support estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on results of operations and cash flows.

Allowances for Contractual Discounts: The Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided in inpatient facilities. In addition cost settlement provisions require complex calculations and assumptions subject to interpretation. The allowances for contractual discounts are estimated on a payor-specific basis after interpreting the applicable regulations or contract terms. Additionally, updated regulations and contract renegotiations occur periodically necessitating ongoing review and assessment of the estimation process by management.

Other Considerations

SFAS 142 discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary. However, consistent with nurse staffing industry trends, revenues for the Company’s reportable segment ProCare One Nurses have declined 18.9% for the nine months ended May 31, 2004 compared to the same period in the prior year. Operating margins have remained level at 7.6% primarily due to cost containment measures implemented by the Company. While not expected, should revenues continue to decline and additional cost containment not be feasible, an impairment charge possibly could be incurred. The Company is evaluating various strategic alternatives as to its specialty staffing business.

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to acute care hospitals by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing services; adverse changes to other regulatory requirements; legal and financial compliance costs relating to new governmental regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgements rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At May 31, 2004, the Company had approximately $12.7 million of debt obligations outstanding with a weighted average interest rate of 4.3%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 2004, would change interest expense by approximately $54,000 annually. This would be funded out of cash flows from operations, which were approximately $16.4 million for the twelve most recent months ended May 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2004 and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

ITEM 5. OTHER INFORMATION

The charter of the Nominating Committee of the Board of Directors of the Company is posted on the Company’s website at www.horizonhealthcorp.com, under the “Investor Relations” tab. The director nominating process and procedures of the Company are contained in such charter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

NUMBER		EXHIBIT

3.1		Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2		Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1		Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2		Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1		Asset Purchase Agreement dated March 12, 2004 between Horizon Health Corporation, as buyer, and Northern Indiana Hospital, LLC, as seller (filed herewith).

10.2		Assignment of Asset Purchase Agreement dated March 15, 2004 between Horizon Health Corporation, as assignor, and HHC Indiana, Inc., as assignee (filed herewith).

10.3		Sixth Amendment to Second Amended and restated Credit Agreement dated as of April 19, 2004, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank as the Agent and the banks named therein (filed herewith).

10.4		Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of May 4, 2005 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent and the banks named therein (filed herewith).

10.5		Asset Purchase Agreement dated May 13, 2004 between HHC Poplar Springs, Inc. and PSH Acquisition Corporation (incorporated by reference to Form 8-K).

11.1		Statement Regarding Computation of Per Share Earnings (filed herewith).

31.1		Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2		Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b	)	The Company filed the following reports on Form 8-K during the quarter covered by this report:

Current report on Form 8-K filed with the Commission on May 28, 2004. The item reported was Item 5, Other Events, announcing a publicly available conference call regarding the Company’s third quarter financial results on July 13, 2004.

Current report on Form 8-K filed with the Commission June 10, 2004. The items reported were Item 2 Acquisition or Disposition of Assets and Item 7 Financial Statements and Exhibits, regarding the acquisition of PSH Acquisition Corporation effective June 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 13, 2004

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Vice President-Finance (Principal Accounting Officer)

By:	/S/ Ronald C. Drabik
Ronald C. Drabik Senior Vice President-Finance and Administration and Treasurer (Principal Financial Officer)

INDEX TO EXHIBITS

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	Asset Purchase Agreement dated March 12, 2004 between Horizon Health Corporation, as buyer, and Northern Indiana Hospital, LLC, as seller (filed herewith).

10.2	Assignment of Asset Purchase Agreement dated March 15, 2004 between Horizon Health Corporation, as assignor, and HHC Indiana, Inc., as assignee (filed herewith).

10.3	Sixth Amendment to Second Amended and restated Credit Agreement dated as of April 19, 2004, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank as the Agent and the banks named therein (filed herewith).

10.4	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of May 4, 2005 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent and the banks named therein (filed herewith).

10.5	Asset Purchase Agreement dated May 13, 2004 between HHC Poplar Springs, Inc. and PSH Acquisition Corporation (incorporated by reference to Form 8-K).

11.1	Statement Regarding Computation of Per Share Earnings (filed herewith).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.