Form 10-K
period 2004-08-31
HORIZON HEALTH CORP /DE/
filed 2004-11-12
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2004

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

Title of each class
Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are “affiliates” of the registrant) at February 27, 2004 (the last business day of the most recently completed second fiscal quarter) was $108,143,941, based on the market price at the close of business on February 27, 2004.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of November 8, 2004 was 5,573,604.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held on January 21, 2005.

HORIZON HEALTH CORPORATION

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, whenever used herein the terms “Company”, “Horizon Health” and “Registrant” refer to Horizon Health Corporation and its subsidiaries.

General Overview

Horizon Health is a diversified health care services provider. The Company considers that it has four identifiable business segments (service groups) as follows: (1) Behavioral Health Services – behavioral health contract management services, including psychiatric outcomes measurement services and clinical programs offered by the Company’s owned or leased behavioral health care facilities, (2) Physical Rehabilitation Services - physical rehabilitation contract management services, (3) EAP-Behavioral Services - employee assistance programs and managed care behavioral health services and (4) ProCare One Nurses - specialized temporary nurse staffing services. For the year ended August 31, 2004, the revenues of such business service groups constituted 50.2%, 10.4%, 29.0%, and 10.4%, respectively, of the total revenues of the Company. See Note 14 “Segment (Service Group) Information” to the Consolidated Financial Statements of the Company included elsewhere herein for financial information regarding the business segments (service groups) of the Company.

While the Company is generally not experiencing material adverse consequences as a result of recent changes in reimbursement under federal health care programs, at this time, the Company cannot meaningfully predict the ultimate impact that reimbursement changes may have on the programs it currently manages or the facilities it owns or on its ability to obtain new management contracts. See “Government Regulation” – “Medicare and Medicaid; Reimbursement for Services” elsewhere herein regarding Medicare statutes, hospital reimbursement systems and related recent changes.

The Company was incorporated in 1989 and is the successor to Horizon Mental Health Management, Inc., incorporated in 1981, which began the development and contract management of behavioral health treatment programs for acute care hospitals. The Company’s national support center is located at 1500 Waters Ridge Drive, Lewisville, Texas, 75057. The telephone number is (972) 420-8200. The Company’s Form 10-Q’s and Form 10-K can be obtained free of charge through the Company’s website at www.horizonhealth.com.

Recent Developments

In February 2004, the Company purchased the land and building adjacent to its National Support Center located in Lewisville, Texas for approximately $451,000.

On May 4, 2004 the Company increased its credit facility from a $60 million facility to a $90 million facility with an accordion feature allowing additional increases up to $120 million, subject to satisfaction of certain conditions, and extended its duration by an additional year. The revolving credit facility expires May 31, 2006 at which time any outstanding borrowings will convert to a term loan that matures on May 31, 2008. KeyBank National Association was added as a participant to the credit agreement in conjunction with this increase. See Note 8 “Long Term Debt” to the Consolidated Financial Statements included elsewhere herein for additional information.

The Company has undertaken a focused growth strategy in its clinical core competencies of behavioral health and physical rehabilitation services. The initiatives include more capital-intensive facilities-based acquisitions. In fiscal 2004 the Company established its behavioral health hospital division, within the Behavioral Health Services Group, following the acquisition of two facilities. On April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana for approximately $6.2 million. Horizon operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral health programs for children, adolescents and adults. The facility offers an array of behavioral health services, ranging from inpatient hospitalization to residential treatment programs and outpatient services. Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities with a total licensed capacity of 189 beds, in the central Virginia region for approximately $29.7 million. Horizon operates the facility under the name “Poplar Springs Hospital”. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The three owned and two leased facilities include:

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

On July 12, 2004 the Company announced the appointment of Mike R. Bowlin as a Director of the Company. Mr. Bowlin is the retired Chairman of Atlantic Richfield Company having served in such capacity from 1995 to 2000. He also held the position of Chief Executive Officer of ARCO from 1995 until 2000.

On September 10, 2004, the Company announced that Ronald C. Drabik voluntarily resigned his position with the Company to accept other employment, effective October 2, 2004. Mr. Drabik had served as the Senior Vice President – Finance and Administration and Chief Financial Officer of the Company since July 1999. Concurrently, the Company announced the appointment of John E. Pitts to Senior Vice President – Finance and the Company changed the officer title for David K. Meyercord to Senior Vice President – Administration and General Counsel for the Company. Subsequent to this announcement, Mr. Pitts was unanimously appointed as the Chief Financial Officer of the Company at the October 22, 2004 board of directors meeting.

The Company’s business segment EAP-Behavioral Services has been notified that a significant client will not renew its contract, which expires December 31, 2004. The contract had revenues of $4.4 million during fiscal year 2004. Due to cost saving initiatives enacted and to be enacted, the Company does not believe the loss of this contract will have a material unfavorable impact on income from continuing operations.

The Company has indicated that it will focus future growth, both internal and acquisitions, in the area of its two core clinical competencies, behavioral health services and physical rehabilitation services. The Company does not plan to make further investments in nor to include its at risk managed care business in its acquisition strategy as it is not deemed to be a part of the Company’s core competencies. The Company will continue its administrative services only business in which it is not at-risk for the cost of treatment services. In addition, the Company is evaluating various alternatives as to its specialty nurse staffing business.

Services by Service Group

Behavioral Health Services

Behavioral Health Contract Management Services

The Company believes that there continues to be a viable market for behavioral health contract management services provided to acute care hospitals. The Company believes the hospital based clinical service delivery system for the behavioral health and physical rehabilitation programs it manages is a cost efficient and effective model competitive with other forms of delivery systems in the marketplace. Acute care hospitals outsource key clinical departments to independent contract management companies for several reasons, including: (i) the expertise necessary for the development, management and operation of specialized clinical programs differs from that necessary for traditional medical/surgical services, (ii) acute care hospitals often lack access to the skilled professionals and support staff needed to operate specialized clinical programs, (iii) acute care hospitals often lack expertise in community education activities required to support specialized clinical programs, and (iv) acute care hospitals often lack expertise necessary to design and operate specialized clinical programs that satisfy regulatory, licensing, accreditation and reimbursement requirements.

A focus of the Company is developing behavioral health programs to accommodate the use of managed care methods for pre-approval reviews of behavioral health treatment services and the use of alternatives to inpatient hospitalization in order to ensure that each patient’s treatment regimen utilizes clinical resources effectively. The Company believes that acute care hospitals need to be able to offer a broad array of behavioral health care services in order to develop or participate in integrated delivery systems responsive to the changing demands of governmental payors, managed care companies and other third-party payors. Acute care hospitals are able to provide their mix of behavioral health patients (as to age, acuity, comorbidity, etc.) with needed medical and surgical care on-site. Furthermore, acute care hospitals are eligible to receive reimbursement under the Medicaid program for behavioral health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

The Company believes it is uniquely positioned to capitalize on an increased demand for behavioral health contract management services as a result of its demonstrated industry expertise and its proprietary quality and outcomes measurement system. In addition, the Company believes its position as the leading contract manager (based on market share) of behavioral health programs provides the Company with a significant advantage in attracting and retaining employees and yields several economies of scale such as the ability to consolidate administrative functions.

The Company has the expertise to manage a broad range of clinical behavioral health programs, including geropsychiatric, general adult, substance abuse and child and adolescent programs. The programs use a treatment team concept, with the admitting physician, team psychologist, social workers, nurses, therapists and counselors coordinating each phase of therapy. The programs include crisis intervention, individual therapy, group and family therapy, recreational therapy, occupational therapy, lifestyle education, social services and substance abuse counseling. Family involvement is encouraged. Each treatment program is individually tailored as much as practicable to meet the needs of the patients, the client hospital, physicians and payor groups.

The Company intends to continue to emphasize the area of behavioral health programs for the elderly (“geropsychiatric programs”). At August 31, 2004, approximately 61.2% of the behavioral health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term behavioral illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. Subject to certain regulatory maximum limitations on reimbursement amounts, the Medicare program currently reimburses acute care hospitals for their cost of providing these services, which includes the Company’s management fee as well as allocated overhead costs to the facility, and also allows reimbursement for partial hospitalization on a specified fee for service basis that facilitates the ability to treat patients in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting acute care hospitals in receiving approval for inpatient programs as distinct part units to qualify for reimbursement under Medicare. Approval of an inpatient program as a distinct part unit is significant to client acute care hospitals because services provided in distinct part units are exempt from predetermined reimbursement rates and are reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below. As discussed below, a prospective payment system is under consideration for inpatient behavioral health services.

The contract management fees received by the Company for its services are paid directly by its client acute care hospitals. The client acute care hospitals receive reimbursement for the clinical services provided to patients of the programs managed by the Company under either the Medicare or Medicaid programs or from insurers, self-funded benefit plans or other third-party payors for the services. As a result, the availability and amount of such reimbursements, which are subject to change, impacts the decisions of acute care hospitals regarding whether to offer behavioral health services pursuant to management contracts with the Company, as well as the decisions whether to renew such contracts and the amount of fees to be paid thereunder. See “Government Regulation” – “Medicare and Medicaid; Reimbursement for Services” elsewhere herein for a further discussion of funding methods, and recent changes in them.

Elements of the Continuum of Care

The behavioral health treatment programs managed by the Company are designed to be part of a continuum of behavioral health services, consisting of inpatient, partial hospitalization (or day treatment) and outpatient services.

Inpatient Services. Inpatient services are generally provided to patients needing the most intensive behavioral health treatment and who frequently have accompanying medical care needs. The patient is admitted to the client hospital and remains there on a 24-hour per day basis throughout the course of the inpatient treatment, which is continued until the patient can be stabilized and moved to another level in the continuum of behavioral health services.

Partial Hospitalization. Partial hospitalization services are provided for limited periods per day with the patient returning home at the conclusion of each day’s treatment. Partial hospitalization services are designed to be both an alternative to inpatient hospitalization services and a key component of care following inpatient hospitalization.

Outpatient Services. Outpatient services consist generally of consultative and therapeutic sessions that can be rendered in a variety of individual or group settings at various locations, including acute care hospitals, clinics or the offices of the service provider. Outpatient service providers can also serve a “gatekeeper” function for persons being evaluated for treatment. Once an individual is assessed for treatment in an outpatient environment, the individual is provided the appropriate level of service in relation to the diagnosis.

CQI+ Mental Health Outcomes Measurement

The Company began offering its proprietary CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for behavioral health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. The CQI+ Outcomes Measurement System provides outcome information regarding the effectiveness of a hospital’s behavioral health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided and to demonstrate the benefits of its programs to patients and providers. The CQI+ System also provides the Company with a valuable tool for demonstrating clinical results of the behavioral health programs managed by the Company and for marketing its management services to other acute care hospitals. The Company provides outcome measurement services to acute care hospital-based programs as well as freestanding psychiatric hospitals. The Company’s CQI+ System is included on the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) list of acceptable ORYX outcome measurement systems. The Company is committed to meeting the requirements as established by JCAHO. As of August 31, 2004, 53 of the Company’s behavioral health management contracts included the CQI+ System and there were an additional 63 stand-alone contracts. Since offering the CQI+ System, the Company has compiled a proprietary database containing de-identified patient outcome measurement data on approximately 131,000 patients. Sample data is typically collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. With the continued emphasis on enhancing patient care, accountability and the JCAHO accreditation requirement, the Company believes that its CQI+ System is an important component of the behavioral health services it provides.

Behavioral Health Care Facilities

The Company owns an 80-bed freestanding behavioral health hospital in Plymouth, Indiana that provides behavioral health programs for children, adolescents, and adults. In the central Virginia region the Company owns a 125 bed acute adult and adolescent facility (that also offers residential treatment), a 36 bed youth development center that offers residential treatment care, a 60-student special educational program and an 8-bed adolescent boys group home. Additionally, in the same region, the Company leases a 20-bed female adolescent residential care facility and an intensive adolescent and adult outpatient service center.

The Company’s behavioral facilities provide inpatient psychiatric treatment which is the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of behavioral health professionals. Our residential treatment centers offer longer-term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems. Our residential treatment centers provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social, and academic needs of the patient.

Physical Rehabilitation Services

The Company’s acquisition of Specialty Healthcare Management, Inc. in August 1997 expanded the Company’s operations to include the contract management of physical rehabilitation programs. The Company believes that many of the same factors that drive demand for contract management of behavioral health programs are also applicable to physical rehabilitation programs. The Company provides contract management services for a full range of physical rehabilitation services. In addition to acute physical therapy and rehabilitation services, the Company also provides contract management for skilled nursing services and outpatient rehabilitation programs.

Acute rehabilitation units are specialized programs that incorporate a variety of treatments and services aimed at improving an individual’s functional level following a disabling illness or traumatic injury. The treatment program is led by a physician and provided by an interdisciplinary team of health care professionals including physical, speech, occupational and recreational therapists, rehabilitation nurses and social workers. The Company tailors an acute rehabilitation program for a health care facility to satisfy unmet community and medical staff needs, while maximizing utilization of the facility.

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

EAP - Behavioral Services

The Company contracts with employers to provide employee assistance programs (“EAPs”) to their employees. An EAP is a program that is designed to assist employees and their dependents with resolution of behavioral conditions or other personal concerns. It is considered that having an EAP will result in more productivity from employees. Employers usually provide an EAP as a benefit at no cost to employees. Under an EAP, staff or network providers provide assessment and referral services to employee beneficiaries and their dependants. These services consist of evaluating a beneficiary’s needs and, if indicated, providing limited counseling and/or identifying an appropriate provider, treatment facility or other resource for more intensive treatment services. For its EAP services, the Company is usually paid a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services, and the method(s) in which those services are provided.

The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification and resolution of productivity problems can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company’s EAP services can include a comprehensive array of work life information and referral sources if desired by the employer. Modes of access to services include traditional face-to-face sessions as well as HorizOnline, an internet based EAP program, and HorizonCare, a telephonic based EAP program, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional well-being. Through several acquisitions, as described in Note 5 “Acquisitions” in the Notes to Financial Statements included elsewhere herein, the Company has expanded its service offerings, including the ability to conduct EAP business in the State of California, through the acquisition of a limited Knox-Keene license.

The Company also contracts with self-insured employers, insurance companies and HMOs to provide the managed behavioral health care component of the general health plans offered by such entities. The contracts are primarily on a full risk, capitated basis under which the Company is paid a set fee per month for each member of the respective health plan, however, a small portion of the contracts are structured on a stipulated fee-for-service basis. The Company provides its clients with quality, cost-effective programs for administration and management of behavioral health, substance abuse and psychiatric disability management services. The Company does not plan to make further investments in nor to include its at risk managed care business in its acquisition strategy as it is not deemed to be a part of the Company’s core competencies. The Company will continue its administrative services only business in which it is not at-risk for the cost of treatment services.

The EAP and managed behavioral health care services are provided primarily through a network of approximately 23,000 independent providers that have contracted with the Company to provide such services. In addition, the Company provides such services through behavioral health care professionals employed by the Company and it operates four clinics within the state of Florida. The Company’s business segment EAP-Behavioral Services has been notified that a significant client will not renew its contract that expires December 31, 2004. The contract had revenues of $4.4 million during fiscal year 2004. Due to cost saving initiatives enacted and to be enacted, the Company does not believe the loss of this contract will have a material unfavorable impact on income from continuing operations. The Company is currently negotiating the assumption of certain related clinic operations by a third party.

The Company reimburses the independent network professionals and institutions on a negotiated fee-for-service basis. The clinical providers represent a broad range of treatment and case management specialties and are qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The clinical providers include psychiatrists, nurses, psychologists, social workers, and other related behavioral health personnel. The Company believes that its relationships with health care providers and its expertise in the provision of behavioral health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically and adequately furnish such services.

In March 2004, the Company’s Philadelphia service center received its fifth successive full, three-year, accreditation for utilization management from URAC, a non-profit organization founded in 1990 to establish standards for the health care industry. In October 2000, the Company’s Orlando service center was awarded a three year, Full Accreditation from the National Committee for Quality Assurance (“NCQA”) under its 2000 standards for managed behavioral health care organizations. In July 2003, the Company was reaccredited by NCQA for an additional three years beginning October 2003. NCQA is an independent, not-for-profit organization dedicated to assessing and reporting on the quality of managed behavioral health care organizations, physician organizations, managed care organizations and credentials verification organizations. The NCQA accreditation process is a voluntary review that evaluates how well a managed behavioral health care organization manages all parts of its delivery system in order to continuously improve health care for its members. The NCQA standards for the accreditation are intended to help organizations achieve the highest level of performance possible, reduce patient risk for untoward outcomes, and create an environment of continuous improvement

Specialized Temporary Nurse Staffing Services

The Company’s acquisition of ProCare One Nurses in June 2002 expanded the Company’s operations to include temporary nurse staffing. The Company focuses on providing specialized nurses (primarily labor & delivery, neo-natal, emergency room, and intensive care) to acute care hospitals. The Company provides its specialized temporary nurse staffing services on an on-call, twenty-four hour per day, seven days a week, basis. The Company provides a solution to acute care hospitals for short term staffing needs resulting from increases in the number of patients, increases in patient acuity, or the unavailability of their own staff. The specialized temporary nurse staffing industry is expected to grow due to a chronic staffing shortage. The staffing shortfall is primarily caused by an aging workforce, a declining number of new entrants into the profession, an increased demand for healthcare professionals and in some locales, regulatory mandated nurse-staffing levels. A key driver for the Company to be successful in this business service group is its ability to continue to attract and retain a large supply of highly qualified and experienced nurses. The staffing shortage and an increased demand by hospitals is causing the hourly rates paid to nurses to rise and is increasing the costs of recruiting an adequate supply of nurses. As an industry practice, when a hospital experiences a staffing shortage, it may call on one of many staffing companies to fill the position. Typically the first contacted staffing company to call the hospital back with a qualified, available nurse will have the opportunity to fill the open position. The Company does not intend to pursue acquisitions or other investments related to its specialty nurse staffing business, which it deems not to be in its core competencies. The Company will continue to explore strategic alternatives for its specialty nurse staffing business, which could include a sale of the business at a loss.

Operations

Management Contracts

The Company operates its behavioral health management contract business through a regional structure that includes management personnel officed in the regional territory and in the Company’s national support center in the Dallas suburb of Lewisville, Texas. The structure is designed to maintain key operating employees of the Company in direct contact with clients. Each region is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to twelve behavioral health management contract locations. Other regional personnel include clinical and other specialists, who are available to provide assistance to the local programs and client hospital personnel. The Company’s physical rehabilitation management contracts are also operated in a regional organizational manner.

The Company provides its management services under contracts with client acute care hospitals. Each contract is tailored to address the specific needs of the client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company. At any location, these may consist of one or more treatment programs offering inpatient, partial hospitalization, outpatient services, and also other specialized services. Under the management contracts, the hospital is the actual provider of the behavioral health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), its own support services (such as billing, dietary and housekeeping), and frequently its own nursing staff for the operation of the treatment programs with the Company providing operating and clinical expertise through its onsite management staff.

While the treatment programs subject to each of the management contracts is tailored to the specific needs of the client hospital, substantially all of the management contracts contain certain non-compete and confidentiality provisions. In addition, the management contracts typically prohibit the client hospital from soliciting the employment of the Company’s employees during the contract term and for a specified period thereafter.

The management contracts generally have a term of 3-5 years although some contracts have shorter or longer terms. Contracts are frequently renewed or amended prior to their stated expiration date. As of August 31, 2004, 2003 and 2002, the Company had successfully retained 88%, 82%, and 83%, respectively, of the management contracts in existence at the beginning of the respective fiscal year. Some contracts are terminated prior to their stated expiration date by mutual agreement of the parties or pursuant to early termination provisions included in the contract. The Company’s experience is that the most frequent reasons why the client acute care hospitals do not renew a contract is that the hospital desires to manage the program itself, the economic viability of the program has changed resulting in the hospital closing the program, or a change in hospital administration has occurred that results in a philosophical change regarding the use of contract managers.

Under each contract, the Company receives a fee for its services paid by the client hospital. The management fee may be a variable fee related in part to patient volumes (census, admissions, or discharges) at the program, a fixed fee with reimbursement for specified direct program costs, or a combination of these structures. The management fee is frequently subject to periodic adjustments as a result of changes in a relevant price index or other economic factors. A significant number of the Company’s management contracts require the Company to refund some or all of its fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost. During the last three fiscal years the Company has not refunded any significant amount of its fees in relation to such denials.

Program Development

The Company assists in the development of each clinical program as requested by the client hospital, including such matters as licensing, accreditation, certificate of need approvals and Medicare certification. The Company also develops and implements community education awareness plans and development plans for the clinical programs to be offered by the hospital. Each program is marketed locally in the name of the client hospital with an emphasis on the hospital addressing the needs of the local community. The Company’s name is not used and its role is not publicly emphasized in the operation of the clinical programs offered by its client acute care hospitals. The medical staff of the client hospital admits each patient. Charges for treatment services provided to the patients of the programs accrue directly to and are billed by the client hospital and/or treating physician.

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

In addition, for mental health and physical rehabilitation programs, the Company contracts with a medical director on an independent contractor basis under which on-site administrative services for medical oversight of the program are provided. These contracts generally include nondisclosure, non-solicitation and non-competition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages.

Except for the nursing staff, which is typically provided and employed by the hospital, the other program personnel are usually employees of the Company. The Company’s management contracts typically contain non-solicitation covenants whereby the hospital agrees not to solicit or otherwise employ Company employees for specified periods.

Program Education and Referral Development

The treatment programs managed by the Company are a service provided by the general acute care hospital client. Most patients are referred by the client hospital’s medical staff or result from relationships that the client hospital has in the community. Many contract locations have a community education manager employed by the company who works with a community awareness and referral development committee consisting of the Company and hospital personnel to educate physicians, other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital, to which they can direct patients. The community education manager also designs and offers community educational programs regarding various health issues.

Internal Audits

The Company has established a clinical internal audit process for its behavioral health and physical rehabilitation programs. The Company’s regional behavioral health clinical specialists review, as a part of the ongoing operations, the services and clinical documentation of the treatment programs for compliance with client hospital, federal, state and Company standards. The clinical auditor typically reviews medical records, clinical and operating procedures, staffing, marketing programs, etc. and conducts interviews with physicians, referral sources and client hospital staff members and frequently patients and/or their families.

The Company also has a quality audit department that is independent from contract clinical and operations staff. The corporate auditors periodically visit all contract locations. Results of the quality audits are reported directly to the senior management of the Company, independent from the operating organizations.

Contract Locations

At August 31, 2004, the Company had a total of 140 behavioral health and physical rehabilitation management contracts with acute care hospitals located in 35 states and the District of Columbia as shown below:

State	Number of Contracts
Alabama	3
Arkansas	11
Arizona	1
California	9
Colorado	1
Connecticut	2
District of Columbia	1
Florida	2
Idaho	1
Illinois	3
Indiana	2
Iowa	3
Kansas	1
Kentucky	4
Louisiana	5
Maryland	1
Massachusetts	3
Michigan	10
Mississippi	8
Missouri	6
Montana	1
Nebraska	1
Nevada	1
New Jersey	2
New York	6
North Carolina	7
Ohio	8
Oregon	1
Pennsylvania	14
South Carolina	1
Tennessee	5
Texas	9
Virginia	1
Washington	3
West Virginia	1
Wisconsin	2

Client Hospitals

The Company’s management contract clients are primarily small to medium sized acute care hospitals often located in rural areas, but also include some large tertiary acute care hospitals. At August 31, 2004, approximately 75.7% of the Company’s management contracts were with community or religious based not-for profit acute care hospitals. The remaining contracts are with proprietary and nonproprietary for profit acute care hospitals.

CQI+ Mental Health Outcomes Measurement

The Company develops and operates its outcomes measurement system primarily out of its national support center. Program personnel are responsible for the completion of the data input forms concerning the various treatment programs. The data is input into the national database using automated technologies from which reports are developed, reviewed and analyzed.

Behavioral Health Care Facilities

Through owned and leased behavioral health care facilities, the company offers a wide range of behavioral health care services for children, adolescents and adults. The facilities work closely with behavioral health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians, emergency rooms; law enforcement and community agencies that interact with individuals who may need treatment for behavioral illness or substance abuse. The facilities have mobile assessment teams who travel to prospective clients in order to assess their condition and determine if they meet criteria for inpatient care. Those clients not meeting criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facilities.

Through the diversity of programming and levels of care available, the patient can receive a seamless treatment experience from acute care to residential long-term care to group home living to outpatient treatment. This seamless care system provides the continuity of care needed to step the patient down and allow the patient to develop and use successful coping skills and treatment interventions to sustain long-term treatment success. Treatment modalities include comprehensive assessment, multidisciplinary treatment planning including the patient and family, group, individual and family therapy services, medical and dental services, educational services, recreational services, and discharge planning services. Specialized interventions such as skills training include basic daily living skills, social skills, work/school adaptation skills and symptom management skills. Collateral consultations are provided to significant others such as family members, teachers, employers and other professionals when needed to help the patient successfully reintegrate back into his/her world.

Acute inpatient hospitalization is the most intensive level of care offered and typically involves 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist, and intensive, highly coordinated treatment by a physician-led team of behavioral health professionals. Every patient admitted to acute care is assessed by a medical doctor within 24 hours of admission. Patients admitted to the acute care facilities also receive comprehensive nursing and psychosocial assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding their illness is also provided by trained medical health professionals.

The Company’s residential treatment care programs provide longer-term treatment programs for children and adolescents with long-standing behavioral health problems. Twenty four-hour observation and care is provided in the residential treatment care programs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed, often board-certified, psychiatrists while they remain at the inpatient facility. The Company’s residential treatment care programs also provide academic programs by certified teachers to children and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge of the resident, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in the RTCs include programs for sexually reactive children, sex offenders, reactive attachments disorders and clients who are developmentally delayed with a behavioral component. The residential treatment care programs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within the referral’s own state.

Employee Assistance and Managed Care Contracts

The Company’s EAP-Behavioral Services group is positioning itself as a nationally integrated organization to better service and market to a growing regional and national customer base, for stronger market identification, and to achieve operating efficiencies. The Company’s service centers are located in the Philadelphia, Nashville, Denver, San Diego and Orlando metropolitan areas. Additionally, the Company has satellite sales offices located in various smaller cities.

EAP-Behavioral Services has a total network of approximately 23,000 independent providers located in all 50 states. This service group has employees working in clinical management and administrative positions at its service centers and has licensed clinicians providing services in its four clinic locations in Florida. Due to the loss of a significant client, as previously discussed, the Company is in negotiation regarding the assumption of the clinics’ operations by a third party. EAP-Behavioral Services also has employees performing sales and support services and administrative functions based at the NSC and its various operating locations.

Specialized Temporary Nurse Staffing Services

Annually, the Company provides specialized temporary nurse staffing services to over 130 acute care hospitals through per diem, short-term and traveling nurse contracts with acute care hospitals. ProCare One Nurses, on a monthly average for fiscal 2004 placed over 350 specialized nurses in temporary and travel nurse staffing positions with client acute care hospitals. The per diem contracts provide short-term staffing solutions to acute care hospitals resulting from increases in the number of patients or the patient acuity and the availability of their own staff. Acute care hospitals typically have contracts with multiple staffing agencies. Usually, the first contacted staffing company with an available, qualified nurse will have the opportunity to fill the position. The per diem contracts meet incidental needs and are not exclusive agreements and do not guarantee the number of health professionals that will be provided to the hospital. The short-term and traveling nurse contracts normally assist the hospital in filling an expected vacancy of four to thirteen weeks. Under some agreements the hospital may charge the Company a fee (of approximately two hours at the hourly rate contracted with the hospital) if the Company staff does not “show” for an assigned shift. Contracts are usually renewed if the hospital is satisfied with the quality and the availability of the Company’s nurses.

The Company provides specialized temporary nurse staffing services from two offices, with Santa Ana, California being the major location and the second being West Bloomfield, Michigan, a Detroit suburb. ProCare has nurse “staffers”, sales personnel and administrative support personnel at both locations.

Administration

The Company’s employees at its national support center provide company-wide support in finance, human resources, information technology, physician and program director recruitment, clinical compliance, risk management, auditing, and other administrative and executive services.

Sales and Marketing

The Company conducts direct sales activities for its behavioral health and physical rehabilitation contract management businesses. The Company compiles information from numerous databases, as well as other sources and referrals, to identify prospective clients. The Company has developed profiles of approximately 5,000 acute care hospitals in the United States, with numerous clinical, operating, and financial characteristics for each hospital. Potential clients include acute care hospitals without existing behavioral health, physical rehabilitation or other programs as well as acute care hospitals with existing programs of which the Company could assume management. A select list of high priority candidates from these hospital profiles is systematically targeted based on criteria strategically formulated to identify acute care hospitals that are the most likely to need our services. This strategic approach allows the Company to maximize its resources in a more focused manner in order to achieve the goal of increased sales. Once identified, an internal telemarketing system is in place to contact and qualify the potential clients. A Vice President of Development, who typically acts as the point person on the sales team then contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed operating and financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client’s specific needs. The typical sales cycle for a management contract is approximately six to nine months. Operations and clinical management also participate in and support the sales process. The Company believes it has opportunity to cross-sell a range of services to client acute care hospitals and is pursuing such opportunities as a part of its business strategy.

The local and regional community education and marketing is led by clinical and business development representatives at each of the Company’s behavioral health care programs and facilities. These individuals manage relationships among a variety of referral sources and potential referral sources in their respective communities.

The Company’s EAP-Behavioral Services group markets employee assistance programs and managed behavioral health programs to employers both directly and through qualified brokers. The Company assesses the individualized behavioral health benefit needs of the employees and proposes to the employer the appropriate employee assistance program or managed care model.

The Company’s ProCare One Nurses service group markets specialized temporary nurse-staffing services to acute care hospitals primarily in California and Michigan. The operating management and certain staff in each office participate in marketing to acute care hospitals in their area to obtain contracts. The short-term and travel placements are marketed by a staff that matches each opportunity with a qualified nurse from the Company’s portfolio of nurses who are available and meet the hospital’s required qualifications.

Competition

The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the types of companies providing such services. The Company competes with several national competitors and many regional and local competitors, some of which have greater resources than the Company. In addition, acute care hospitals could elect to manage their own behavioral health or physical rehabilitation programs.

Competition among contract managers for hospital-based behavioral health and physical rehabilitation programs is generally based upon reputation for quality, price, the ability to provide financial and other benefits for the hospital, and the management, operational and clinical expertise necessary to enable the hospital to offer behavioral health and physical rehabilitation programs that provide the full continuum of behavioral health and physical rehabilitation services in a quality and cost-effective manner. The pressure to reduce health care expenditures has strengthened the need to manage the appropriateness of behavioral health and physical rehabilitation services provided to patients. As a result, competitors without substantive management experience covering the various levels of the continuum of behavioral health and physical rehabilitation services may not be able to compete successfully. The Company believes that its reputation and management expertise will enable it to compete successfully in this rapidly changing market.

In addition, acute care hospitals offering behavioral health and physical rehabilitation programs managed by the Company compete for patients with other providers of behavioral health care services, including other acute care hospitals, freestanding psychiatric hospitals, independent psychiatrists and psychologists, and with other providers of physical rehabilitation services, including other acute care hospitals, freestanding rehabilitation facilities and outpatient facilities.

Freestanding behavioral health hospitals, owned by the Company, compete with other for-profit and tax-exempt freestanding providers, as well as behavioral health units operated within acute care hospitals. Freestanding behavioral health hospitals generally provide a broader array of behavioral health services than those offered in acute care facilities. Children and adolescent services, in particular, are more readily available in freestanding behavioral health facilities. Service lines of freestanding behavioral health hospitals include a continuum of care ranging from intensive inpatient crisis intervention, longer-term residential treatment, group homes, and intensive outpatient services for children, adolescents and adults.

The dynamics of healthcare, particularly behavioral health care, are as unique as the local market area in which they are provided. In addition, the behavioral healthcare marketplace is somewhat fragmented, and no individual national behavioral healthcare hospital chain enjoys a significant presence in any specific geographic market area.

The employee assistance program marketplace includes three large national providers who control over half of the market. The balance of the market is highly fragmented. Competitors in the EAP business consist of organizations from medium size and regional operations to small local providers. The primary factors affecting competition in the EAP business are the range and quality of services provided, the ease of access to the services and price. Companies involved in behavioral health care must meet heightened requirements related to increased customer and government scrutiny, particularly under the new Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) regulations. Customers frequently require sophisticated data that provides information regarding clinical utilization and outcomes, patient and provider satisfaction, administrative performance, and other performance related information.

In the temporary nurse staffing business, the Company competes with acute care hospitals, nursing homes, clinics, physicians’ offices and other staffing companies for the services of registered and other nurses. Registered nurses, especially those with specialized skills, are in limited supply and there can be no assurance that the Company will be able to attract a sufficient number of registered nurses for its growing needs. The Company has direct competition from local, regional and national staffing companies when recruiting nurses. Nurses may have special training, or a preference to work in a specific service area of the hospital that may narrow their general availability to work assignments.

Competition among specialized temporary nurse staffing companies is generally based on the quality of the nurses provided, availability to fill shifts, responsiveness and price. Acute care hospitals require qualified nurses to fill staff vacancies and to allow for flexibility and efficiency due to change in the number of patients being treated and their acuity. A hospital’s success is predicated, in part, on the ability to staff quality nurses.

Customers

The Company has no individual customer comprising of 10% or more of its consolidated revenue or on which its overall operations or financial results are substantially dependent. See the “General Overview” section of MD&A included elsewhere in for the number of customer contracts as of August 31, 2004 and other related information.

Employees

At September 30, 2004, the Company had approximately 1,806 employees. By operating service group and corporate offices, the employee counts are as follows:

Behavioral Health Services	1,219	*
Physical Rehabilitation Services	166
EAP-Behavioral Services	285
ProCare One Nurses	21	**
National Support Center	115

*	Includes approximately 558 employees that staff the owned/leased behavioral health care facilities.
**	Excludes nurses who as temporary staffing employees work various hours and frequencies.

At September 30, 2004, the Company had contracts with 158 physicians as independent contractors to serve as medical directors providing administrative services for hospital clinical programs managed by the Company. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Government Regulation

The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, behavioral health and physical rehabilitation facilities and reimbursement for such services. These regulations impact the development and operation of behavioral health and physical rehabilitation programs managed by the Company for its client hospitals as well as the Company’s owned behavioral health hospitals. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the behavioral health or physical rehabilitation sectors.

Facility Use and Qualification

Licensing and Certification

Hospital facilities, including those owned by the Company, are subject to various federal, state and local regulations, including facilities use, licensure and inspection requirements, and licensing or certification requirements of federal, state and local health agencies. Many states also have certificate of need laws intended to avoid the proliferation of unnecessary or under-utilized health care services and facilities. The behavioral health and physical rehabilitation programs that the Company manages are also subject to licensure and certification requirements. The Company assists its client hospitals in obtaining required approvals for new programs. Some approval processes may lengthen the time required for programs to commence operations. In granting and renewing a facility’s licenses, governmental agencies generally consider, among other factors, community needs, the physical condition of the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. The Company believes that the behavioral health and physical rehabilitation programs it manages, the facilities of the client hospitals used in the operation of such programs, and the hospitals it owns, comply in all material respects with applicable licensing and certification requirements.

The Company through its owned facilities is a provider reimbursed by Medicare and/or Medicaid. As such, the Company is subject to federal, state and local regulations governing their operation. These laws and regulations set forth requirements for licensure and qualifications to participate in government programs, including the Medicare and Medicaid programs. These requirements pertain to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, maintenance of adequate records, hospital use, rate-setting, and compliance with building codes and environmental protection laws. Additional regulations exist which govern a facilities participation in government programs. These facilities are subject to periodic inspection by government and other authorities to assure continued compliance with these regulations.

The Company’s owned and operated facilities are properly licensed under the applicable state, local and federal rules and regulations. These facilities are also certified under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Should one of the Company’s owned facilities lose its certification under the Medicare and/or Medicaid program, that facility would no longer receive reimbursement from the Medicare and/or Medicaid programs. The Company believes that its owned facilities are in compliance in all material respects with current federal, state and local regulations governing their operation.

Provider-Based Rules

In April 2000, the Centers for Medicare and Medicaid Services, or “CMS” (formerly the Health Care Financing Administration or “HCFA”) of the U.S. Department of Health and Human Services (“HHS”) adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 CMS issued amendments to the provider-based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of “off-campus” locations and additional specific requirements applicable to “off-campus” locations operational under a management contract. A determination that a facility has provider-based status is not required for inpatient rehabilitation units that are excluded from the inpatient prospective payment system for acute hospital services. In February 2002, it was clarified by CMS that inpatient rehabilitation units do not have to meet provider-based status in order to bill Medicare for services rendered to patients.

The Company estimates that the revised regulations, while still subject to additional clarification as to specific applicability, will affect few of its psychiatric management contracts. The Company believes that the provider-based regulations will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals and will have no material impact on the Company’s owned inpatient psychiatric hospitals.

Medicare and Medicaid: Reimbursement for Services

Background

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

The Medicare program is administered by CMS, which adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by fiscal intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/ Blue Shield plans which contract with the Secretary of HHS (the “Secretary”) to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, CMS regulations, CMS transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation.

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

In order to receive reimbursement under the Medicare or Medicaid programs, each client or owned hospital or facility must meet applicable requirements promulgated by HHS relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. The Company has a comprehensive ethics and regulatory compliance program and believes that the programs it manages and its owned hospitals comply in all material respects with applicable Medicare and Medicaid requirements.

Federal law contains certain provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. These provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine the medical necessity of the admissions. In addition, these provisions state that a hospital may be required by the federal government to reimburse the government for the cost of Medicare-reimbursed services that are determined by a peer review organization to have been medically unnecessary. As part of its on-going regulatory and regulatory compliance program initiatives, the Company for its owned hospitals, and the Company and its client hospitals for managed programs have developed and implemented quality assurance programs and procedures for utilization review and retrospective patient care evaluation intended to meet these requirements.

Overview

Most of the Company’s client hospitals and its owned hospitals receive reimbursement under one or more of the Medicare or Medicaid programs, private insurers, including commercial and managed care plans, as well as reimbursement directly from patients for behavioral health and physical rehabilitation services provided in programs managed or owned by the Company. Fiscal intermediaries may develop Local Coverage Determination (LCD’s) which provides specific criteria to identify patients that are appropriate for behavioral health and physical rehabilitation services reimbursed under the federal health care programs. With respect to the companies managed facilities, the Company is paid a fee directly by the client hospitals for its management services. While fees paid to the Company by client hospitals are generally not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment, or its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Historically, such reimbursement amounts have been insignificant. However, since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company’s client hospitals and, in turn, on the Company

With respect to the Company’s owned facilities, all hospital facilities participating in the Medicare and some Medicaid programs are required to meet certain financial reporting requirements. These requirements require the submission of annual cost reports identifying the medical cost and expenses relative to the services provided by a given facility to Medicare beneficiaries and Medicaid dependents. Annual cost reports required under these programs are subject to routine governmental audits, which may result in adjustments to the amounts due to the provider under these reimbursement programs. These audits often require several years to reach the final determination of amounts earned by the provider under the programs. The Medicare fiscal intermediary issues a final Notice of Program Reimbursement (“NPR”) after audit, and amounts due to or from the provider are determined. These amounts are due and payable within 30 days of receipt of the NPR. Providers have the right to appeal and contest issues raised in audits of prior year cost reports.

Except for the Company’s owned hospital facilities and some employed individuals who provide medical and clinical services, the Company is not a provider reimbursed by Medicare or Medicaid but provides contract management services to such providers. Nevertheless, the Company could be considered subject to federal and state healthcare laws applicable to the provision of such services. While the Company believes that its relationships with its client hospitals, medical directors and other providers and the fee arrangements with its client hospitals are consistent with Medicare and Medicaid criteria, those criteria are often general and ambiguous in nature and subject to interpretation, sometimes differently by different Medicare fiscal intermediaries who administer the programs on behalf of the federal government. In addition, the federal government has been actively investigating health care providers for potential abuses. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

Other Reimbursement Payors

In addition to reimbursement provided by the Medicare and Medicaid programs, the Companies owned behavioral health hospital facilities receive reimbursement for certain behavioral health services by private payors including health maintenance organizations (“HMO’s), preferred provider organizations (“PPO’s”), commercial insurance companies, employers and individuals. Generally, patients covered by HMO’s, PPO’s and other private payors will be responsible for certain co-payments and deductibles, which are paid by the patient.

Behavioral Health Reimbursement Changes/Proposals

In the mid-1980’s, changes in reimbursement rates and procedures included the creation of the Prospective Payment System (“PPS”) using predetermined reimbursement rates for diagnosis related groups (“DRGs”). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Behavioral health services provided by an acute care hospital may qualify for an exemption as a distinct part unit (“DPU”), which are currently reimbursed under a cost-based system and are not included in the DRG system. Freestanding psychiatric hospitals are also exempt from the DRG system. Psychiatric services provided by DPUs and freestanding psychiatric hospitals are reimbursed on an actual cost basis, subject to certain limitations. The behavioral health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for exemption as DPUs, where desired. On November 3, 2004, CMS adopted a final rule for a prospective payment system for Medicare reimbursement for behavioral health services, including those provided by programs managed or facilities directly owned by the Company as discussed below. A substantial number of the behavioral health treatment programs managed by the Company are geropsychiatric programs for which the majority of the patients are covered by Medicare. However, the behavioral health hospitals owned by the Company do not treat a significant number of patients who are Medicare beneficiaries.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, PPS for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. However, the base reimbursement rate, for partial hospitalization programs operating under PPS, increased from a wage-adjusted $240 per day which was effective for 2003 to $287 effective January 1, 2004. Proposed legislation would increase this rate to $292 per patient day effective January 1, 2005. Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under a PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed. The system was to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law stated that the payment system must be budget neutral and be a per diem system. On November 28, 2003, CMS published proposed rules for a psychiatric inpatient PPS. CMS accepted comments on the proposed rules for 90 days (the extended comment period closed on February 26, 2004). Following a review of comments submitted to CMS, on November 3, 2004 CMS published final rules for the psychiatric inpatient PPS. The PPS rule is effective for Medicare cost reporting years that commence after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments made based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem has facility adjustments based on wage index, rural designation, teaching designation and cost of living adjustments. In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and incrementally decreases thereafter until day 22 of the patients stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The Company believes that in fiscal 2005 the new PPS rules will not have a material adverse effect on its contract management business overall or on its owned free standing behavioral health hospitals. However, the Company is still reviewing the new PPS rules and at this time has not ascertained specifically what the effect will be on a facility-by-facility basis and cannot be definitive about the overall effect of the new PPS rules.

Physical Rehabilitation Reimbursement Changes/Proposals

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt DPU’s under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to PPS.

CMS published final rules in the May 7, 2004 Federal Register to modify the criteria for being classified as an inpatient rehabilitation facility. The final rule, known as the “75% Rule”, generally requires that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule has a phase-in period that reduces the required percentage of patients in a given program that must be admitted with a specific qualifying medical condition for an interim 3-year period to allow inpatient rehabilitation facilities time to adjust to the new rule. The first year compliance percentage is 50%; the second year percentage is 60%; the third year percentage is 65% and in the fourth year and thereafter, the compliance percentage is 75%. The final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet the specific qualifying medical condition required under the new rule. The final rule also added a new restrictive category for certain knee or hip joint replacements. The effective date for these final rules is for cost reporting periods beginning on or after July 1, 2004. However, a moratorium on this rule has been proposed in the House and Senate and other organizations are advocating changes as well. The final rules as adopted, unless suspended or modified as proposed, could have an adverse effect on the rehabilitation programs managed by the Company.

Potential Adverse Impacts of Changes in Reimbursement

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals and freestanding psychiatric hospitals for behavioral health and physical rehabilitation services provided by programs managed or facilities owned by the Company. The Company cannot predict whether any changes to such government programs will be adopted or, if adopted, the effect, if any, such changes will have on the Company.

Also, Medicare retrospectively audits cost reports of client hospitals upon which Medicare reimbursement for services rendered in the programs managed by the Company is based. Accordingly, the Company could be contractually obligated to make refunds to client hospitals for prior year cost reports that have not been audited and settled at the date hereof. The cost reports are prepared by the client hospitals independent of the Company, which does not participate in, nor offer advice on, their preparation. Any significant decrease in Medicare reimbursement levels, the imposition of significant restrictions on participation in the Medicare program, or the disallowance by Medicare of any significant portion of the client hospital’s costs, including the fee to the Company, where the Company has a reimbursement denial repayment obligation, could adversely affect the Company. In addition, there can be no assurance that hospitals which offer behavioral health or physical rehabilitation programs now or hereafter managed by the Company will satisfy the requirements for participation in Medicare or Medicaid programs.

Payors, including Medicare and Medicaid, are attempting to manage costs, resulting in declining amounts paid or reimbursed to hospitals for the services provided for inpatient services. As a result, the number of patients served by general acute care and freestanding psychiatric hospitals on a per diem, episodic or capitated basis may increase in the future. There can be no assurance that if amounts paid or reimbursed to hospitals decline, it will not adversely affect the Company.

The target maximums, the actual or proposed PPS limitations, and other rules such as the 75% Rule, have resulted, or may result, in some cases, in decreased amounts reimbursed to the Company’s client hospitals. This decrease in reimbursement has led, or may lead, in some cases, to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted, or may result, in termination or non-renewal of the management contract, or closure of the program. Similarly such limitations and rules to the extent applicable, have resulted or may result, in some cases, to lower reimbursements to the Company’s owned hospital facilities and could affect the continued viability of the particular services or of the hospital.

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

The Medicare and Medicaid anti-kickback statute, 42 U.S.C. § 1320a-7b, prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors.

On April 3, 2003 the Office of the Inspector General of the Department of Health and Human Services (“OIG”) issued an advisory opinion in which it declined to provide prospective protection from the Medicare Anti-Kickback Statue to a proposed contract to manage rehabilitation services under which the compensation was based on a variable fee. The OIG opinion was only applicable to the specific situation presented and did not advise that variable fees were improper in and of themselves. Under a significant number of its management contracts, the Company receives a variable fee related in part to average daily patient census or number of admissions or discharges in a given period for the behavioral health or physical rehabilitation program. In addition, the Company has entered into agreements with physicians to serve as medical directors at the behavioral health and physical rehabilitation programs and facilities managed by the Company, which generally provide for payments to such persons by the Company as compensation for their administrative services. These medical directors also generally provide professional services at such programs and facilities. In 1991, regulations were issued under federal fraud and abuse laws creating certain “safe harbors” for relationships between health care providers and referral sources. Any relationship that satisfies the terms of the safe harbor is considered permitted. Failure to satisfy a safe harbor, however, does not mean that the relationship is prohibited. Although the contracts and relationships between the Company and its client hospitals and medical directors are not within the safe harbors, the Company believes that such contracts and relationships comply with applicable laws. There can be no assurance, however, that the Company’s activities, while not challenged thus far, will not be challenged by regulatory authorities in the future.

The Omnibus Budget Reconciliation Act of 1993 contains provisions (“Stark II”) prohibiting physicians from referring Medicare and Medicaid patients to an entity with which the physician has a “financial relationship” for the furnishing of a list of “designated health services” including physical therapy, occupational therapy, home health services, and others. If a financial relationship exists, the entity is generally prohibited from claiming payment for such services under the Medicare or Medicaid programs. Compensation arrangements are generally exempted from the Stark provisions if, among other things, the compensation to be paid is set in advance, does not exceed fair market value and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties.

Other provisions in the Social Security Act authorize other penalties, including exclusion from participation in Medicare and Medicaid, for various billing-related offenses. HHS can also initiate permissive exclusion actions for such improper billing practices as submitting claims “substantially in excess” of the provider’s usual costs or charges, failure to disclose ownership and officers, or failure to disclose subcontractors and suppliers. Executive Order 12549 prohibits any corporation or facility from participating in federal contracts if it or its principals have been disbarred, suspended or are ineligible, or have been voluntarily excluded, from participating in federal contracts. A principal has been defined as an officer, director, owner, partner, key employee or other person with primary management or supervisory responsibilities.

Additionally “HIPAA” granted expanded enforcement authority to HHS and the U.S. Department of Justice (“DOJ”), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (“OIG”) of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment. On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws. The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid antikickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

In addition, federal and some state laws impose restrictions on referrals for certain designated health services by physicians and, in a few states, psychologists and other behavioral health care professionals to entities with which they have financial relationships. The Company believes that its operations comply with these restrictions to the extent applicable, although no assurance can be given regarding compliance in any particular factual situation. Federal legislation has been considered to expand current law from its application to Medicare and Medicaid business to all payors and to additional health services. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could, under certain circumstances, adversely impact the Company’s operations.

Behavioral Health Care Patient Rights

Many states have adopted “patient bill of rights” regulations, which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. There are also laws and regulations relating to the civil commitment of patients to behavioral health programs, disclosure of information concerning patient treatments and related matters. The Company believes that its operations comply with the laws and regulations, although no assurance can be given regarding compliance in any particular factual situation.

Licensing Requirements, Managed Behavioral Health

Certain of the managed behavioral health services provided by the Company may be subject to certain licensing requirements in some states. The Company currently holds various licenses in 20 states. If such business operations are determined to require licenses in other states, the time and expense of obtaining such licenses or the inability to obtain such licenses could adversely affect such business operations. In addition, several states have laws that prohibit business corporations from providing, or holding themselves out as providers of, medical care. While the Company has no reason to believe that it is in violation or has violated such statutes, these laws vary from state to state and have seldom been interpreted by the courts or regulatory agencies.

ITEM 2. PROPERTIES

The Company’s National Support Center in the Dallas suburb of Lewisville, Texas, contains approximately 40,000 square feet of office and training facility space. In February 2004, the Company purchased the land and building (slightly in excess of 2,500 square feet) adjacent to its National Support Center.

For its contract management businesses, the Company leases an aggregate of 1,649 square feet of space for a regional office in the Chicago metropolitan area with a lease term expiring in December 2006. The space required for the clinical programs managed by the Company is provided by the client acute care hospitals either within their existing facilities or at other locations owned or leased by the acute care hospitals.

For its freestanding behavioral health care facilities, the Company operated 7 owned or leased behavioral health care facilities with approximately 269 licensed beds in 2 states. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of the Company’s owned and leased behavioral health care facilities.

Facility	Location	Sq. Footage	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, Indiana	44,000	80	April 1, 2004
Poplar Springs Hospital	Petersburg, Virginia	118,000	189	June 1, 2004

For its employee assistance program and managed behavioral health care businesses, the Company leases approximately 92,815 square feet of office space primarily in the Orlando, Philadelphia, Nashville, Denver, and San Diego metropolitan areas, with smaller offices in various parts of the country, under lease terms expiring from September 2004 to October 2009. In addition, the Company leases approximately 13,919 square feet in various locations throughout central Florida with lease terms expiring from March 2006 to June 2007 for its managed behavioral health care clinical operations. Due to the loss of a significant client, as previously discussed, the Company is in negotiation regarding the assumption of the clinics’ operations by a third party.

For its specialized temporary nurse staffing service business, the Company leases approximately 7,595 square feet of office space primarily in the Los Angeles and Detroit metropolitan areas under lease terms expiring from September 2004 to December 2005.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Use of properties are predicated on existent needs to service customers pursuant to contracts that are subject to termination or non-renewal. The ability to vacate or sublease properties is subject to market conditions and other factors and exposes the Company to certain financial risks. Also see Note 13 “Commitments and Contingencies - Property Leases” to the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings see the “Legal Proceedings” caption in Note 13 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders in the fourth fiscal quarter in fiscal 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the Nasdaq National Market under the symbol “HORC”.

The following table sets forth the “intra-day” high and low sale prices per share for the Common Stock of the Company as reported by the Nasdaq National Market for the periods indicated:

	High	Low
Fiscal Year Ended August 31, 2004:
June 1, 2004 – August 31, 2004	$26.48	$19.51
March 1, 2004 – May 31, 2004	26.50	22.04
December 1, 2003 – February 29, 2004	25.00	20.22
September 1, 2003 – November 30, 2003	24.75	17.95

Fiscal Year Ended August 31, 2003:
June 1, 2003 – August 31, 2003	$19.25	$14.44
March 1, 2003 – May 31, 2003	17.75	13.50
December 1, 2002 – February 28, 2003	18.00	13.36
September 1, 2002 – November 30, 2002	18.29	10.00

As of October 18, 2004, there were 253 stockholders of record of the Common Stock of the Company. As of September 30, 2004 (the most recent date that data was available to the Company) there were approximately 691 beneficial owners of 100 or more shares of Common Stock of the Company.

The Company has not paid or declared any cash dividends on its capital stock since its inception. The Company currently intends to retain future earnings for use in the expansion and operation of its business. The payment of any future cash dividends will be determined by the Board of Directors based on conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements (which currently prohibit any payment of dividends), business opportunities and conditions, and other factors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” included elsewhere herein.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2004, 2003 and 2002, and at August 31, 2004 and 2003, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2001 and 2000, and at August 31, 2002, 2001 and 2000, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report, including Note 5, “Acquisitions” describing the Company’s various acquisitions in the periods presented.

	Fiscal Year Ended August 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$180,323	$166,340	$143,721	$127,660	$133,682
Cost of services	138,676	129,832	109,692	92,301	100,025

Gross profit	41,647	36,508	34,029	35,359	33,657

Selling, general and administrative	19,785	18,614	16,289	17,394	14,895
Provision for (recovery of) doubtful accounts	810	(614)	294	1,764	878
Depreciation and amortization (3)	2,925	2,581	2,778	4,510	5,101

Income from operations	18,127	15,927	14,668	11,691	12,783
Interest (income)expense, net of interest and other income	634	(296)	110	371	959

Income before income taxes	17,493	15,631	14,558	11,320	11,824
Income tax provision	6,718	6,049	5,634	4,529	4,757

Net income	$10,775	$9,582	$8,924	$6,791	$7,067

Basic earnings per share	$1.99	$1.83	$1.66	$1.21	$1.11

Weighted average shares outstanding	5,424	5,250	5,386	5,615	6,370

Diluted earnings per share	$1.90	$1.70	$1.52	$1.16	$1.07

Weighted average shares and dilutive potential common shares outstanding	5,673	5,642	5,889	5,876	6,605

Balance Sheet Data (at end of period):
Cash and short-term investments	$1,908	$1,973	$4,036	$1,981	$8,517
Working capital	5,560	1,249	2,899	615	3,687
Intangible assets (net) (1)	87,244	74,882	68,666	57,260	56,924
Total assets	144,455	102,329	92,585	77,180	83,631
Total debt	40,000	14,000	10,000	6,900	14,900
Stockholders’ equity	75,824	63,792	60,733	50,998	49,692

	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003	May 31, 2003	Feb. 28, 2003	Nov. 30, 2002	Aug. 31, 2002
Statistical data:
Covered lives (000’s)	3,544	3,358	3,331	3,339	3,327	2,940	2,928	3,114	2,349
Number of Contract Locations (2):
Contract locations in operation	132	129	134	133	127	126	126	126	131
Contract locations signed and unopened	8	12	9	10	15	18	13	11	11

Total contract locations	140	141	143	143	142	144	139	137	142

Services Covered by Contracts (2):
Inpatient	129	126	134	132	126	125	125	125	127
Partial hospitalization	17	19	20	22	25	28	29	31	31
Outpatient	24	22	21	21	21	21	18	19	21
Home health	2	2	2	2	3	3	3	3	3
CQI+	114	115	113	110	113	115	111	125	158
Types of Treatment Programs (2):
Geropsychiatric	85	85	87	85	87	94	95	99	106
Adult psychiatric	49	48	47	47	48	45	45	45	44
Substance abuse	4	4	4	4	4	4	2	2	2
Physical rehabilitation	33	30	37	37	32	31	29	28	28
Other behavioral health	4	5	5	8	8	8	8	8	2

Licensed Beds (4)	269	80	—	—	—	—	—	—	—

Nursing Services

The Company’s temporary nurse staffing services group, on a monthly average for fiscal 2004, placed over 350 nurses in temporary and travel nurse staffing positions to over 130 different acute care hospitals.

(1)	Intangible assets consist of goodwill, as well as service contract valuations, non-compete agreements and trademarks related to various acquisitions of the Company.
(2)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.
(3)	The company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001. As a result, the Company discontinued the amortization of goodwill as of August 31, 2001.
(4)	Includes only the Company’s owned behavioral health care facilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Horizon Health Corporation is a diversified health care services provider. The Company is (i) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, (ii) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents and adults, (iii) a provider of employee assistance programs and behavioral health care services to businesses and managed care organizations and (iv) a provider of specialized temporary nurse staffing services for general hospitals,.

At August 31, 2004, Horizon had 109 behavioral health management contracts and 31 physical rehabilitation management contracts at acute care hospitals located in 35 states and the District of Columbia; 114 CQI+ mental health outcomes measurement contracts; and 1,177 contracts to provide employee assistance programs and managed behavioral health services covering in excess of 3.5 million lives. The Company also operates and owns (i) a behavioral health hospital with 80-licensed beds known as Michiana Behavioral Health Center located in Plymouth, Indiana which it acquired on April 1, 2004 and (ii) Poplar Springs Hospital, that consists of five behavioral health care facilities with a combined total of 189 beds located generally in North Central Virginia, that it acquired on June 1, 2004. During the year ended August 31, 2004, Horizon’s specialized temporary nurse staffing service group provided nurses to more than 130 acute care hospitals primarily located in California and Michigan, placing an average of 370 nurses a month.

The Company plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and its growing position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client acute care hospitals and the continuum of care it provides. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of behavioral health and physical rehabilitation programs to client acute care hospitals. With the acquisition of ProCare One Nurses, the Company expanded its hospital services offerings. In addition, the Company capitalizes on its expertise in managing the delivery of behavioral health services by directly offering employee assistance programs and managed behavioral health care services to managed care organizations and employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to both employers and health plans and to their respective employees or members.

Acquisitions

See Note 5, “Acquisitions” to the Notes to Consolidated Financial Statements included elsewhere herein for a discussion of the Company’s acquisition activity.

Segments (Service Groups)

See Note 14, “Segment (Service Group) Information” to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of the Company’s current four reportable business segments (service groups). Previously the Company had a fifth business service group, which during the fiscal periods of its existence had comprised less than five percent (5%) of its consolidated revenue and operating profit. The Company had developed and began to market in fiscal 1999 its proprietary PsychScope Research Services. However, the market for these PsychScope database, outcomes and Phase IV clinical research services is a limited market that is highly competitive, therefore, the Company decided to no longer pursue such business.

Revenues

Contract Management Services (Behavioral Health Services and Physical Rehabilitation Services)

The fees received by the Company for its services under management contracts are paid directly by its client acute care hospitals. Generally, contract fees are paid on a monthly basis. The client acute care hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the behavioral health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of acute care hospitals regarding whether to offer behavioral health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder. See “Government Regulation” – “Medicare and Medicaid; Reimbursement for Services” contained elsewhere herein for a discussion of funding factors and recent changes in regulations. Also see “Operations” – “Management Contracts” elsewhere herein for a discussion of factors affecting contract scope, operation, and renewal.

The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the scope of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client hospital and its community. The Company and the client hospital determine the programs and services to be offered by the hospital and managed by the Company, which may consist of one or more behavioral health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, and/or outpatient services. Under the contracts, the hospital is the actual provider of the behavioral health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as medical ancillaries, billing, dietary and housekeeping) in connection with the operation of its programs with the Company providing clinical, operating and compliance management staff and expertise. As the Company expanded the breadth of treatment programs it offers to acute care hospitals, it increased the number of contracts that included management of multiple treatment programs.

The Company has increased revenues through acquisitions and through internal growth, as well as price escalators and increasing volumes at existing contract locations. The increase in contract revenue has primarily been due to the increased range of services offered per contract. For the Company’s behavioral health services group, additional contracts have resulted from the increased demand for geropsychiatric services as acute care hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company’s pricing policy of establishing a minimum direct margin threshold for its management contracts.

The Company through its contract management behavioral health services group also provides behavioral health outcomes measurement services primarily to acute care hospital-based programs and free standing psychiatric hospitals. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the range of services provided and the number of patients and are generally paid on a monthly basis.

Patient Services (Behavioral Health Services)

With the April 1, 2004 acquisition of Michiana Behavioral Health Center and the June 1, 2004 acquisition of Poplar Springs Hospital, the Company now owns and operates multiple behavioral health facilities with 80 licensed beds in Plymouth, Indiana and 189 licensed beds in the central Virginia region. Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

The behavioral health facilities provide care without charge to patients who are financially unable to pay for the behavioral services they receive. Because the facilities do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Employee Assistance Programs and Managed Behavioral Health Care Services (EAP-Behavioral Services)

Through its EAP-Behavioral Services group, the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and at risk managed behavioral health services. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

The Company-owned clinics operated in the state of Florida derive income from counseling and therapy services rendered, including providing services to patients who are employees of customers under various EAP or managed care contracts. Due to the loss of a significant client, as previously discussed, the Company is in negotiation regarding the assumption of the clinics’ operations by a third party.

Specialized Temporary Nurse Staffing Services (ProCare)

The Company’s acquisition of ProCare One Nurses, in June 2002, expanded the Company’s operations in healthcare services by entering into the specialized temporary nurse staffing industry. The Company provides an on-call, twenty-four hour per day, seven days a week, specialized temporary nurse staffing service to acute care hospitals with a focus on the labor & delivery, neonatal, ICU, and emergency room areas. The fees received by the Company for its services related to specialized temporary nurse staffing services are paid directly by its client acute care hospitals. Generally, temporary nurse-staffing fees are determined by the number of hours worked and are billed and paid on a weekly basis. Hourly rates vary based on the specialty of nurse required, day of the week, and time of shift to be filled. Fees are generally billed based on predetermined rates as specified in a fee schedule with the client hospital. During the year ended August 31, 2004, Horizon’s ProCare One Nurses subsidiary provided nurses to more than 130 acute care hospitals, placing an average of 370 nurses a month. Revenues are recognized in the month in which services are rendered, at the estimated net realizable amounts.

Operating Expenses

In addition to the respective primary expense factors described below, other operating expenses generally incurred by each of the Company’s service groups include items such as training, continuing professional education and credentialing services, marketing costs and expenses, consulting, accounting and legal fees and expenses, employee recruitment and relocation expenses, rent, utilities, telecommunications costs, and property taxes, as well as bad debt expense.

Contract Management Services (Behavioral Health Services and Physical Rehabilitation Services)

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

Patient Services (Behavioral Health Services)

Operating expenses for the Company’s behavioral health facilities are primarily comprised of the volume and mix of wage rates, including overtime, for clinical staff and nurses, as well as pharmacy and dietary supplies which are affected by the levels of patient census and acuity.

Employee Assistance Programs and Managed Behavioral Health Care (EAP-Behavioral Services)

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

Specialized Temporary Nurse Staffing Services (ProCare)

The primary factor affecting operating expenses for the Company’s specialized temporary nurse staffing business in any period is the number of shifts filled in the period and the mix of wage rates, including overtime, for the placed nurses. Operating expenses consist primarily of salaries and benefits paid to the Company’s nursing pool.

Results of Operations

The following table sets forth for the fiscal years ended August 31, 2004, 2003 and 2002, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, licensed beds, and covered lives at the end of each fiscal year.

	Fiscal Year Ended August 31,
	2004	2003	2002
Revenues	100.0%	100.0%	100.0%
Cost of services	76.9	78.1	76.3

Gross profit	23.1	21.9	23.7

Selling, general and administrative	11.1	11.2	11.3
Provision for doubtful accounts	0.4	(0.4)	0.2
Depreciation and amortization	1.6	1.5	2.0

Income from operations	10.0	9.6	10.2

Interest and other income (expense), net	(0.3)	(0.2)	(0.1)

Income before income taxes	9.7	9.4	10.1

Income tax provision	3.7	3.6	3.9

Net income	6.0%	5.8%	6.2%

Number of management contracts, end of year	140	142	142

Covered lives (000’s), end of year	3,544	3,327	2,349

Licensed Beds	269	—	—

Fiscal Year Ended August 31, 2004 Compared to Fiscal Year Ended August 31, 2003

Revenue. Total revenue between the years increased $14.0 million, or 8.4%. Revenue for Behavioral Health Services increased $13.7 million as a result of the acquisition of two freestanding behavioral health hospitals and their related facilities, and an increase in the average revenue per location in the Company’s contract management service group. Physical Rehabilitation Services revenue increased $1.4 million, primarily due to an increase in the number of average locations in operation. Revenue for EAP-Behavioral Services increased $4.0 million as a result of additional revenues associated with the acquisitions of Integrated Insights and EAPI. Revenue for ProCare One Nurses decreased $3.5 million as a result of a significant industry-wide decline in the number of temporary nurse placements between the periods. Additionally, revenue for Other Services decreased $1.5 million as a result of the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Services

Revenue associated with behavioral health services consisting of contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health hospitals increased $13.7 million, or 17.9% between the years. This increase was primarily attributable to the acquisitions of Michiana Behavioral Health Center effective April 1, 2004, and Poplar Springs Hospital effective June 1, 2004, which had revenues of $4.3 million and $5.7 million, respectively, during the period. The remaining increase is a result of a 5.1% increase in average revenue per contract location primarily due to the recognition of approximately $700,000 in revenue generated by a significant consulting project, and the commencement of two significant contracts.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services increased $1.4 million, or 8.0% between the years. This increase was primarily attributable to an increase in the average number of physical rehabilitation locations in operation from 22.4 for the year ended August 31, 2003 to 27.3 for the year ended August 31, 2004. This increase was partially offset by a decrease in the average revenue per location of 11.7% from year to year.

EAP - Behavioral Services

Revenue associated with employee assistance programs and managed behavioral services increased by $4.0 million, or 8.1% between the years. This $4.0 million increase was primarily attributable to the acquisitions of EAPI and Integrated Insights, which were consummated in fiscal year 2003 and which had combined revenues of $4.8 million during fiscal 2004. This increase was partially offset by a decrease of approximately $500,000 as the result of the termination of the “at risk” portion of a significant managed care contract on August 31, 2003.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $3.5 million, or 15.8% between the years. This decrease is primarily attributable to a comparable decline in the number of nursing shifts worked during the period.

Other Services

Revenue associated with other services decreased by $1.5 million, or 81.0% between the years. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided increased $8.8 million, or 6.8% between the years. This increase is primarily attributable to the cost of operations associated with the acquisitions of Michiana Behavioral Health Center, Poplar Springs Hospital, and the inclusion for a full fiscal year for EAPI and Integrated Insights. In addition increases in the average number of physical rehabilitation contract locations in operation and the commencement of a significant number of new physical rehabilitation programs as well as a new psychiatric contract location resulted in increases to cost of services. These increases were partially offset by decreases attributable to the decline in nursing shifts worked in the Company’s specialized temporary nurse staffing services, the termination of one significant managed care contract, and the phase out of the PsychScope Phase IV projects. As a percent of revenue, gross profits increased to 23.1% for the year ended August 31, 2004 from 21.9% for the year ended August 31, 2003.

Behavioral Health Services

Cost of services provided associated with the contract management of mental health programs and the behavioral health care facilities increased $8.8 million, or 17.2%, between the years. This increase was primarily attributable to the cost of operations of Michiana Behavioral Health Center, acquired April 1, 2004, and Poplar Springs Hospital, acquired June 1, 2004. In addition, while average psychiatric locations in operation remained level between years, significant expenses, related specifically to one new program, increased the average cost of services per psychiatric location in operation. As a percent of revenue, gross profits increased to 33.8% for the year ended August 31, 2004 from 33.4% for the year ended August 31, 2003.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services increased by $1.2 million, or 9.5%, between the years. This increase was primarily due to an increase in the average number of physical rehabilitation locations in operation, from 22.4 for the year ended August 31, 2003, to 27.3 for the year ended August 31, 2004, as well as a rise in salary and benefits costs per full time equivalent employee between the periods. As a percent of revenue, gross profits decreased from 25.1% for the year ended August 31, 2003 to 24.1% for the year ended August 31, 2004.

EAP – Behavioral Services

Cost of services provided associated with employee assistance programs and managed behavioral services increased by $2.9 million or 6.5% between the years. An increase of $3.8 million is the result of the full year inclusion of the EAPI and Integrated Insights acquisitions. This increase is offset by a $1.2 million decrease in medical claims costs that is attributable to the termination of a significant managed care contract on December 31, 2002. As a percent of revenue, gross profits increased to 9.3% for the year ended August 31, 2004 from 7.9% for the year ended August 31, 2003 primarily as a result of cost controls, accretive acquisitions, as well as favorable renegotiate rate adjustments included in a significant managed care contract.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $2.8 million, or 14.1%, between the years. Salaries and benefits for the year ended August 31, 2004 were $15.8 million representing a decrease of $2.8 million, or 14.8%, as compared to salaries and benefits of $18.6 million for the year ended August 31, 2003. This decrease is primarily attributable to the decline in the number of nursing shifts worked between the periods. As a percent of revenue, gross profits decreased to 8.3% for the year ended August 31, 2004 from 10.1% for the year ended August 31, 2003.

Other Services

Costs of services provided associated with other services decreased by $1.2 million, or 82.5% between the years. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Selling, General and Administrative. Total selling, general, and administrative expenses, increased $1.2 million, or 6.3%, between the years. Salaries and benefits increased $374,000 due to expenses associated with the expansion of several support center departments including the additions of a dedicated acquisitions and development department and in-house legal counsel. Auditing, accounting and consulting fees increased $259,000 primarily the costs associated with Sarbanes-Oxley compliance. An increase of approximately $159,000 was a result of certain benefit accruals being included in cost of services in prior fiscal periods. Credit facility loan fees increased $413,000 due to increasing the credit facility in August 2003 and May 2004. An increase of $196,000 is due to increased marketing efforts and corporate identity development. Travel increased $105,000 primarily due to the costs associated with the acquisition endeavors of the Company, such as the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital. These increases are partially offset by a decrease of $189,000 in legal expenses, a portion of which is attributable to the HIPPA compliance efforts undertaken in the prior fiscal year, and a $162,000 decrease in rent as a result of the Company’s purchase of the building used as the National Support Center effective July 31, 2003.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $810,000 for the fiscal year ended August 31, 2004, as compared to a net recovery of $615,000 for the fiscal year ended August 31, 2003, a change of $1.4 million. The net expense for the twelve months ended August 31, 2004 is primarily the result of bad debt associated with the acquisition of Michiana Behavioral Hospital effective April 1, 2004 and Poplar Springs Hospital effective June 1, 2004. An additional increase to this expense was a result of the Company recording accrued liabilities related to bankruptcy preferential payment claims by two behavioral health contract locations and a client of the nurse staffing services group which are currently in bankruptcy proceedings. The liabilities relate to payments received by the Company within 90 days of the client hospitals filing for bankruptcy. If the Company is not successful in its defense of these claims, the monies will be required to be repaid to the bankruptcy estate. In addition, bad debt provisions were recorded for contract locations in which collectability is uncertain. The net recovery for the twelve months ended August 31, 2003 was a result of the recovery of approximately $720,000, of which $601,000 was recorded as bad debt recovery for a hospital that declared bankruptcy in 1998.

Depreciation and Amortization. Depreciation and amortization expense increased $343,000 or 13.3% between the years. An increase in depreciation expense of $117,000 is primarily related to the purchase of the National Support Center building in July 2003. A $345,000 increase in depreciation is due to the addition of the facilities associated with the Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. Contract amortization increased $243,000 as a result of an increase in intangible assets associated with the June 30, 2003 acquisition of Integrated Insights. This increase was partially offset by a decrease in amortization expense of $300,000 associated with intangible assets that were fully amortized during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the year ended August 31, 2004 was a net expense of $634,000 as compared to a net expense of $296,000 for the prior fiscal year. Interest expense increased approximately $279,000 as a result of an $8.1 million increase in the weighted average principal balance outstanding under the credit facility between the periods, as well as a decrease in interest and other income of $59,000 between the periods. The increase in the weighted average principal balance outstanding is due to borrowings related to the acquisition of Michiana Behavioral Health Center and Poplar Springs Hospital in the amounts of $6.2 million and $29.7 million, respectively.

Income Tax Expense. Income tax expense for fiscal year 2004 was $6.7 million representing an increase of $700,000 or 11.7%, as compared to income tax expense of $6.0 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rate for fiscal years 2004 and 2003 was 38.4% and 38.7%, respectively.

Fiscal Year Ended August 31, 2003 Compared to Fiscal Year Ended August 31, 2002

Revenue. Total revenue increased $22.6 million, or 15.7%, to $166.3 million for the year ended August 31, 2003, as compared to $143.7 million for the year ended August 31, 2002. This increase is primarily attributable to: (1) a full year of temporary nurse staffing service revenue as a result of the acquisition of ProCare, effective June 13, 2002, (2) EAP-Behavioral Services’ acquisitions of EAP International, effective November 1, 2002, and Integrated Insights on July 1, 2003, and (3) a full year of revenue for a significant EAP-Behavioral Services’ managed care contract which commenced April 1, 2002. Physical Rehabilitation Services also experienced an increase in revenue due to an increase in the number of average locations in operation and in the average revenue per location. The increases were partially offset by a decrease in Behavioral Health Services revenue resulting from a decrease in the average number of locations in operation.

Behavioral Health Services

Revenue associated with the contract management of behavioral health programs decreased by $4.5 million, or 5.5%, to $76.7 million for the year ended August 31, 2003, as compared to $81.2 million for the year ended August 31, 2002. This decrease was primarily attributable to the decline in the average number of psychiatric locations in operation from 112.9 for the fiscal year ended August 31, 2002 to 105.7 for the fiscal year ended August 31, 2003, as well as a decrease in psychiatric partial hospitalization programs in operation from 31 for the fiscal year ended August 31, 2002 to 25 for the fiscal year ended August 31, 2003.

Physical Rehabilitation Services

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

EAP-Behavioral Services

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

ProCare One Nurses

Revenue associated with specialized temporary nurse staffing services was $22.2 million for the year ended August 31, 2003, as compared to $5.3 million for the year ended August 31, 2002. The Company entered into this service group with the acquisition of ProCare effective June 13, 2002.

Other Services

Revenue associated with other services increased by $300,000, or 19.0%, to $1.9 million for the year ended August 31, 2003, as compared to $1.6 million for the year ended August 31, 2002. This increase is primarily attributable to a higher level of PsychScope Phase IV project activity.

Cost of Services. Total costs of services provided increased $20.1 million, or 18.4%, between the years. This increase is primarily attributable to the increased operations resulting from the acquisitions described above, i.e. EAP International and Integrated Insights, and the first full year of operations for ProCare One Nurses. The Company’s physical rehabilitation contract management service group also experienced a rise in costs as a result of its increase in the average number of locations in operation. These increases were partially offset by a decrease in cost of services in the Company’s psychiatric contract management service group resulting from the decrease in the average number of locations in operation. As a net result, and also due to change in the percentage of differing margins of the business mix, as a percent of revenue, gross profits decreased to 21.9% for the year ended August 31, 2003 from 23.7% for the year ended August 31, 2002.

Behavioral Health Services

Cost of services provided associated with the contract management of behavioral health programs decreased by $4.4 million, or 7.9%, between the years. This decrease was primarily attributable to the decline in the average number of program locations in operation. As a percent of revenue, gross profits increased to 33.4% for the year ended August 31, 2003 from 31.7% for the year ended August 31, 2002.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services increased by $1.8 million, or 16.5%, between the years. This increase was primarily due to a rise in salary and benefits costs per full time equivalent employee between the periods and an increase of full time equivalent employees necessary to staff several newly opened unit locations, as reflected in the increase in the average number of locations in operation. As a percent of revenue, gross profits decreased to 25.1% for the year ended August 31, 2003 from 26.2% for the year ended August 31, 2002.

EAP- Behavioral Services

Cost of services provided associated with employee assistance programs and managed behavioral services increased by $8.1 million or 22.3%, between the years. A $3.5 million increase was attributable to a net increase in medical claims expense associated with the addition of the managed behavioral health care contract described above. An additional $4.2 million increase was the result of the acquisitions of EAP International and Integrated Insights. A $1.0 million increase in the medical claims expense was the result of an increase in existing client utilization and costs per unit of service. As a percent of revenue, gross profits decreased to 7.9% for the year ended August 31, 2003 from 10.1% for the year ended August 31, 2002.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services was $19.9 million for the year ended August 31, 2003, as compared to $4.7 million for the year ended August 31, 2002, primarily due to the year ended August 31, 2003 being the Company’s first full year of operations in this service group. As a percent of revenue, gross profits were 10.1% for the year ended August 31, 2003 as compared to 11.0% for the 2.6 months included in the year ended August 31, 2002.

Other Services

Costs of services provided associated with other services decreased by $500,000, or 26.3%, between the years. This compares to $2.0 million for the year ended August 31, 2002, which included higher costs associated with Phase IV PsychScope projects.

Selling, General and Administrative Total selling, general, and administrative expenses, on a net basis, increased $2.3 million, or 14.3%, between year-to-date periods. Salaries, wages and benefits increased approximately $700,000, or 7.5%, for the year ended August 31, 2003 as compared to the year ended August 31, 2002. Commissions increased $320,000 over the same period primarily due to an increase in new contract signings for Physical Rehabilitation Services, as well as a significant new contract for Behavioral Health Services. Legal fees and legal settlements (net) increased approximately $710,000 when compared to the same period last year. Primary reasons for this increase include compliance efforts related to HIPAA as well as an increase in estimates for actual and projected legal claims and settlements and related expenses that were and/or may be incurred related to the current fiscal year.

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

Depreciation and Amortization. Depreciation and amortization expenses for the year ended August 31, 2003 were $2.6 million representing a decrease of $200,000 or 7.1% as compared to depreciation and amortization expense of $2.8 million for the year ended August 31, 2002. As a result of the Company’s limited capital expenditure requirements, depreciation associated with the acquisition of the NSC and other assets acquired during the period did not exceed a reduction in depreciation associated with items becoming fully depreciated, thereby resulting in the decrease.

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

Income Tax Expense. Income tax expense for fiscal year 2003 was $6.0 million representing an increase of $400,000 or 7.1%, as compared to income tax expense of $5.6 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rate for fiscal years 2003 and 2002 was 38.7%.

Newly Issued Accounting Standards

See Note 2, “Significant Accounting Policies and Estimates” to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of newly issued accounting standards.

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

Liquidity and Capital Resources

The Company believes that its future cash flows from operations, along with cash of $2.0 million at August 31, 2004, and its credit facility of $90 million with an accordion feature allowing additional increases to $120 million, subject to satisfaction of certain conditions, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $12.4 million for the fiscal year ended August 31, 2004, $13.5 million for the fiscal year ended August 31, 2003, and $14.1 million for the fiscal year ended August 31, 2002. At August 31, 2004, $43.1 million of the $90 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $1.8 million for the fiscal year ended August 31, 2004. During the second quarter, the Company purchased the land and building located on the lot adjacent to the Company’s national support center located in Lewisville, Texas for approximately $450,000. Property and equipment expenditures for fiscal years 2003 and 2002 were approximately $4.9 million and $727,000, respectively. Of the $4.9 million related to fiscal year 2003 property and equipment expenditures, $4.4 million was attributable to the purchase of the Company’s National Support Center (“NSC”) located in Lewisville, Texas, which occurred effective July 31, 2003. The Company anticipates its future annual property and equipment expenditures to be approximately $1.5 million.

On April 1, 2004 the Company expended cash of approximately $6.2 million for the purchase of the assets of Michiana Behavioral Health Center. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation. The purchase price was approximately $29.7 million, which was financed by borrowings from the Company’s credit facility. The purchase agreement also provides for additional variable payments in future years based on the future performance of the facilities. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility and if necessary, will seek to further increase the facility size by exercising the accordion expansion feature.

The Company purchased $1.2 million of its common stock during the fiscal year ended August 31, 2004. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2006. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2004, the company had repurchased 704,908 shares of the 800,000 share authorization, which remains in effect.

Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement. See Note 8, “Long -Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

Effective May 4, 2004 the Company amended the credit agreement. The amendment increased the facility size from $60 million to $90 million (including an accordion expansion feature up to $120 million). See Note 8, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein.

The following table provides aggregate information about the Company’s material contractual payment obligations and the fiscal year in which these payments are due:

	Payments due in Fiscal Year
	Total	2005	2006	2007	2008	2009 & Thereafter	Other
	(In thousands)
Long Term Debt Obligations (1)	$40,000,000	$—	$4,000,000	$16,000,000	$20,000,000	$—	$—
Interest on Long Term Debt (2)	4,416,400	1,448,000	1,448,000	1,086,000	434,400	—	—
Commitment Fees-Long Term Debt (3)	377,563	215,750	161,813	—	—	—	—
Operating Lease Obligations (4)	5,284,831	1,650,959	1,265,479	891,877	835,357	641,159	—
Other Contracts Obligations (5)	538,813	214,620	106,584	106,584	106,584	4,441	—
Other Long Term liabilities (6)	1,100,386	—	—	—	—	—	1,100,386

	$51,717,993	$3,529,329	$6,981,876	$18,084,461	$21,376,341	$645,600	$1,100,386

(1)	At August 31, 2004, the Company had outstanding borrowings of $40.0 million related to its $90.0 million revolving credit facility. The Company will be required to begin making principal payments on the revolving credit facility beginning August 31, 2006, based on outstanding borrowings at June 1, 2006, as described in Note 8 of the consolidated financial statements. The principal payments will be made in eight installments consisting of (a) seven quarterly installments (representing 10% of the outstanding balance at June 1, 2006) beginning August 31, 2006 through February 28, 2008 and (b) the final installment which will be made upon the credit facility termination date of May 31, 2008. This final payment will represent the aggregate amount equal to the loans outstanding. The long-term debt principal payments reflected in the table above assume that the $40.0 million in borrowings at August 31, 2004 remains constant through June 1, 2006. However, the amounts reflected above could change significantly, as the actual payments will ultimately be based on the outstanding borrowings at June 1, 2006.

(2)	Projected interest payments reported in the table above were calculated based on outstanding debt of $40.0 million at an interest rate of 3.62% which represents the weighted average interest rate of Company debt at August 31, 2003. Actual interest payments will differ, possibly significantly, as it cannot be assumed that outstanding borrowings will remain at $40.0 million. In addition, future interest payments will be affected by changes in interest rate levels over time, as well as the Company’s basis point spread over the base rate as affected by its debt leverage.
(3)	Projected commitment fee payments relate to a 0.5% fee paid on the unused portion of the Company’s $90.0 revolving credit facility. At August 31, 2004 the Company had $40.0 million in borrowings outstanding under the revolving credit facility. The unused portion is also reduced by approximately $6.9 million relating to various letters of credit expected to be in place during the periods. The revolving credit facility expires on May 31, 2006.
(4)	The company leases various office facilities and equipment under operating leases, as described in Note 13 in the notes to the consolidated financial statements. The table above reflects payments through the end of the lease terms currently in place. The significant leases (payments in excess of $100,000 annually) included in the table above have the following terms: (a) Lake Mary, Florida, approximately $52,400 per month, will term on January 31, 2006 (b) Winter Park, Florida, approximately $13,500 per month, will term on May 31, 200 6 (c) Nashville, Tennessee, approximately $11,400 per month, will term on April 30, 2008, (d) Denver, Colorado, approximately $11,700 per month, will term on June 29, 2008, (e) San Diego, California, approximately $21,100 per month, will term on June 30, 2009 and (b) Blue Bell, Pennsylvania lease, approximately $27,100 per month, will term on October 31, 2009. At this time, the Company anticipates the renewal of these leases with the exception of the clinic in Winter Park (previously discussed in this document), which the Company anticipates subleasing early in calendar 2005.
(5)	The Company, through one of its acquired hospital facilities, has entered into a contract for the provision of education services related to its residential treatment center. This contract will term on May 31, 2005 and has payments due of $12,004 monthly. The Company, through its contract management of behavioral health care, has a contract that has a fixed payment factor of $8,882 monthly and a variable component, which is not quantified as it is based on services utilized. This contract will term on September 14, 2008.
(6)	$1,100,386 of the $1,570,386 in Other Non-Current Liabilities reflected on the Company’s balance sheet is included in this table to reflect future payments obligations associated with workers compensation and the long-term portion of the employees’ vacation accrual. The Company has reflected these payments under “other”, as the timing of these future payments is dependent on the actual processing of the claims and when an employee takes vacation beyond the amount recorded in the current portion of the vacation accrual in our financial statements. The remaining $470,000 is a non-contractual contingency reserve.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict the amount(s) or timing of future payments, if any. See Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements of the Company included elsewhere herein.

Inflation

The Company’s multi-year contracts, which typically include its management contracts and behavioral health contracts, generally provide for annual adjustments in the Company’s fees based upon various inflation indexes, thus mitigating the effect of inflation. During the periods covered by this annual report, inflation has had no significant effects on the Company’s business.

Critical Accounting Policies and Estimates

This discussion should be read in conjunction with Note 2 “Significant Accounting Policies and Estimates” in Notes to Consolidated Financial Statements included elsewhere herein which describes in more detail the Company’s significant accounting policies and estimates.

The Consolidated Financial Statements and accompanying Notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis, with the exception of the Company’s adoption of FAS 141 and FAS 142 effective September 1, 2001, as described in Note 10, “Goodwill and Other Intangible Assets” included elsewhere herein. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the respective reporting periods. The Company’s senior management and independent auditor have discussed the critical accounting estimates with the Company’s audit committee.

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other sources and assumptions that are believed to be reasonable under the facts and circumstances. Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and

•	changes in the estimate, or the use of different estimating methods that could have been selected, could have a material impact on the Company’s consolidated results of operations or financial condition.

The following presents information about the Company’s most critical accounting estimates.

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

The primary collection risk with regard to patient receivables associated with the Company’s behavioral health hospitals lies with uninsured patient accounts or patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement, but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the patients accounts receivable, the patients’ economic ability to pay and the effectiveness of historical collection efforts. The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

Allowance for Contractual Discounts: With regard to the Company’s behavioral health hospitals, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

Medical Claims: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are monitored and reviewed monthly and actuarially certified, by an independent third party actuarial firm, on an annual basis. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly. Reserves for these liabilities at August 31, 2004 and 2003 were $2.5 million and $2.8 million, respectively. A 10% increase in the assumed utilization of healthcare services would reduce net income by $1.4 million after tax on an annualized basis. This charge would impact the Company’s EAP-Behavioral Services group.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, net of liabilities assumed. Intangibles consist of the separately identifiable intangibles, such as contract valuations, non-competes and trade names. At August 31, 2004 goodwill and intangible assets represented 60% of total assets and exceed in amount the Company’s net worth. Contract valuations represent the fair value of management contracts and service contracts purchased and are being amortized using the straight–line method over seven years. Other intangibles are being amortized over their expected useful lives. Per the provisions of SFAS No. 142, the Company performs an annual goodwill impairment review, for each business service group as defined in Note 10 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements, in the third quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable. Indicators the Company consider important which could trigger an impairment review include, without limitation, (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy of the Company’s overall the manner or use of the acquired assets or the strategy of the Company’s overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of the asset could be different using different estimating methods and assumptions in these valuation techniques resulting in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense may result. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary.

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

Reserves for Employee Health and Workers Compensation Benefits: These reserves represent accruals for estimated claims incurred, but unpaid or not reported. The accruals are based on a number of factors including historical experience, industry trends and recent claims history and are subject to ongoing revision as conditions might change and as new data may be presented. In estimating the liability for claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Reserves for employee health benefits at August 31, 2004 and 2003 were $942,606 and $1,066,314, respectively. The reserve was lower at August 31, 2004 due to more timely payment of claims as a result of the change in the third-party administrator. Reserves for workers compensation at August 31, 2004 and 2003 were $894,649 and $695,171, respectively. The increase in the reserve is primarily due to the increase in the Company’s employee base and the increase in the Company’s deductible. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2004 and includes a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

Self Insurance Reserves: This reserve represents an accrual for certain general and professional liability claims filed and for claims incurred, but not reported. Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains an estimate from an independent third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Reserves for these liabilities at August 31, 2004 and 2003 were $883,493 and $1,086,000, respectively. The independent third-party actuarial firm’s analysis resulted in a lower reserve at August 31, 2004 when compared to the results of the analysis at August 31, 2003. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2004 and include a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgements rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At August 31, 2004, the Company had $40.0 million of debt obligations outstanding with a weighted average interest rate of 3.6%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2004, would change interest expense by approximately $145,000 annually. This change amount would be funded out of cash flows from operations, which were approximately $12.4 million for the twelve months ended August 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-30 elsewhere herein, which information is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of August 31, 2004, and based on its evaluation, the Company’s chief executive officer and principal financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 20, 2005 (the “Proxy Statement”). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption “ELECTION OF DIRECTORS”.

Audit Committee Financial Experts

The Company has determined that the three members of the Audit Committee of the Board of Directors, George E. Bello, James E. Buncher and Donald A. Steen, each qualify as “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of those individuals is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code Of Ethics

The Company has adopted a Code of Ethics applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Ethics is available on the Company’s Web site at www.horizonhealth.com. The Company intends to post on its Web site any amendments to, or waivers from, its Code of Conduct applicable to such senior officers.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
James K. Newman	60	President, Chief Executive Officer and Chairman of the Board
David K. Meyercord	57	Senior Vice President, Administration and General Counsel
John E. Pitts	39	Chief Financial Officer
Frank J. Baumann	45	Senior Vice President - Operations
Jackie L. James	51	Senior Vice President - Operations
David K. White, Ph.D.	48	Senior Vice President - Operations
Donald W. Thayer	55	Senior Vice President - Acquisitions and Development

Mr. Ronald C. Drabik, who had served as Senior Vice President - Finance and Administration and Chief Financial Officer since July 1999, resigned his position with the Company in September 2004 to accept other employment.

James K. Newman has served as Chairman of the Board since February 1992. On April 28, 2003 he re-assumed the position of President and Chief Executive Officer of the Company, a position he held from July 1989 through August 1997. Mr. Newman served as a consultant to the Company from September 1997 through April 2003. Mr. Newman currently serves as a director of Telecare Corporation, a privately held behavioral health service provider.

David K. Meyercord joined the company as Senior Vice President and General Counsel on July 6, 2004 and effective September 10, 2004, his title was changed to Senior Vice President - Administration and General Counsel as a result of a change in responsibilities upon the resignation of Ronald C. Drabik. Prior to July 2004, Mr. Meyercord had been a partner in the law firm of Strasburger & Price, LLP, a Dallas-based law firm. He had been a member of that law firm since 1975 and served as its managing partner from 1990 to 1998. He had represented the Company as outside general counsel since its inception.

John E. Pitts was appointed as the Chief Financial Officer of the Company at the October 22, 2004 Board of Directors meeting following his recent appointment as Senior Vice President - Finance and Principal Financial Officer on September 10, 2004. He was formerly Vice President - Finance and Principal Accounting Officer since October 16, 2003 and had been Vice President - Controller since November 1, 2001. Mr. Pitts had previously served the Company in various accounting positions from December 9, 1993 through October 31, 2001.

Frank J. Baumann has been Senior Vice President – Operations since March 22, 1999. He was President – ProCare One Nurses from June 2002 to October 2003 and continues to have oversight responsibility for that service group. He has been President – Physical Rehabilitation Services since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a freestanding psychiatric hospital, from August 1994 to November 1996.

Jackie L. James has been Senior Vice President - Operations and President of EAP-Behavioral Services since April 3, 2003. She was previously President – Western Region for One Health Plan of California, a national HMO, from January 1997 to June 2002. She also served in increasing levels of responsibility with Health Net, a national HMO, as Regional Sales Manager (June 1990 to September 1992), as Executive Director – Central California (September 1992 to September 1994), as Director – Medicare Operations (September 1994 to January 1996) and as Regional Vice President – Network Management (January 1996 to January 1997).

David K. White, Ph.D. has been Senior Vice President - Operations since November 1, 1998. Effective September 28, 2002, he was appointed President – Behavioral Health Services. He formerly served as Executive Vice President - Operations from February 1998 to October 1998. He was a Regional Vice President from September 1996 to January 1998. He also served as a Regional Director of Operations from April 1995 to August 1996. He was President and Chief Executive Officer of Charles River Health Management, Inc., a contract management company focusing on the public and private sector, from December 1990 to November 1994.

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

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates into this Item 11 by reference to the Proxy Statement the information required by this Item 11 that will appear in the Proxy Statement under the caption “EXECUTIVE COMPENSATION”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth a summary of the equity compensation plans offered by the Company:

Equity Compensation Plan Information as of September 30, 2004

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	888,731	$14.37	120,068
Equity compensation plans not approved by security holders	—	—	—

Total	888,731	$14.37	120,068

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements - Reference is made to the Index to Consolidated Financial Statements appearing at page F-1 of this report.

	(2)	Financial Statement Schedule - Reference is made to the Index to Financial Statement Schedule appearing at page S-1 of this report.

	(3)	Exhibits.

3.1	-	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	-	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 (“Amendment No. 2”) to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 Registration No. 33-88314) (the “Form S-1”).

4.1	-	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	-	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	-	Second Amended and Restated Credit Agreement dated May 23, 2002, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank, as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

10.2	-	First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.3	-	Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 4, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.4	-	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 4, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.5	-	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 29, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003).

10.6	-	Sixth Amendment to Second Amended and restated Credit Agreement dated as of April 19, 2004, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank as the Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.7	-	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of May 4, 2004 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.8	-	Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.9	-	Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.10	-	Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.11	-	Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.12	-	Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

10.13	-	Horizon Health Corporation Bonus Plan Fiscal 2004 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003).

10.14	-	Horizon Health Corporation Bonus Plan Fiscal 2005 (filed herewith).

10.15	-	Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.16	-	Agreement dated July 1, 2004 between Horizon Health Corporation, Inc. and David K. Meyercord regarding severance arrangements (filed herewith).

10.17	-	Member Interests Purchase Agreement, dated June 13, 2002, between Horizon Health Corporation, as buyer, and Lara Mac, Steve MacEachern, Vicki Lotz and Obstetrical Nurses, Inc. as sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2002).

10.18	-	Asset Purchase Agreement dated March 12, 2004 between Horizon Health Corporation, as buyer, and Northern Indiana Hospital, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.19	-	Assignment of Asset Purchase Agreement dated March 15, 2004 between Horizon Health Corporation, as assignor, and HHC Indiana, Inc., as assignee (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.20	-	Asset Purchase Agreement dated May 13, 2004 between HHC Poplar Springs, Inc. and PSH Acquisition Corporation (incorporated by reference to Form 8-K).

11	-	Statement Regarding Computation of Per Share Earnings (filed herewith).

21	-	List of Subsidiaries of the Company (filed herewith).

23	-	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	-	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2004

HORIZON HEALTH CORPORATION

By:	/s/ JOHN E. PITTS
John E. Pitts
Senior Vice President - Finance
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ JAMES KEN NEWMAN James Ken Newman	Director and Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 12, 2004

/S/ JOHN E. PITTS John E. Pitts	Senior Vice President – Finance (Principal Financial and Accounting Officer)	November 12, 2004

/S/ GEORGE E. BELLO George E. Bello	Director	November 12, 2004

/S/ MIKE R. BOWLIN Mike R. Bowlin	Director	November 12, 2004

/S/ JAMES E. BUNCHER James E. Buncher	Director	November 12, 2004

/S/ ROBERT A. LEFTON Robert A. Lefton	Director	November 12, 2004

/S/ WILLIAM H. LONGFIELD William H. Longfield	Director	November 12, 2004

/S/ DONALD E. STEEN Donald E. Steen	Director	November 12, 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Horizon Health Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index on page F-1 present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index on page S-1 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas

November 5, 2004

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2004	2003
CURRENT ASSETS:

Cash and cash equivalents	$1,907,708	$1,972,646
Accounts receivable less allowance for doubtful accounts of $2,412,152 and $1,511,876 at August 31, 2004 and 2003, respectively.	22,058,989	14,822,144
Prepaid expenses and supplies	573,230	628,160
Other receivables	154,969	382,016
Other assets	806,019	757,592
Income taxes receivable	51,886	628,422
Deferred taxes	2,426,199	2,058,828

TOTAL CURRENT ASSETS	27,979,000	21,249,808

Property and Equipment, net	28,801,497	5,849,832

Goodwill	83,723,888	70,769,863
Other indefinite life intangibles	795,988	—
Contracts, net of accumulated amortization of $6,184,217 and $4,967,533 at August 31, 2004 and 2003, respectively	2,405,526	3,622,210
Other intangibles, net of accumulated amortization of $458,460 and $189,902 at August 31, 2004 and 2003, respectively	318,554	490,252
Other non-current assets	430,434	346,743

TOTAL ASSETS	$144,454,887	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2004	2003
CURRENT LIABILITIES:
Accounts payable	$2,772,608	$2,474,281
Employee compensation and benefits	9,244,235	6,586,861
Medical claims payable	2,461,535	2,813,470
Accrued expenses and unearned revenue	7,940,459	8,125,920

TOTAL CURRENT LIABILITIES	22,418,837	20,000,532

Other non-current liabilities	1,570,386	1,430,668
Long-term debt	40,000,000	14,000,000
Deferred income taxes	4,641,257	3,105,946

TOTAL LIABILITIES	68,630,480	38,537,146

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,471,739 shares outstanding at August 31, 2004, and 7,267,750 shares issued and 5,336,545 outstanding at August 31, 2003	72,678	72,678
Additional paid-in capital	23,083,887	20,975,233
Retained earnings	69,919,007	59,915,318
Treasury stock, at cost, 1,796,011 and 1,931,205 shares at August 31, 2004 and 2003, respectively	(17,251,165)	(17,171,667)

	75,824,407	63,791,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,454,887	$102,328,708

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2004	2003	2002
Revenue	$180,322,696	$166,340,336	$143,721,100
Cost of services	138,675,279	129,832,118	109,691,696

Gross profit	41,647,417	36,508,218	34,029,404

Selling, general and administrative	19,785,452	18,614,461	16,288,871
Provision for (recovery of) doubtful accounts	810,404	(614,784)	293,718
Depreciation and amortization	2,924,667	2,581,245	2,778,445

Operating income	18,126,894	15,927,296	14,668,370

Other income (expense):
Interest expense	(680,418)	(401,306)	(233,645)
Interest income and other	46,681	105,612	123,430

Income before income taxes	17,493,157	15,631,602	14,558,155
Income tax provision	6,717,969	6,049,360	5,634,006

Net income	$10,775,188	$9,582,242	$8,924,149

Earnings per common share:
Basic	$1.99	$1.83	$1.66

Diluted	$1.90	$1.70	$1.52

Weighted average shares outstanding:
Basic	5,424,433	5,249,781	5,385,777

Diluted	5,673,000	5,641,618	5,889,432

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Treasury Stock, at Cost	Total
Balance at August 31, 2001	7,267,750	$72,678	$20,095,258	$43,259,607	1,945,311	$(12,429,165)	$50,998,378
Net Income	—	—	—	8,924,149	—	—	8,924,149
Tax benefit associated with stock options exercised	—	—	183,310	—	—	—	183,310
Employee stock purchases	—	—	67,586	—	(12,023)	76,819	144,405
Exercise of stock options:
Issuance of treasury stock	—	—	(67,586)	(305,878)	(134,085)	856,709	483,245

Balance at August 31, 2002	7,267,750	72,678	20,278,568	51,877,878	1,799,203	(11,495,637)	60,733,487
Net Income	—	—	—	9,582,242	—	—	9,582,242
Purchase of treasury stock	—	—	—	—	656,659	(9,645,540)	(9,645,540)
Tax benefit associated with stock options exercised	—	—	696,665	—	—	—	696,665
Employee stock purchases	—	—	69,480	—	(10,774)	84,992	154,472
Exercise of stock options:
Issuance of treasury stock	—	—	(69,480)	(1,544,802)	(574,277)	4,844,976	3,230,694
Employee surrenders for tax payments	—	—	—	—	60,394	(960,458)	(960,458)

Balance at August 31, 2003	7,267,750	72,678	20,975,233	59,915,318	1,931,205	(17,171,667)	63,791,562
Net Income	—	—	—	10,775,188	—		10,775,188
Purchase of treasury stock	—	—	—	—	48,249	(1,177,276)	(1,177,276)
Tax benefit associated with stock options exercised	—	—	2,108,654	—	—	—	2,108,654
Employee stock purchases	—	—	99,243		(13,887)	129,456	228,699
Exercise of stock options:
Issuance of treasury stock	—	—	(99,243)	(771,499)	(206,181)	1,834,870	964,128
Employee surrenders for tax payments	—	—	—	—	36,625	(866,548)	(866,548)

Balance at August 31, 2004	7,267,750	$72,678	$23,083,887	$69,919,007	1,796,011	$(17,251,165)	$75,824,407

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2004	2003	2002
Operating activities:
Net income	$10,775,188	$9,582,242	$8,924,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,924,667	2,581,245	2,778,445
Deferred income taxes	1,167,940	1,584,896	875,706
Tax benefit associated with stock options exercised	2,108,654	696,665	183,310
Non-cash expenses	—	(15,250)	5,668
Changes in operating assets and liabilities, net of assets acquired:
(Increase) decrease in accounts receivable	(7,267,094)	(592,901)	2,063,015
Decrease (increase) in income taxes receivable	502,105	(327,131)	(238,543)
Decrease (increase) in other receivables	325,591	(184,220)	(160,038)
Decrease (increase) in prepaid expenses and supplies	237,995	(62,197)	94,791
(Increase) in other assets	(152,334)	(271,174)	(610,463)
Increase in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	1,674,666	222,104	886,343
Increase (decrease) in other non-current liabilities	139,718	315,040	(664,757)

Net cash provided by operating activities	12,437,096	13,529,319	14,137,626

Investing activities:
Purchase of property and equipment	(1,774,529)	(4,948,302)	(726,857)
Proceeds from sale of property and equipment	—	15,250	3,791
Payment for purchase of Michiana Behavioral Health Center	(6,198,221)	—	—
Payment for purchase of Poplar Springs Hospital	(29,650,992)	—	—
Payment for purchase of EAP International, net of cash acquired	—	(3,259,870)	—
Payment for purchase of Integrated Insights, net of cash acquired	—	(4,178,489)	—
Payment for Integrated Insights price adjustment	(27,290)	—	—
Payment for OHCA price adjustment	—	—	(38,047)
Payment for purchase of contract management business	—	—	(2,900,000)
Payment for purchase of ProCare One Nurses, net of cash acquired	—	—	(12,149,238)

Net cash used in investing activities	(37,651,032)	(12,371,411)	(15,810,351)

Financing activities:
Payments on long-term debt	(111,300,000)	(72,900,000)	(69,500,000)
Borrowing under lines of credit	137,300,000	76,900,000	72,600,000
Purchase of treasury stock	(1,177,276)	(9,645,540)	—
Issuance of treasury stock	326,274	2,424,718	627,650

Net cash provided by (used in) financing activities	25,148,998	(3,220,822)	3,727,650

Net (decrease) increase in cash and cash equivalents	(64,938)	(2,062,914)	2,054,925
Cash and cash equivalents at beginning of year	1,972,646	4,035,560	1,980,635

Cash and cash equivalents at end of year	1,907,708	$1,972,646	$4,035,560

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$611,404	$397,405	$155,713

Income taxes	$2,878,691	$4,081,932	$4,817,165

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

	2004 (a)	2003 (b)	2002 (c)
Non-cash investing activities:
Fair value of assets acquired	$36,665,805	$8,886,432	$16,563,593
Cash paid	(35,849,213)	(7,641,084)	(15,438,047)

Liabilities assumed	$816,592	$1,245,348	$1,125,546

(a)	Consists of the purchase of Michiana Behavioral Health Center effective April 1, 2004 and the purchase of Poplar Springs Hospital effective June 1, 2004. See Note 5.
(b)	Consists of the purchase of EAP, International effective November 1, 2002 and the purchase of Integrated Insights effective June 30, 2003. See Note 5.
(c)	Consists of the purchase of management contracts of Perspectives Health Management Corporation effective October 1, 2001, an adjustment to the purchase price of Occupational Health Consultants of America and the purchase of ProCare One Nurses effective June 13, 2002. See Note 5.

See accompanying notes to the consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2004, 2003 AND 2002

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. Through its fiscal year 2004 acquisitions, the Company owns and operates two behavioral health care hospitals and related facilities, which provide behavioral health care programs for children, adolescents, and adults. The Company also offers employee assistance programs (“EAP”) and managed behavioral health services under contracts to businesses and managed care organizations. In addition, the Company provides specialized temporary nurse staffing services to acute care hospitals. The Company currently has offices in the Chicago, Illinois; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; and Detroit, Michigan metropolitan areas, and behavioral health care facilities in Plymouth, Indiana and Petersburg, Virginia. The Company’s National Support Center is in the Dallas suburb of Lewisville, Texas.

The Company was formed in July 1989 for the purpose of acquiring all the assets of two companies. One of these companies, known as Horizon Health Management Company, was formed in 1981 and since that time was engaged in the behavioral health contract management business. The other company owned a freestanding psychiatric hospital in California. Effective March 1, 1990, the assets constituting the contract management business and the psychiatric hospital of the two companies were transferred to the Company.

Since its formation, the Company has completed 16 acquisitions, including the following five consummated in the last three fiscal years: Effective October 1, 2001, the Company purchased all the behavioral health management contracts of Perspectives Health Management Corporation (“PHM”), a wholly owned subsidiary of Legal Access Technologies, Inc. PHM has been consolidated with the Company since October 1, 2001. Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC (“ProCare”). ProCare has been consolidated with the Company since June 13, 2002. Effective November 1, 2002, the company purchased all of the capital stock of Employee Assistance Programs International, Inc. (“EAP International”). EAP International has been consolidated with the Company since November 1, 2002. Effective June 30, 2003, the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights. Integrated Insights has been consolidated with the Company since July 1, 2003. Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana. The Company operates the facility under the name “Michiana Behavioral Health Center” and it has been consolidated with the Company since April 1, 2004. Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities (three owned and two leased) with a total licensed capacity of 189 beds, in the central Virginia region. The facilities have been consolidated with the Company since June 1, 2004 (Note 5 “Acquisitions”).

2.	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Consolidation: The consolidated financial statements include those of the Company and its wholly owned and majority owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The primary collection risk with regard to patient receivables associated with the Company’s behavioral health care facilities, lies with uninsured patient accounts or patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement, but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding. The Company estimates the allowance for doubtful accounts primarily based upon the age of the patients accounts receivable, the patients’ economic ability to pay and the effectiveness of historical collection efforts. The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts. Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

Allowance for Contractual Discounts: With regard to the Company’s owned behavioral health care facilities, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over estimated useful lives. The useful lives of the buildings are estimated to be either twenty-five to thirty years. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Intangible Assets and Goodwill: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At August 31, 2004 and 2003, respectively, other identifiable intangible assets, net, consist of contracts (approximately $2,405,526 and $3,622,210), non-compete agreements (approximately $293,441 and $431,655) and trade names (approximately $25,113 and $58,597). The recorded value of the Knox Keene license, the Company’s indefinite life intangible asset acquired as part of the July 1, 2003 Integrated Insights acquisition, which is not subject to amortization was $795,988 at August 31 2004. In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141 Business Combinations (“SFAS 141”) and SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations be accounted for using the purchase method of accounting and that goodwill and certain indefinite life intangible assets not be amortized, but instead to be subject to impairment tests at least annually. The Company elected to adopt SFAS 141 and SFAS 142 on a prospective basis as of September 1, 2001.

Accounting for intangible assets and goodwill requires significant estimates and judgment, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment. For each acquisition, a valuation was completed to determine a reasonable purchase price allocation. Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill. The purchase price allocation process requires estimates and judgments as to expectations for the various businesses and business strategies. For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgments used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or an acceleration in amortization expense may result.

In addition, SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), adopted in 2001, discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations.

Contracts represent the fair value of management contracts and service contracts purchased and are being amortized using the straight-line method over seven years. Other intangibles primarily include the fair value of trade names and non-compete agreements, which are being amortized over their expected useful lives.

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

Reserves for Employee Health and Workers Compensation Benefits: The Company retains a significant amount of self-insurance risk for its employee health and workers compensation benefits. The Company maintains stop-loss insurance such that the Company’s liability is subject to certain individual and aggregate limits, as applicable. Each month end the Company records an accrued expense for estimated benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. These accrual estimates are subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs. Changes in assumptions for costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly. In prior years, estimates of workers compensation claims liability was allocated (based on payroll dollars) to the operating unit level. Effective September 1, 2003, the Company began recording these estimates at the general and administrative level with actual paid claims costs being recorded to the applicable operating unit.

Self-Insurance Reserves: Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to malpractice liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

Revenue Recognition: Service revenue is generated by the Company’s four business segments (service groups) in the following four categories:

(1)	Contract management revenue, generated by two of Horizon Health’s service groups, Behavioral Health Services and Physical Rehabilitation Services, is reported in the period the services are provided at the estimated net realizable amounts from contracted acute care hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, if and when necessary.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Some management contracts include a clause, which states that the Company will indemnify the hospital for any third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials, which amounts have historically not been material.

Client acute care hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the behavioral health and physical rehabilitation services provided to the patients of the programs managed by the Company. As a result, the availability and amount of such reimbursements, which are subject to change, may impact the decision of acute care hospitals regarding whether to offer behavioral health and physical rehabilitation services pursuant to management contract with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

(2)	Net patient service revenue, generated by the Company’s behavioral health hospitals within the Behavioral Health Services group, is recorded on the accrual basis in the period in which services are provided. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered. The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.

The behavioral health hospitals provide charity care to patients who are financially unable to pay for the behavioral services they receive. Because the Company does not pursue collection of amounts determined to qualify as charity care, they are not reported in net patient service revenue.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Premium and fees revenue, generated by the Horizon Health EAP-Behavioral Services group, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

Revenues are derived from EAP services, administrative service only contracts, and at risk managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month or a per-employee/per-month fee, but also include fee for service payments. For certain capitated managed care contracts the Company is ‘at risk’ and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties. At August 31, 2004, overall capitated revenue was sufficient to meet these costs.

(4)	Service revenues, generated by ProCare One Nurses are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company’s specialized temporary nurse staffing services.

Earnings Per Share: Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that may occur if the Company’s in the money stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

Accounting for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note 12 “Income Taxes”)

Based upon the Company’s estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance. At August 31, 2004, the Company had deferred tax liabilities in excess of deferred tax assets of $2,215,058.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates: The consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The actual results experienced by the Company may differ materially from management’s estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 9 “Shareholders’ Equity” to the consolidated financial statements included elsewhere within this document.

New Accounting Standards: In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised Interpretation No.46, or FIN 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, replacing the original interpretation issued in January 2003. FIN 46R changes the criteria by which one company accounts for another entity in its consolidated financial statements. Because the Company has no current or planned variable interest entities, the adoption of this statement is not expected to have a material effect on its consolidated financial position and results of operations.

In December 2002, FASB issued Statement of Financial Accounting Standards No. (“SFAS”) 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 requires prominent disclosure about the effects of SFAS 123 on reported net income and requires disclosure of these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002 and allow for early application. The Company currently plans to continue accounting for stock-based compensation under APB 25, an allowable method, with additional disclosures as required. See note 3 “Stock Options” to the consolidated financial statements included elsewhere within this document.

3.	STOCK OPTIONS

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Plans.” In accordance with the Plans, as amended, 2,981,843 shares of common stock have been reserved for stock options granted to key employees, directors and consultants. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan.

At August 31, 2004, there remained a total of 120,068 shares available under all the plans for future grants of stock options although more shares could become available if and when previously granted stock options are terminated without exercise.

The exercise prices of the options granted equaled or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 28, 1995 the board of directors created the 1995 Stock Option Plan for Eligible Outside Directors for outside directors owning less than 7.15% of the stock of the Company, and reserved 250,000 shares of common stock for issuance under this plan. This plan has been amended and restated to provide for 15,000 option grants upon initial election as a director. In addition, the Director plan has provided for successive annual grants, as of the day of each annual meeting of stockholders of the Company, of options to purchase the number of shares of Common Stock determined by dividing $50,000 by the fair market value per share of the Common Stock on the date of grant. Fair market value is defined as the closing price per share on the NASDAQ National Market. With respect to each such successive annual grant, an Eligible Outside Director had the right to elect to receive stock options for only 50% of such shares as so determined and to also receive the receipt of a fee in the amount of $2,500 for each of the first four meetings of the Board of Directors actually attended by such Eligible Outside Director in the year following the Annual Meeting. Options vest ratably over five years from the date of grant.

The following table summarizes the status of the Plans:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	839,762	$9.37	1,453,549	$7.49	1,283,634	$5.61
Granted	287,600	21.68	153,000	16.49	319,275	13.41
Exercised	206,181	4.68	574,277	5.63	134,085	3.61
Expired or canceled	24,600	12.38	192,510	11.97	15,275	7.91

Outstanding at end of year	896,581	$14.32	839,762	$9.37	1,453,549	$7.49

Exercisable at end of year	393,979	$9.82	413,857	$6.36	828,502	$5.59

Available for grant at end of year	120,068		344,590	—	351,602	—

The following table summarizes information about options outstanding under the Plans at August 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 4.56 - 9.75	334,236	4.07	$7.02	277,139	$7.22
13.09 - 18.43	341,245	8.30	15.99	111,520	15.60
21.00 - 24.99	221,100	9.46	22.76	5,320	23.64

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2004	2003	2002
Net Income, as reported	$10,775,188	$9,582,242	$8,924,149
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	826,341	440,405	452,298

Pro forma net income	$9,948,847	$9,141,837	$8,471,851

Earnings per share
Basic
As reported	$1.99	$1.83	$1.66
Pro forma	$1.83	$1.74	$1.57
Diluted
As reported	$1.90	$1.70	$1.52
Pro forma	$1.75	$1.62	$1.44

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk free interest rate	4.09%	2.75%	4.20%
Expected life (years)	7.3	6.4	6.4
Expected volatility	52.0%	60.0%	47.5%
Expected dividend yield	0.0%	0.0%	0.0%

In accordance with SFAS 123, the weighted average fair value of options granted during 2004, 2003, and 2002 was $12.78, $9.76, and $7.04 respectively.

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:

	2004			2003			2002
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
Basic EPS	$10,775,188	5,424,433	$1.99	$9,582,242	5,249,781	$1.83	$8,924,149	5,385,777	$1.66

Effect of dilutive securities warrants and options		248,567			391,837			503,655

Diluted EPS	$10,775,188	5,673,000	$1.90	$9,582,242	5,641,618	$1.70	$8,924,149	5,889,432	$1.52

During 2004, 2003, and 2002 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

Quarter Ended	Options Excluded	Option Price Range
August 31, 2004	19,567	$23.30 - $23.75
May 31, 2004	4,000	$23.75
February 29, 2004	5,159	$23.30 - $23.75
November 30, 2003	10,571	$21.00 - $23.75
August 31, 2003	106,500	$17.01 - $23.75
May 31, 2003	55,413	$16.05 - $23.75
February 28, 2003	6,500	$16.35 - 23.75
November 30, 2002	96,700	$14.51 - 23.75
August 31, 2002	4,870	$14.80 - $23.75
May 31, 2002	4,000	$23.75
February 28, 2002	4,000	$23.75
November 30, 2001	4,670	$13.50 - $23.75

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	ACQUISITIONS

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 189 beds, in the central Virginia region, for approximately $29.7 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of August 31, 2004, the allocation of the purchase price exceeded the fair value of PSH’s net assets by $13,769,953, which is recorded as goodwill. Tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively. The cash purchase price of approximately $29.7 million was funded by the Company’s revolving credit facility. The three owned and two leased facilities include:

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

Unaudited pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of future financial position or results of operations. The unaudited pro-forma financial information with respect to the PSH Acquisition Corporation acquisition was based upon the respective historical consolidated financial statements of Horizon Health Corporation and PSH Acquisition Corporation. This unaudited pro forma information does not include nor does it assume any benefits from cost savings or synergies of operations of the combined companies.

The following table summarizes the recorded values of the PSH Acquisition Corporation assets acquired and liabilities assumed at the date of acquisition, as determined by internal and third party valuations:

As of June 1, 2004
Current Assets	$217,815
Property and equipment, net	16,290,000
Goodwill	13,769,953

Total assets assumed	30,277,768

Current liabilities	626,776

Total liabilities assumed	626,776

Net assets acquired	$29,650,992

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill is expected to be deductible for tax purposes and is not subject to amortization for financial statement purposes.

The following unaudited pro forma financial information gives effect to the acquisition of PSH Acquisition Corporation by the Company as if the acquisition occurred on September 1, 2002.

	Year Ended August 31,
	2004	2003
Revenue	$195,576,541	$183,918,131

Net Income	$11,383,301	$10,341,710

Net Income per common share:
Basic	$2.10	$1.97

Diluted	$2.01	$1.83

Michiana Behavioral Health Center

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana for approximately $6.2 million. The Company operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral programs for children, adolescents, and adults. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Tangible assets acquired and liabilities assumed totaled $6,388,037 and $189,816 respectively. The cash purchase price was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Health and Human Resource Center, Inc., d/b/a Integrated Insights

Effective June 30, 2003 the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights for approximately $4.4 million. Integrated Insights, headquartered in San Diego, California, provides employee assistance programs under contracts directly with employers. It holds a California Knox-Keene License to operate as a specialized health care plan. The Company accounted for the acquisition of Integrated Insights by the purchase method as required by generally accepted accounting principles. As of August 31, 2004, the allocation of the purchase price exceeded the fair value of Integrated Insights’ tangible net assets by $3,989,880 of which $1,783,864 is recorded as goodwill, which is fully deductible for tax purposes, $1,213,169 as service contract valuation, $795,988 as a license valuation and $196,859 as non-compete agreements. Tangible assets acquired and liabilities assumed totaled $774,159 and $407,722, respectively. The cash purchase price of approximately $4.4 million was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any periods presented.

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

ProCare One Nurses

Effective June 13, 2002, the Company purchased all of the membership interests of ProCare One Nurses, LLC (“ProCare”). ProCare, headquartered in Santa Ana, California, provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Of the purchase price of approximately $12.5 million, $11.5 million was funded by the Company’s revolving credit facility and $1.0 million from existing cash. Of the $12.5 million purchase price, the amounts recorded as intangible assets were $10.0 million as goodwill, which is fully deductible for tax purposes, $225,000 as non-compete agreements and $109,000 as trade name value. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for the periods presented.

Contracts of Perspectives Health Management

Effective October 1, 2001, the Company acquired in an asset purchase the behavioral health management contracts comprising the contract behavioral health business of Perspectives Health Management Corporation (“PHM”), a wholly owned subsidiary of Legal Access Technologies, Inc. (“LAT”). The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. PHM had 12 behavioral health management contract

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

locations. The management contracts covered 12 inpatient behavioral health programs, one partial hospitalization behavioral health program and three intensive outpatient behavioral health programs. The management contracts constituted all of the business operations of PHM. The purchased price of approximately $2.9 million in cash was funded by the Company’s revolving credit facility. Of the $2.9 million purchase price, $2,234,449 is recorded as goodwill, which is fully deductible for tax purposes, and $681,760 as contract valuation. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for the periods presented.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 31:

	2004 (a)	2003
Land (b)	$3,219,011	$775,064
Building and improvements (b)	23,508,748	3,708,026
Computer hardware	2,858,717	2,926,290
Computer software	1,700,597	1,537,721
Furniture and fixtures	2,274,077	2,347,006
Equipment	2,664,184	1,476,378
Transportation (vehicles)	50,445	40,446
Leasehold improvements	358,745	620,472
	36,634,524	13,431,403

Less accumulated depreciation	7,833,027	7,581,571

	$28,801,497	$5,849,832

(a)	Effective April 1, 2004, the Company added approximately $6.3 million in property and equipment associated with the acquisition of Michiana Behavioral Health Center. (See Note 5 “Acquisitions”.) Of the $6.3 million in assets acquired, a hospital facility (approximately 44,000 square feet) and 11 acres of land were valued at approximately $6.1 million. Effective June 1, 2004, the Company added approximately $16.3 million in property and equipment associated with the acquisition of PSH Acquisition Corporation. (See Note 5 “Acquisitions”) Of the $16.3 million in assets acquired, a hospital and two related facilities (approximately 118,000 square feet) and 49 acres of land were valued at approximately $14.8 million.
(b)	During February 2004, the Company purchased the land and building (slightly in excess of 2,500 square feet) adjacent to its National Support Center (“NSC”) located in Lewisville, Texas for approximately $451,000. The existing building is being used for a Behavioral Health Services regional office at the current time. Additionally, during the quarter ended February 29, 2004, approximately $309,000 of leasehold improvements related to the NSC building purchased in July 2003 were reclassed to “building improvements”.

Depreciation expense was $1,439,428, $1,046,715, and $1,206,704 for the years ended August 31, 2004, 2003, and 2002, respectively.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	ACCRUED EXPENSES AND UNEARNED REVENUE

Accrued expenses consisted of the following at August 31:

	2004	2003
Reserve for deferred revenue and contract adjustments	$663,471	$411,463
Reserves for employee health benefits	942,606	1,066,314
Reserve for general and professional liability claims	883,493	1,086,000
Workers compensation self-insured liability	573,717	513,956
401(k) matching funds contributions	534,942	487,875
Other	3,450,499	3,138,900

	$7,048,728	$6,704,508

Unearned revenue	891,731	1,421,412

	$7,940,459	$8,125,920

8.	LONG-TERM DEBT

At August 31, 2004 and 2003, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $40.0 million and $14.0 million, respectively. At August 31, 2004, $43.1 million of the $90 million credit facility was available to the Company after letter of credit obligations. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank Texas as an equal bank participant in the facility. On May 4, 2004, the Company again amended the agreement to extend the term by one year and to increase the amount of the revolving credit facility to $90 million (with an expansion feature under which the amount of the credit facility can be increased to expand to $120 million, subject to the satisfaction of certain conditions) and to add KeyBank National Association as a participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. The weighted average interest rates on outstanding indebtedness under the credit facility at August 31, 2004, 2003 and 2002 were 3.62%, 3.46%, and 4.00%, respectively. The Eurodollar Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The revolving credit facility, as amended, matures on May 31, 2006, at which time it converts to a two-year amortizing term loan.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.	SHAREHOLDERS’ EQUITY

Common Stock

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The purpose of the Plan, which became effective January 1, 2000, is to provide employees of the Company and its subsidiaries the opportunity to acquire an ownership interest in the Company through the purchase of Common Stock at a discount to current market prices. The Plan offers eligible employees the ability to purchase Company stock at a 15% discount below the current market price at designated periods.

Eligible employees are able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 13,887, 10,774, and 12,023 shares of Common Stock from treasury for the fiscal years ended August 31, 2004, 2003, and 2002, respectively.

Treasury Stock

During the time period of September 1998 through February 2001, the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and for other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company’s credit facility. A total of 1,298,779 and 1,078,711 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2004 and August 31, 2003, respectively.

The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to Additional Paid In Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. Therefore, on the statement of changes in stockholders’ equity, for the year ending August 31, 2002, the net difference between the cost price and the option price on the issuance of treasury stock of $305,878 has been reclassified from Additional Paid in Capital to Retained Earnings.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. See Note 2 “Accounting for Intangible Assets and Goodwill” for a discussion regarding SFAS 141 and SFAS 142.

The recorded value of the Knox Keene license, the Company’s indefinite life intangible asset, which is not subject to amortization, was $795,988 at August 31 2004. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the twelve months ended August 31, 2004 were $1,216,684, $235,072 and $33,484, respectively, and for the twelve months ended August 31, 2003 were $1,365,462, $125,611, and $43,459, respectively. During the year ended August 31, 2003, the Company retired five fully amortized contract valuation balances totaling $7,055,026 from its books, which accounts for the net decrease in accumulated amortization between the periods presented on the face of the accompanying balance sheet.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the four succeeding fiscal years and thereafter.

For the year ended August 31:	2005	$948,523
	2006	492,910
	2007	443,937
	2008	409,429
	Thereafter	429,282

		$2,724,081

The following table sets forth by business service group of the Company, as described in Note 14 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2004 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets in the twelve months ended August 31, 2004. The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary.

	Behavioral Health Services (1)	Physical Rehabilitation Services	ProCare One Nurses	EAP - Behavioral Services (2)	Consolidated
Goodwill as of August 31, 2003	$16,841,171	$1,703,665	$9,988,595	$42,236,432	$70,769,863
Goodwill adjusted during the period		—	—	(815,926)	(815,926)
Goodwill and Certain indefinite life intangible asset acquired during the period	13,769,951	—	—	795,988	14,565,939

Goodwill and certain indefinite life intangible asset as of August 31, 2004	$30,611,122	$1,703,665	$9,988,595	42,216,494	$84,519,876

See Note 14, elsewhere herein, for a description of the Company’s business service groups.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	$13,769,951 of goodwill acquired during the period relates to the purchase of PSH Acquisition Corporation effective June 1, 2004. (See Note 5 elsewhere herein this document.)
(2)	Goodwill adjusted during the period relates to reclassifications to other intangibles related to the purchase of Integrated Insights, which was acquired effective June 30, 2003 and purchase price allocation adjustments related to the purchase of EAPI and Integrated Insights. Certain indefinite life intangible assets adjusted during the period relate to reclassifications from goodwill related to the valuation of the Company’s Knox Keene License.

11.	RETIREMENT PLAN

The Company sponsors a 401(k) plan that covers substantially all employees, subject to certain eligibility requirements. The Company can elect to make matching fund contributions at its discretion, but has historically done so annually. For the benefit plan years ended December 31, 2003, 2002 and 2001 the Company’s contributions were approximately $646,000, $604,000, and $606,000 respectively.

12.	INCOME TAXES

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense for the years ended August 31 is comprised of the following components:

	Federal	State	Total
2004
Current	$4,858,036	$691,993	$5,550,029
Deferred	1,048,157	119,783	1,167,940

	$5,906,193	$811,776	$6,717,969

2003
Current	$3,878,055	$586,409	$4,464,464
Deferred	1,422,342	162,554	1,584,896

	$5,300,397	$748,963	$6,049,360

2002
Current	$4,166,875	$591,186	$4,758,061
Deferred	786,105	89,840	875,945

	$4,952,980	$681,026	$5,634,006

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net deferred tax liability at August 31 were obtained using the liability method in accordance with SFAS No. 109 and are as follows:

	2004	2003
Contracts	$1,062,415	$797,966
Goodwill	(6,814,697)	(5,222,921)

Deferred tax liabilities	(5,752,282)	(4,424,955)

Accounts receivable	1,484,252	918,242
Vacation accruals	620,708	597,337
Property & equipment/intangibles	303,334	516,362
Miscellaneous accruals	916,073	1,093,883
Net operating loss carryforward	212,857	252,013

Deferred tax assets	3,537,224	3,377,837

Net deferred tax liability	$(2,215,058)	$(1,047,118)

At August 31, 2004, the Company had available an estimated, unused net operating loss carryforward for tax purposes of approximately $545,786. This carryforward, subject to annual utilization limits, may be utilized to offset future years’ taxable income and will expire during 2011 if unused prior to that date.

The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company’s effective income tax rate:

	Tax Rate 2004	2004	2003	2002
Federal income taxes based on 35% of book income	35.0%	$6,122,605	$5,471,061	$5,095,354
Permanent adjustments:
Meals and entertainment, goodwill and other permanent adjustments	0.9%	152,529	150,656	117,269
State income taxes and other adjustments	2.5%	442,835	427,643	421,383

	38.4%	$6,717,969	$6,049,360	$5,634,006

13.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

For the year ending August 31,	2005	$2,513,424
	2006	1,770,785
	2007	1,066,817
	2008	854,539
	2009 and thereafter	642,106

		$6,847,671

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense for the years ended August 31, 2004, 2003, and 2002 was $2,706,345, $2,580,278, and $2,507,278, respectively.

Insurance Risk Retention

The Company’s liability and property risk management program involves a balance of insured risks and self-insured retentions. The Company carries general, professional, and malpractice liability, comprehensive property damage, workers’ compensation, directors and officers and other insurance coverages that management considers cost-effective and reasonable and adequate for the protection of the Company’s assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for which the Company’s self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined and accrual reserves and associated expenses recorded, by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains estimates from independent third party actuarial firms.

Legal Proceedings

The Company is, and may be in the future, party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company’s insurance coverages will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company’s insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company’s business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company’s reputation and business.

In late 1999, the Company became aware that a civil qui tam lawsuit brought under the Federal False Claims Act had been filed under seal naming the Company’s psychiatric contract management subsidiary, Horizon Mental Health Management (Horizon), as one of the defendants therein. In March 2001, the relators served the complaint in the lawsuit. The U.S. Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges that certain on-site Company personnel acted in concert with other non-Company personnel to improperly inflate certain Medicare reimbursable costs associated with psychiatric services rendered at a Tennessee hospital prior to August 1997. The lawsuit names the hospital, the parent corporation of the hospital and a home health agency as additional defendants. The parties are in discovery proceedings. The Company does not believe the claims asserted in the lawsuit, based on present allegations, represent a material liability to the Company.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, a/k/a service groups, are appropriately based on its method of internal reporting which disaggregates its business by services category in a manner consistent with the Company’s consolidated statements of income format. The Company’s reportable service groups are Behavioral Health Services, Physical Rehabilitation Services, EAP-Behavioral Services and ProCare One Nurses. During the fiscal year ended August 31, 2003, the Company discontinued reporting its then smallest service group Mental Health Outcomes, separately due to its downsizing and integration into Behavioral Health Services as a product line and accordingly has restated all previous periods shown. In prior years, estimates of workers compensation claims liability was allocated (based on payroll dollars) to the operating unit level. Effective September 1, 2003, the Company began recording these estimates at the general and administrative level with actual paid claims costs being recorded to the applicable operating unit.

See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/service group:

	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP Behavioral Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
2004
Revenues	$90,457,278	$18,758,589	$52,249,019	$18,498,084	$359,726	$—	$180,322,696
Intercompany Revenues	1,136	—	233,122	176,333	—	(410,591)	—
Cost of Services	59,864,748	14,239,741	47,598,774	17,121,194	261,413	(410,591)	138,675,279
EBITDA (F)	27,580,263	3,610,121	3,068,545	1,334,041	(14,541,512)	103	21,051,561
Total assets	146,663,178	15,146,169	47,586,232	15,736,442	33,092,433	(113,769,567)	144,454,887

2003
Revenues	$76,727,730	$17,366,592	$48,348,055	$22,003,025	$1,894,934	$—	$166,340,336
Intercompany Revenues	—	—	183,500	175,922	—	(359,422)	—
Cost of Services	51,064,745	13,001,695	44,687,287	19,942,022	1,495,791	(359,422)	129,832,118
EBITDA (F)	23,905,519	3,485,493	1,347,754	1,850,269	(12,080,494)	—	18,508,541
Total assets	106,191,383	12,785,558	49,243,626	25,506,154	23,960,879	(115,358,892)	102,328,708

2002
Revenues	$81,215,651	$15,117,485	$40,449,170	$5,318,722	$1,620,072	$—	$143,721,100
Intercompany Revenues	—	—	213,305	—	—	(213,305)	—
Cost of Services	55,433,274	11,156,702	36,550,862	4,734,514	2,029,649	(213,305)	109,691,696
EBITDA (F)	22,176,943	3,388,846	1,913,791	583,491	(10,616,256)	—	17,446,815
Total assets	92,015,367	10,673,441	40,986,293	26,085,151	25,736,513	(102,911,390)	92,585,375

(A)	Behavioral Health Services provides behavioral health contract management services to acute care hospitals, and effective with the April 1, 2004 and June 1, 2004 acquisitions of the behavioral healthcare facilities, operates owned behavioral health facilities that also provide programs for children, adolescents, and adults.
(B)	Physical Rehabilitation Services provides physical rehabilitation contract management services to acute care hospitals.
(C)	EAP-Behavioral Services provides employee assistance programs and managed behavioral care.
(D)	ProCare One Nurses provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan.
(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its service groups.
(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining service group operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the year ended August 31, 2004, 2003 and 2002, consolidated EBITDA is derived by adding depreciation and amortization of $2,924,667, $2,581,245, and $2,778,445, respectively, to the Company’s operating income for the same periods of $18,126,894, $15,927,296, and $14,668,370, respectively. Consolidated cash flows from operating, investing, and financing activities for the period ended August 31, 2004 were $12,437,096, ($37,651,032), and $25,148,998 respectively, for the period ended August 31, 2003 were $12,832,667, ($12,371,411) and ($2,524,167), respectively, and for the period ended August 31, 2002 were $13,954,316, ($15,810,351), and $3,910,960, respectively, and are represented on the Statement of Cash Flows elsewhere herein.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	QUARTERLY FINANCIAL INFORMATION (unaudited)

The following is a summary of unaudited quarterly financial data for fiscal 2004 and 2003:

				Earnings Per Share *
	Revenues	Operating Income	Net Income	Basic	Diluted
Quarter Ended:

August 31, 2004	$51,381,192	$4,942,069	$2,794,951	$0.52	$0.49
May 31, 2004	44,756,062	4,525,280	2,729,900	0.50	0.48
February 29, 2004	42,138,796	4,397,680	2,669,386	0.49	0.47
November 30, 2003	42,046,646	4,261,865	2,580,951	0.48	0.46

Total	$180,322,696	$18,126,894	$10,775,188	$1.99	$1.90

August 31, 2003	$42,278,140	$3,995,178	$2,376,795	$0.46	$0.43
May 31, 2003	40,530,645	3,984,714	2,403,252	0.46	0.43
February 28, 2003	41,490,144	4,038,190	2,445,723	0.46	0.43
November 30, 2002	42,041,407	3,909,214	2,356,472	0.44	0.41

Total	$166,340,336	$15,927,296	$9,582,242	$1.83	$1.70

*	Amounts may not add due to rounding or independent calculation.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II Valuation and Qualifying Accounts	S-2

S-1

HORIZON HEALTH CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Period	Net Additions Charged (Recoveries Credited) to Costs and Expenses*	Uncollectible Accounts Written off	Balance at End of Period
Year ended August 31, 2004:
Allowance for doubtful accounts	$1,511,876	796,949	103,327	$2,412,152

Year ended August 31, 2003:
Allowance for doubtful accounts	$1,718,530	$(689,410)	$482,756	$1,511,876

Year ended August 31, 2002:
Allowance for doubtful accounts	$2,368,605	$(30,293)	$(619,782)	$1,718,530

*	Excludes the net of recoveries credited and additions charged of $13,455, $74,626, and $324,011 related to other receivables and accrued liabilities for the fiscal years ending 2004, 2003, and 2002.

S-2

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	-	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	-	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 (“Amendment No. 2”) to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 Registration No. 33-88314) (the “Form S-1”).

4.1	-	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	-	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	-	Second Amended and Restated Credit Agreement dated May 23, 2002, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank, as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2002).

10.2	-	First Amendment to Second Amended and Restated Credit Agreement dated as of September 25, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.3	-	Second Amendment to Second Amended and Restated Credit Agreement, dated as of October 4, 2002 between Horizon Health Corporation and Horizon Mental Health Management, Inc., J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.4	-	Third Amendment to Second Amended and Restated Credit Agreement, dated as of April 4, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.5	-	Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 29, 2003 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003).

10.6	-	Sixth Amendment to Second Amended and restated Credit Agreement dated as of April 19, 2004, between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers, and J.P. Morgan Chase Bank as the Agent and the banks named therein (incorporated herein by reference to Exhibit 10.3 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.7	-	Seventh Amendment to the Second Amended and Restated Credit Agreement, dated as of May 4, 2004 between Horizon Health Corporation and Horizon Mental Health Management, Inc., as Borrowers and J.P. Morgan Chase Bank as Agent and the banks named therein (incorporated herein by reference to Exhibit 10.4 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.8	-	Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.9	-	Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.10	-	Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.11	-	Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.12	-	Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

10.13	-	Horizon Health Corporation Bonus Plan Fiscal 2004 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003).

10.14	-	Horizon Health Corporation Bonus Plan Fiscal 2005 (filed herewith).

10.15	-	Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.16	-	Agreement dated July 1, 2004 between Horizon Health Corporation, Inc. and David K. Meyercord regarding severance arrangements (filed herewith).

10.17	-	Member Interests Purchase Agreement, dated June 13, 2002, between Horizon Health Corporation, as buyer, and Lara Mac, Steve MacEachern, Vicki Lotz and Obstetrical Nurses, Inc. as sellers (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 13, 2002).

10.18	-	Asset Purchase Agreement dated March 12, 2004 between Horizon Health Corporation, as buyer, and Northern Indiana Hospital, LLC, as seller (incorporated herein by reference to Exhibit 10.1 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.19	-	Assignment of Asset Purchase Agreement dated March 15, 2004 between Horizon Health Corporation, as assignor, and HHC Indiana, Inc., as assignee (incorporated herein by reference to Exhibit 10.2 to the Company’s quarterly report on form 10-Q for the quarter ended May 31, 2004).

10.20	-	Asset Purchase Agreement dated May 13, 2004 between HHC Poplar Springs, Inc. and PSH Acquisition Corporation (incorporated by reference to Form 8-K).

11	-	Statement Regarding Computation of Per Share Earnings (filed herewith).

21	-	List of Subsidiaries of the Company (filed herewith).

23	-	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	-	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.