Form 10-Q
period 2004-11-30
HORIZON HEALTH CORP /DE/
filed 2005-01-10
CIK 935007

HORC

1st QTR

FY2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 20, 2004, was 5,577,404.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2004	August 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$1,925,050	$1,907,708
Accounts receivable less allowance for doubtful accounts of $3,015,972 at November 30, 2004 and $2,412,152 at August 31, 2004	24,452,547	22,058,989
Prepaid expenses and supplies	1,450,225	573,230
Other receivables	1,041,903	964,969
Other assets	686,456	806,019
Income taxes receivable	—	51,886
Deferred taxes	2,432,325	2,426,199

TOTAL CURRENT ASSETS	31,988,506	28,789,000

Property and equipment, net	28,636,477	28,801,497

Goodwill	83,406,165	83,723,888
Other indefinite life intangibles	1,124,988	795,988
Contracts, net of accumulated amortization of $6,445,530 at November 30, 2004, and $6,184,217 at August 31, 2004	2,144,213	2,405,526
Other intangibles, net of accumulated amortization of $523,581 at November 30, 2004, and $458,460 at August 31, 2004	253,433	318,554
Other non-current assets	324,494	430,434

TOTAL ASSETS	$147,878,276	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	November 30, 2004	August 31, 2004
CURRENT LIABILITIES:
Accounts payable	$3,105,927	$2,772,608
Employee compensation and benefits	6,975,409	9,244,235
Medical claims payable	2,883,916	2,461,535
Accrued expenses and unearned revenue	9,538,568	8,750,459

TOTAL CURRENT LIABILITIES	22,503,820	23,228,837

Other noncurrent liabilities	2,275,875	1,570,386
Long-term debt	38,000,000	40,000,000
Deferred income taxes	5,008,131	4,641,257

TOTAL LIABILITIES	67,787,826	69,440,480

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,575,304 shares outstanding at November 30, 2004 and 7,267,750 shares issued and 5,471,739 shares outstanding at August 31, 2004	72,678	72,678
Additional paid-in capital	23,569,413	23,083,887
Retained earnings	72,704,751	69,919,007
Treasury stock, at cost, 1,692,446 shares at November 30, 2004 and 1,796,011 shares at August 31, 2004	(16,256,392)	(17,251,165)

	80,090,450	75,824,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,878,276	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended November 30,
	2004	2003
Net revenue	$52,077,962	$42,046,646
Cost of services	39,297,024	32,484,264

Gross profit	12,780,938	9,562,382

Selling, general and administrative	5,758,265	4,904,591
Provision for (recovery of) doubtful accounts	863,921	(266,510)
Depreciation and amortization	887,909	662,436

Operating income	5,270,843	4,261,865

Other income (expense):
Interest expense	(387,893)	(101,020)
Interest income and other	6,036	22,222

Income before income taxes	4,888,986	4,183,067
Income tax provision	1,906,707	1,602,116

Net income	$2,982,279	$2,580,951

Earnings per common share:
Basic	$.54	$.48

Diluted	$.52	$.46

Weighted average shares outstanding:
Basic	5,532,978	5,366,132

Diluted	5,702,524	5,649,593

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended November 30,
	2004	2003
Operating Activities:
Net income	$2,982,279	$2,580,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	887,909	662,436
Deferred income taxes	360,748	265,219
Tax benefit associated with stock options exercised	486,829	511,868
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,393,558)	(2,066,676)
Decrease in net income taxes receivable	—	831,623
Increase in net income taxes payable	1,108,039	—
(Increase) decrease in other receivables	(76,934)	212,497
(Increase) in prepaid expenses and supplies	(876,995)	(506,523)
Decrease (increase) in other assets	224,204	(155,061)
Decrease in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	(1,781,176)	(315,959)
Increase in other non-current liabilities	705,489	112,500

Net cash provided by operating activities	1,626,834	2,132,875

Investing activities:
Purchases of property and equipment	(385,782)	(295,990)
Purchase price adjustment for Michiana Behavioral Health Center	(10,671)	—
Purchase price adjustment for Poplar Springs Hospital	(11,277)	—

Net cash used in investing activities	(407,730)	(295,990)

Financing Activities:
Payments on credit facility	(22,800,000)	(9,800,000)
Borrowings under credit facility	20,800,000	8,300,000
Cash received upon exercise or issuance of treasury stock	798,238	275,520

Net cash used in financing activities	(1,201,762)	(1,224,480)

Net increase in cash and cash equivalents	17,342	612,405

Cash and cash equivalents at beginning of period	1,907,708	1,972,646

Cash and cash equivalents at end of period	$1,925,050	$2,585,051

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. Through its fiscal year 2004 acquisitions, the Company owns and operates two behavioral health care hospitals and related facilities, which provide behavioral health care programs for children, adolescents, and adults. The Company also offers employee assistance programs (“EAP”) and managed behavioral health services under contracts to employers and managed care organizations. In addition, the Company provides specialized temporary nurse staffing services to acute care hospitals. The Company currently has offices in the Chicago, Illinois; Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; and Detroit, Michigan metropolitan areas, and behavioral health care facilities in Plymouth, Indiana and Petersburg, Virginia. The Company’s National Support Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheet at November 30, 2004, the consolidated statements of operations for the three months ended November 30, 2004 and 2003, and the consolidated statements of cash flows for the three months ended November 30, 2004 and 2003 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2004. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair statement of the financial position of the Company as of November 30, 2004, and the results of operations for the three months ended November 30, 2004 and 2003.

Operating results for the three-month period are not necessarily indicative of the results that may be expected for a full year or portions thereof.

In December 2004, FASB issued revised Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment. This statement amends SFAS 123, Accounting for Stock-Based Compensation. The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees, that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and encourages early adoption.

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

Consolidation: The consolidated financial statements include those of the Company and it’s wholly-owned subsidiaries. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Allowance for Contractual Discounts: With regard to the Company’s owned behavioral health care facilities, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided. In addition, cost settlement provisions require complex calculations and assumptions that are subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ significantly from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over estimated useful lives. The useful lives of the buildings are estimated to be either twenty-five or thirty years. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

Accounting for Intangible Assets and Goodwill: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. At November 30, and August 31, 2004, respectively, other identifiable intangible assets, net, consist of contracts (approximately $2,144,213 and $2,405,526), non-compete agreements (approximately $236,691 and $293,441) and trade names (approximately $16,742 and $25,113). At November 30, 2004, the Company had indefinite life intangible assets, which are not subject to amortization, of $1,124,988. The indefinite life assets were comprised of the recorded value of the Knox Keene license ($795,988), acquired as part of the July 1, 2003 Integrated Insights acquisition, and the trade name ($234,000) and certificate of need ($95,000) acquired as part of the June 1, 2004 acquisition of Poplar Springs Hospital.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141 Business Combinations (“SFAS 141”) and SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations be accounted for using the purchase method of accounting and that goodwill and certain indefinite life intangible assets not be amortized, but instead be subject to impairment tests at least annually.

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

Treasury Stock: The Company accounts for treasury stock using the cost method. Gains on issuances of treasury stock are credited to Additional Paid in Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from issuances are included therein, otherwise to retained earnings.

Medical Claims: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s EAP-Behavioral Services group. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are continually monitored and reviewed. Changes in assumptions for healthcare costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reserves for Employee Health and Worker’s Compensation Benefits:* The Company retains a significant amount of self-insurance risk for its employee health and workers compensation benefits. The Company maintains stop-loss insurance such that the Company’s liability is subject to certain individual and aggregate limits, as applicable. Each month end the Company records an accrued expense for estimated benefit claims incurred but unpaid or not reported at the end of such period. The Company estimates this accrual based on a number of factors including historical experience, industry trends and recent claims history. These accrual estimates are subject to ongoing revision as conditions might change and as new data may be presented. Adjustments to estimated liabilities are recorded in the accounting period in which the change in estimate occurs. Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

Self-Insurance Reserves:* Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to malpractice liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

*	In accordance with FASB Statement No.5, Accounting for Contingencies and further, pursuant to FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, the Company records liabilities for estimated losses at the gross amount of expected claims and records corresponding receivables related to amounts expected to be received for claims exceeding applicable deductible or stop-loss limits. The Company has reclassified the balance sheet at August 31, 2004 related to these expected claims and receivables, which has resulted in an increase in “Other Receivables” and “Other Liabilities” of approximately $810,000.

Revenue Recognition: Service revenue is generated by the Company’s four business segments (service groups) and recognized in the following four categories:

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

The majority of the fees received by the Company for its services under management contracts are paid directly by its client acute care hospitals. Contract management revenue is based on various criteria such as a fixed fee and/or variable components and may include per diem calculations based on patients per day or for defined periods, the number of admissions or discharges, direct expenses, or any combination of the preceding, depending on the specific contract. Generally, contract fees are paid on a monthly basis.

Some management contracts include a clause, which states that the Company will indemnify the hospital for third-party payor denials, including Medicare. At the time the charges are denied or anticipated to be denied, the Company records an allowance for 100% of the potential amount. The Company believes it has adequately provided for potential adjustments that may result from final settlement of potential denials, which historically have not been material.

Client hospitals receive reimbursement under Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the behavioral health and physical rehabilitation services provided to the patients of the programs managed by the Company. As a result, the availability and amount of such reimbursements, which are subject to change, may impact the decision of acute care hospitals regarding whether to offer behavioral health and physical rehabilitation services pursuant to a management contract with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The behavioral health hospitals provide charity care to patients who are financially unable to pay for the behavioral services they receive. As a result of the Company not pursuing collection of amounts determined to qualify as charity care, they are not reported in net patient service revenue.

Settlements under cost reimbursement agreements with third-party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare, Medicaid and other third-party payor programs often occur in subsequent years because of audits by the programs, rights of appeal, and the application of numerous technical provisions. Settlements are considered in the recognition of net patient service revenue on an estimated basis in the period the related services are rendered, and such amounts are subsequently adjusted in future periods as adjustments become known or as years are no longer subject to such audits, review or investigations.

Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of the Company’s management, adequate provision has been made for adjustments that may result from such reviews.

(3)	Premium and fees revenue, generated by Horizon Health’s EAP-Behavioral Services group, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

Revenues are derived from EAP services and managed behavioral health services. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month fee, or a per-employee / per-month fee, but also includes fee for service payments. For certain capitated managed behavioral health services contracts the Company is ‘at risk’ and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties. At November 30, 2004, overall capitated revenue was sufficient to meet these costs.

(4)	Service revenues, generated by ProCare One Nurses are recognized in the month in which services are rendered, at the estimated net realizable amounts. These revenues are generated through the Company’s specialized temporary nurse staffing services.

Earnings Per Share: Earnings per share has been computed in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that may occur if the Company’s in the money stock options were exercised. Such dilutive potential common shares are calculated using the treasury stock method.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Stock Options: The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Plans”. In accordance with the Plans, as amended, 2,981,843 shares of common stock have been reserved for stock options granted to key employees, directors and consultants. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan.

At November 30, 2004, there remained a total of 119,068 shares available under all the plans for future grants of stock options although more shares could become available if and when previously granted stock options are terminated without exercise.

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

	Three Months Ended November 30,
	2004	2003
Net Income, as reported	$2,982,279	$2,580,951
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	230,140	182,384

Pro forma net income	$2,752,139	$2,398,567

Earnings per share:
Basic-as reported	$.54	$.48

Basic-pro forma	$.50	$.45

Diluted-as reported	$.52	$.46

Diluted-pro forma	$.48	$.42

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

Based upon the Company’s estimates of the sources, nature, and amount of expected future taxable income it determined that it is more likely than not that its deferred tax assets will be realized, resulting in no valuation allowance. At November 30, 2004 and August 31, 2004, the Company had deferred tax liabilities in excess of deferred tax assets of $2,575,806 and $2,215,058, respectively.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the three months ended November 30,

Basic EPS	$2,982,279	5,532,978	$.54	$2,580,951	5,366,132	$.48

Effect of Dilutive Securities Options		169,546			283,461

Diluted EPS	$2,982,279	5,702,524	$.52	$2,580,951	5,649,593	$.46

During the quarters ended November 30, 2004 and 2003, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended November 30, 2004 excluded 195,600 shares subject to options, with exercise prices ranging from $22.70 to $24.99. The computation for the quarter ended November 30, 2003 excluded 10,571 shares subject to options, with exercise prices ranging from $21.00 to $23.75.

4.	ACQUISITIONS

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 189 beds, in the central Virginia region, for approximately $29.7 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of November 30, 2004, tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively. The purchase price of approximately $29.7 million exceeded the fair value of PSH’s net tangible assets by $13,781,227 of which $13,452,227 is recorded as goodwill,

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

which is fully deductible for tax purposes, and indefinite life assets totaling $329,000. The purchase price and goodwill increased $11,277 as a result of additional acquisition costs that were capitalized during the quarter. The cash purchase price of approximately $29.7 million was funded by the Company’s revolving credit facility. The three owned and two leased facilities include:

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

The following unaudited pro forma financial information gives effect to the acquisition of PSH Acquisition Corporation by the Company as if the acquisition occurred on September 1, 2003.

	Three Months Ended November 30,
	2004	2003
Revenue	$52,077,962	$46,450,793

Net Income	$2,982,279	$2,471,582

Net Income per common share:
Basic	$.54	$.46

Diluted	$.52	$.44

Michiana Behavioral Health Center

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana for approximately $6.2 million. The Company operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral programs for children, adolescents, and adults. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Tangible assets acquired and liabilities assumed totaled $6,398,708 and $189,816 respectively. The purchase price and the value of assets acquired increased $10,671 as a result of additional acquisition costs that were capitalized during the quarter. The cash purchase price was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at November 30, 2004 and August 31, 2004:

	November 30, 2004	August 31, 2004
Land	$3,219,011	$3,219,011
Building	23,617,378	23,508,748
Computer Hardware	2,983,874	2,858,717
Computer Software	1,808,686	1,700,597
Furniture and Fixtures	2,789,768	2,274,077
Equipment	2,203,070	2,664,184
Transportation (Vehicles)	50,445	50,445
Leasehold Improvements	358,745	358,745

	37,030,977	36,634,524

Less Accumulated Depreciation	8,394,500	7,833,027

	$28,636,477	$28,801,497

Depreciation expense for the three months ended November 30, 2004 and 2003 totaled $561,473 and $282,762, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

At November 30, 2004, the Company had indefinite life intangible assets, which are not subject to amortization, of $1,124,988. The indefinite life assets were comprised of the recorded value of the Knox Keene license ($795,988), acquired as part of the July 1, 2003 Integrated Insights acquisition, and the trade name ($234,000) and certificate of need ($95,000) acquired as part of the June 1, 2004 acquisition of Poplar Springs Hospital. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the quarter ended November 30, 2004 were $261,315, $56,750 and $8,371, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in the 2005 fiscal year and for each of the four succeeding fiscal years.

Nine months ending August 31, 2005	$951,088
For the year ending August 31, 2006	492,910
For the year ending August 31, 2007	443,937
For the year ending August 31, 2008	409,429
For the years ending August 31, 2009 and thereafter	429,282

$2,726,646

The following table sets forth by business service group of the Company, as described in Note 10 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2004 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets during the three months ended November 30, 2004.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary.

	Behavioral Health Services (1)	Physical Rehabilitation Services	EAP- Behavioral Services	ProCare One Nurses	Consolidated
Goodwill & certain indefinite life intangible asset as of August 31, 2004	$30,611,122	$1,703,665	$42,216,494	$9,988,595	$84,519,876
Goodwill adjusted during the period	(317,723)	—	—	—	(317,723)
Certain indefinite life intangible assets adjusted during the period	329,000	—	—	—	329,000

Goodwill and certain indefinite life intangible asset as of November 30, 2004	$30,622,399	$1,703,665	$42,216,494	$9,988,595	$84,531,153

(1)	Goodwill adjusted during the period relates to reclassifications to other intangibles and purchase price adjustments related to the purchase of Poplar Springs Hospital, which was acquired effective June 1, 2004.

See 10, elsewhere herein, for a description of the Company’s business service groups.

7.	LONG-TERM DEBT

At November 30, 2004 and August 31, 2004, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $38.0 million and $40.0 million, respectively. At November 30, 2004, $44.7 million of the $90 million credit facility was available to the Company after letter of credit obligations. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank Texas as an equal bank participant in the facility. On May 4, 2004, the Company again amended the agreement to extend the term by one year and to increase the amount of the revolving credit facility to $90 million (with an expansion feature under which the amount of the credit facility can be increased to expand to $120 million, subject to the satisfaction of certain conditions) and to add KeyBank National Association as a participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At November 30, 2004 the weighted average interest rate on outstanding indebtedness under the credit facility was 4.56%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility, as amended, matures on May 31, 2006, at which time it converts to a two-year amortizing term loan.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

8.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Nine months ending August 31, 2005	$1,876,710
For the year ending August 31, 2006	1,771,967
For the year ending August 31, 2007	1,066,817
For the year ending August 31, 2008	854,539
For the years ending August 31, 2009 and thereafter	642,106

$6,212,139

Rent expense for the three months ended November 30, 2004 and 2003 totaled $733,657 and $656,860, respectively.

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

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined and accrual reserves and associated expenses recorded, by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains estimates from third party actuarial firms.

Legal Proceedings

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

In connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, the relators served the complaint in the qui tam lawsuit in November 2004. Previously, the U.S. Department of Justice had declined to intervene in the lawsuit. The complaint alleges primarily that patients admitted to two behavioral health programs managed by the Company did not meet admission criteria and therefore were inappropriately admitted. The complaint also names a hospital and a physician who was the medical director of one of the programs as defendants. The Company has not filed an answer and there has been no discovery or other proceedings in the lawsuit. At this time the Company cannot predict the likelihood of any particular outcome or liability in the lawsuit.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

9.	SHAREHOLDER’S EQUITY

Common Stock

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The purpose of the Plan, which became effective January 1, 2000, is to provide employees of the Company and its subsidiaries the opportunity to acquire an ownership interest in the Company through the purchase of Common Stock at a discount to current market prices. The Plan offers eligible employees the ability to purchase Company stock at a 15% discount to below the current market price at designated periods.

Eligible employees are able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued no shares of Common Stock from treasury for the three months ended November 30, 2004 and 13,887 shares of Common Stock from treasury for the fiscal year ended August 31, 2004.

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

As of November 30, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect. The stock repurchase plan, as approved by the Board of Directors, authorized the Company to make purchases of its outstanding common stock from time to time in the open market or through privately negotiated transactions, depending on market conditions and applicable securities regulations. The repurchased shares are added to the treasury shares of the Company and may be used for employee stock plans and or other corporate purposes. The shares were repurchased utilizing available cash and borrowings under the Company’s credit facility. A total of 1,402,344 and 1,298,779 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of November 30, 2004 and August 31, 2004, respectively.

The Company accounts for the treasury stock using the cost method. Gains on sales of treasury stock are credited to additional paid in capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings. For the three months ended November 30, 2004 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $196,535 which has been reclassified from APIC to retained earnings.

10.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting which disaggregates its business by services category in a manner consistent with the Company’s consolidated statements of operations format. The Company’s reportable service groups are Behavioral Health Services, Physical Rehabilitation Services, EAP-Behavioral Services, and ProCare One Nurses. See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following schedule represents revenues and operating results for the periods indicated by operating subsidiary:

	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP- Behavioral Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
Three months ended November 30, 2004
Revenues	$29,332,165	$4,907,705	$13,022,568	$4,792,388	$23,136	$—	$52,077,962
Intercompany Revenues	3,409	—	80,698	5,925	—	(90,032)	—
Cost of Services	20,106,656	3,293,590	11,703,827	4,282,983	—	(90,032)	39,297,024
EBITDA (F)	8,345,841	996,840	875,758	440,269	(4,499,853)	(103)	6,158,752
Total Assets	147,304,463	15,937,766	47,727,737	16,110,659	31,583,178	(110,785,527)	147,878,276

Three months ended November 30, 2003
Revenues	$19,476,987	$4,707,644	$13,079,587	$4,560,748	$221,680	$—	$42,046,646
Intercompany Revenues	—	—	44,950	26,922	—	(71,872)	—
Cost of Services	12,801,956	3,696,080	11,737,063	4,136,816	184,221	(71,872)	32,484,264
EBITDA (F)	6,075,424	784,550	991,371	446,478	(3,373,522)	—	4,924,301
Total Assets	107,607,425	13,408,890	48,938,910	25,623,589	22,188,524	(113,197,668)	104,569,670

(A)	Behavioral Health Services provides behavioral health contract management services to acute care hospitals, and effective with the April 1, 2004 and June 1, 2004 acquisitions of the behavioral healthcare facilities, operates owned behavioral health facilities that also provide programs for children, adolescents, and adults.
(B)	Physical Rehabilitation Services provides physical rehabilitation contract management services to acute care hospitals.
(C)	EAP-Behavioral Services provides employee assistance programs and managed behavioral care.
(D)	ProCare One Nurses provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan.
(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.
(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended November 30, 2004, and 2003, consolidated EBITDA is derived by adding depreciation and amortization of $887,909, and $662,436, respectively, to the Company’s operating income for the same periods of $5,270,843, and $4,261,865, respectively. Consolidated cash flows from operating, investing, and financing activities for the three months ended November 30, 2004 were $1,626,834, ($407,730), and ($1,201,762), respectively, for the three months ended November 30, 2003 were $2,132,875, ($295,990), and ($1,224,480), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

11.	SUBSEQUENT EVENT

The Company announced that on December 30, 2004 it entered into a long-term lease agreement of Laurelwood Hospital, a 160-bed psychiatric hospital located in Willoughby, Ohio, a suburb of Cleveland. The hospital was leased from Lake Hospital System, Inc. Lake Hospital System, Inc. is a non-profit health care provider operating two hospitals and other health care facilities in Lake County, Ohio.

The lease term commenced on January 1, 2005 and has an initial fifteen (15) year term that expires on December 31, 2019. The Company also has an option to extend the lease for an additional fifteen-year term. Rent under the lease during the initial lease term consists of quarterly rental payments of $200,433 payable in advance on the first day of January, April, July and October. In addition, the Company agreed to make a contribution to the Lake Hospital Foundation in the amount of $41,666 on December 31, 2007 and each December 31st thereafter to and including December 31, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Horizon Health Corporation is a diversified health care services provider. The Company is (i) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, (ii) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents, and adults, (iii) a provider of employee assistance programs and behavioral services to employers and managed care organizations, and (iv) a provider of specialized temporary nurse staffing services for acute care hospitals.

At November 30, 2004, Horizon had 108 behavioral health program management contracts and 31 physical rehabilitation program management contracts relating to acute care hospitals located in 36 states and the District of Columbia; 114 CQI+ mental health outcomes measurement contracts; and 1,164 contracts to provide employee assistance programs and managed behavioral health services covering in excess of 3.6 million lives. The Company also operates and owns (i) a behavioral health hospital with 80-licensed beds known as Michiana Behavioral Health Center located in Plymouth, Indiana which it acquired on April 1, 2004 and (ii) Poplar Springs Hospital, that consists of five behavioral health care facilities with a combined total of 189 beds located generally in North Central Virginia, that it acquired on June 1, 2004. During the quarter ended November 30, 2004, Horizon’s specialized temporary nurse staffing service group provided nurses to just under 100 different acute care hospitals primarily located in California and Michigan, placing an average of over 350 nurses a month.

The Company plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and its growing position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client acute care hospitals and the continuum of care it provides. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of behavioral health and physical rehabilitation programs to client acute care hospitals. The Company has indicated that it will focus future growth, both internally and through acquisitions, in the area of its two core clinical competencies, behavioral health services and physical rehabilitation services. The Company is evaluating various alternatives as to its specialty staffing business.

See Note 10 to the Consolidated Financial Statements included elsewhere herein, for additional information concerning the business segments (service groups) of the Company.

See, section entitled “Sarbanes-Oxley and Related Compliance” (within this Management’s Discussion and Analysis) concerning recently enacted changes in securities laws and regulations and their impact on the Company.

Revenues

Contract Management Services (Behavioral Health Services and Physical Rehabilitation Services)

The fees received by the Company for its services under management contracts are paid directly by its client acute care hospitals. Generally, contract fees are paid on a monthly basis. The client acute care hospitals receive reimbursement under the Medicare or Medicaid programs or payments from insurers, self-funded benefit plans or other third-party payors for the behavioral health and physical rehabilitation services provided to patients of the programs managed by the Company. As a result, the availability and amount of such reimbursement, which are subject to change, impacts the decisions of acute care hospitals regarding whether to offer behavioral health and physical rehabilitation services pursuant to management contracts with the Company, as well as whether to continue such contracts (subject to contract termination provisions) and the amount of fees to be paid thereunder.

The primary factors affecting revenues in a period are the number of management contracts with treatment programs in operation in the period and the scope of services covered by each such management contract. The Company provides its management services under contracts with terms generally ranging from three to five years. Each contract is tailored to address the differing needs of each client acute care hospital and its community. The Company and the client hospital determine the programs and services to be offered by the acute care hospital and managed by the Company, which may consist of one or more behavioral health or physical rehabilitation treatment programs offering inpatient, partial hospitalization, and/or outpatient services. Under the contracts, the acute care hospital is the actual provider of the behavioral health or physical rehabilitation services and utilizes its own facilities (including beds for inpatient programs), nursing staff and support services (such as medical ancillaries, billing, dietary and housekeeping) in connection with the operation of its programs with the Company providing clinical, operating and compliance management staff and expertise. As the Company expanded the breadth of treatment programs it offers to acute care hospitals, it increased the number of contracts that included management of multiple treatment programs.

The Company has increased revenues through internal growth, as well as price escalators and higher census levels at existing contract locations. For the Company’s behavioral health services group, additional contracts have resulted from the demand for geropsychiatric services as acute care hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company’s pricing policy of establishing a minimum direct margin threshold for its management contracts.

The Company, through its contract management behavioral health services group, also provides behavioral health outcomes measurement services primarily to acute care hospital-based programs and freestanding behavioral health hospitals. The contracts for outcomes measurement services are generally for one to two years with an automatic renewal provision. The rates for the outcomes measurement services are negotiated based on the range of services provided and the number of patients and are generally paid on a monthly basis.

The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, behavioral health and physical rehabilitation facilities and reimbursement for the services offered by such facilities. These regulations impact the development and operation of behavioral health and physical rehabilitation programs managed by the Company for its client acute care hospitals as well as the Company’s owned behavioral health care facilities. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the behavioral health or physical rehabilitation sectors.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, the Prospective Payment System (“PPS”) for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. However, the base reimbursement rate, for partial hospitalization programs operating under PPS, increased from $240 per day for 2003 to $287 effective January 1, 2004. The rate was decreased slightly to $281 per patient day effective January 1, 2005. Hospitals that are in a designated rural area and have less than 100 acute care beds were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed. The new PPS was to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law stated that the payment system must be budget neutral and be a per diem system. On November 28, 2003, CMS published proposed rules for a psychiatric inpatient PPS. On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS. The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem rate has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service Emergency Departments (“ED’s”). In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and decreases from day 11 until the conclusion of the patient’s stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement in 2005 cost reporting years. The Company believes that the new PPS rules will not have a material adverse effect on its contract management business overall or on its owned free standing behavioral health hospitals in fiscal 2005. However, the Company is still reviewing the effect of the new PPS rules in future years and at this time has not ascertained specifically what the effect will be on a facility-by-facility basis. The Company cannot be definitive about the overall future effect of the new PPS rules, which could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt Distinct Part Units (“DPU’s”) under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to the PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to the PPS.

CMS published final rules in the May 7, 2004 Federal Register to modify the criteria for classification as an inpatient rehabilitation facility. The final rule, known as the “75% Rule”, generally requires that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule has a 4-year phase-in period to allow inpatient rehabilitation facilities time to adjust to the new rule. The first year compliance percentage is 50%; the second year percentage is 60%; the third year percentage is 65% and in the fourth year and thereafter, the compliance percentage is 75%. The final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet the specific qualifying medical condition required under the new rule. The final rule also added a new restrictive category for certain knee or hip joint replacements. The effective date for these final rules was for cost reporting periods beginning on or after July 1, 2004. CMS is prohibited from using the 75% rule to remove the rehab designation from any facility that was considered an inpatient rehab facility on or before June 30, 2004 until after the General Accounting Office completes a study on the impact of the 75% rule. The General Accounting Study is expected to be completed in early 2005. Based on this study, CMS may or may not develop revised criteria for determining whether a facility is classified as an Inpatient Rehabilitation Facility. The study is expected to be released in early 2005. The final rules as adopted, unless suspended or modified as proposed, could have an adverse effect on the rehabilitation programs managed by the Company.

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

Patient Services (Behavioral Health Services)

With the April 1, 2004 acquisition of Michiana Behavioral Health Center and the June 1, 2004 acquisition of Poplar Springs Hospital, the Company now owns and operates multiple behavioral health facilities with 80 licensed beds in Plymouth, Indiana and 189 licensed beds in the central Virginia region. Patient service revenue is reported on the accrual basis in the period in which services are provided at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

The behavioral health facilities provide care without charge to patients who are financially unable to pay for the behavioral services they receive. As a result, the facilities do not pursue collection of amounts determined to qualify as charity care and they are not reported in revenues. Settlements under cost reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.

Employee Assistance Programs and Managed Behavioral Health Care Services (EAP-Behavioral Services)

Through its EAP-Behavioral Services group, the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, insurance companies, commercial HMO and PPO plans, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and managed behavioral health services. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

Revenues for administrative services only contracts relate to the administration of behavioral health benefits and are dependent upon the number of contracts and the services provided. Fees are usually a case rate or a per member per month fee applied to the number of eligible members. The client remains financially liable for direct costs associated with providing the medical services. The client is able to benefit from the Company’s expertise in clinical case management, the behavioral health professionals employed by the Company, the independent health care providers contracted by the Company at favorably discounted rates and the administrative efficiencies provided by the Company.

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

EAP-Behavioral Services has been notified that a significant client will not renew its contract that expires December 31, 2004. The contract had revenues of $4.4 million during fiscal year 2004. Due to cost saving initiatives enacted that have been affected, the Company does not believe the loss of this contract will have a material unfavorable impact on income from continuing operations. In addition, the Company anticipates the assumption of most of the related clinic lease costs by a third party.

Specialized Temporary Nurse Staffing Services (ProCare One Nurses)

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

The Company does not intend to pursue acquisitions or other investments related to its specialty nurse staffing business, which it deems not to be in its core competencies. The Company will continue its efforts to improve ProCare’s operations and profitability. However, the Company will continue to explore strategic alternatives for its specialty nurse staffing business, which could include a sale of the business at a loss.

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

SUMMARY STATISTICAL DATA

	November 30, 2004	August 31, 2004	August 31, 2003	August 31, 2002
Number of Contract Locations (1):
Contract locations in operation	128	132	127	131
Contract locations signed and unopened	11	8	15	11

Total contract locations	139	140	142	142

Services Covered by Contracts in Operation (1):
Inpatient	126	129	126	127
Partial hospitalization	15	17	25	31
Outpatient	23	24	21	21
Home health	2	2	3	3
CQI+	109	105	109	144

Types of Treatment Programs in Operation (1):
Geropsychiatric	85	85	87	106
Adult psychiatric	44	49	48	44
Substance abuse	4	4	4	2
Physical rehabilitation	32	33	32	28
Other mental health	4	4	8	2

EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’S)	3,645	3,566	3,327	2,349

Licensed Beds (2):	269	269	—	—

Nursing Services

For the quarter ended November 30, 2004, the Company’s temporary nurse staffing services group placed, on average, over 350 nurses per month in temporary and travel nurse staffing positions at just under 100 different acute care hospitals.

(1)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.
(2)	Includes only the Company’s owned behavioral health care facilities.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2004 and 2003, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended November 30,
	2004	2003
Revenues	100.0%	100.0%
Cost of Services	75.5	77.3

Gross Profit	24.5	22.7

Selling, general and administrative	11.1	11.6
Provision for (recovery of) doubtful accounts	1.6	(0.6)
Depreciation and amortization	1.7	1.6

Income from operations	10.1	10.1

Interest and other income (expense), net	(0.7)	(0.2)

Income before income taxes	9.4	9.9

Income tax provision	3.7	3.8

Net income	5.7%	6.1%

Three Months Ended November 30, 2004 Compared to the Three Months Ended November 30, 2003

Revenue. Total revenue between the quarters increased $10.0 million or 23.9%. Revenue for Behavioral Health Services increased approximately $9.9 million as a result of the acquisition of two freestanding behavioral health hospitals and their related facilities and an increase in same store sales in the Company’s contract management service group. Physical Rehabilitation Services revenue increased approximately $200,000, primarily due to an increase in the average revenue per location as a result of the commencement of a significant contract. Revenue for ProCare One Nurses increased $200,000 primarily due to an increase in the average revenue per shift. Additionally, revenue for Other Services decreased approximately $199,000 as a result of the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Services

Revenue associated with behavioral health services, consisting of contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health facilities, increased $9.9 million, or 50.6%, between the quarters. This increase was primarily attributable to the acquisitions of Michiana Behavioral Health Center effective April 1, 2004 and Poplar Springs Hospital effective June 1, 2004, which had revenues of $9.1 million during the quarter. Average psychiatric locations in operation was essentially level at 104 for the three months ended November 30, 2004 and 2003; however, same store sales increased 4.1% resulting in a $678,000 increase to revenue. The phase out of the Company’s consulting operations, which contributed $700,000 in revenue in the same quarter last year, was offset by increases at two significant contract locations, which commenced early in fiscal 2004.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services increased $200,000, or 4.2% between the quarters. This increase was primarily attributable to an increase in the average revenue per location of 16.5% from period to period, primarily as a result of the commencement of a significant contract in August 2004 and a retroactive revenue adjustment recorded for another contract location. This increase was partially offset by a decrease in the average number of physical rehabilitation locations in operation from 28.3 for the three months ended November 30, 2003 to 25.3 for the three months ended November 30, 2004.

EAP – Behavioral Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $21,000 or 0.2% between the quarters. There were no significant fluctuations in revenue.

ProCare One Nurses

Revenue associated with nurse staffing services increased $200,000, or 4.6% between the quarters. This increase is primarily attributable to an increase in the average revenue per shift, primarily as a result of an increase in the number of long-term assignments. This increase is partially offset by an overall decrease in the number of shifts worked between the quarters.

Other Services

Revenue associated with other services decreased by $199,000 or 89.6% between the quarters. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Cost of Services. Total costs of services provided between the quarters increased $6.8 million, or 21.0%. This increase is primarily the result of cost of services associated with the acquisitions of Michiana Behavioral Health Center effective April 1, 2004 and Poplar Springs Hospital effective June 1, 2004 as well as increases in the number of long term assignments associated with the Company’s nurse staffing business. These increases were partially offset by decreases due to a decline in the number of Physical Rehabilitation Services contract locations in operation and the phase out of the PsychScope IV projects.

Behavioral Health Services

Cost of services provided associated with behavioral health services, consisting of the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health facilities, increased $7.3 million, or 57.1% between the quarters. This increase is primarily attributable to the cost of operations of Michiana Behavioral Health Center, acquired April 1, 2004, and Poplar Springs Hospital, acquired June 1, 2004, which were $7.1 million during the quarter. As a percent of revenue, gross profits decreased from 34.3% for the period ended November 30, 2003 to 31.5% for the period ended November 30, 2004.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $400,000, or 10.9%, between the quarters. This decrease is primarily due to a decrease in operating expenses as a result of the decrease in the average number of locations in operation, from 28.3 for the three months ended November 30, 2003 to 25.3 for the three months ended November 30, 2004. As a percent of revenue, gross profit increased to 32.9% for the three months ended November 30, 2004 from 21.5% for the three months ended November 30, 2003.

EAP-Behavioral Services

Cost of services provided associated with employee assistance programs and managed behavioral services was essentially level, on a net basis, at $11.7 million for the three months ended November 30, 2004 and 2003. When comparing the two periods there was a decrease of approximately $606,000 in salaries and benefits due to a 15.0% decrease in full-time equivalents as a result of the cost saving initiatives related to the upcoming termination of a significant contract as previously mentioned. This decrease was offset by an increase of approximately $674,000 in medical claims expense due to an increase in existing client utilization and costs per unit of service. As a percent of revenue, gross profits increased to 10.7% for the three months ended November 30, 2004 from 10.6% for the three months ended November 30, 2003.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services increased by $146,000, or 3.5%, between the quarters. This increase is primarily attributable to an increase in per diem travel expenses resulting from the rise in the number of long-term assignments. As a percent of revenue, gross profits increased to 10.7% for the quarter ended November 30, 2004 from 9.8% for quarter ended November 30, 2003.

Other

Cost of services provided associated with other services decreased by $184,000 or 100.0% between the quarters. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Selling, General and Administrative. Selling, general, and administrative expenses, on a net basis, increased $854,000, or 17.4%, between the quarters. This increase is primarily attributable to the salary and benefit expenses associated with the expansion of several support center departments including the additions of a dedicated acquisitions and development department and in-house legal counsel.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $864,000 for the fiscal quarter ended November 30, 2004, as compared to a net recovery of $267,000 for the fiscal quarter ended November 30, 2003. The net expense for the three months ended November 30, 2004 is primarily the result of bad debt of $537,000 associated with the acquisition of Michiana Behavioral Hospital effective April 1, 2004 and Poplar Springs Hospital effective June 1, 2004. Also included in this expense are bad debt reserves recorded in the amount of $502,000 for two terminated contract locations and two contract locations still in operation in which collectability is uncertain. These expenses were partially offset by bad debt recoveries of $177,000. The net recovery for the three months ended November 30, 2003 was primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables in the amount of $323,000 for one contract location still in operation and $139,000 related to two contracts previously terminated. These recoveries were partially offset by bad debt reserves recorded for contract locations and physician receivables in which collectability was uncertain.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $225,000 or 34.0% between the quarters. An increase in depreciation expense of $281,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. This increase was partially offset by a decrease in contract amortization expense of approximately $45,000 associated with intangible assets that became fully amortized during the first quarter of the current fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended November 30, 2004 resulted in a net expense of $382,000 as compared to a net expense of $79,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of approximately $287,000 related to the increase in the weighted average principal balance outstanding under the credit facility between the periods. The weighted average outstanding credit facility balance for the three months ending November 30, 2004 was $38.9 million with an ending balance of $38.0 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $12.2 million with an ending balance of $12.5 million.

Income Tax Expense. Income tax expense for the three months ended November 30, 2004 was $1.9 million representing an increase of $300,000, or 19.0%, as compared to income tax expense of $1.6 million for the three months ended November 30, 2003. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three-month period ended 2004 and 2003 were 39.0% and 38.3%, respectively.

Newly Issued Accounting Standards

See in Note 1, “Organization”, the caption “Basis of Presentation and New Accounting Standards” in the notes to the consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

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

Liquidity and Capital Resources

The Company believes that its future cash flows from operations, along with cash of $1.9 million at November 30, 2004, and its credit facility of $90 million with an accordion feature allowing additional increases to $120 million, subject to satisfaction of certain conditions, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $1.6 million for the three months ended November 30, 2004, and $12.4 million for the fiscal year ended August 31, 2004. At November 30, 2004, $44.7 million of the $90 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements.

Cash outlays for property and equipment purchases in the normal course of business totaled approximately $386,000 for the three months ended November 30, 2004. The Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $1.0 million.

The Company did not repurchase any shares of its common stock during the three months ended November 30, 2004. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2006. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of November 30, 2004, the company had repurchased 704,908 shares in total of the 800,000 share authorization, which remains in effect.

Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement. See Note 7, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

Effective May 4, 2004 the Company amended the credit agreement. The amendment increased the facility size from $60 million to $90 million (including an accordion expansion feature up to $120 million). See Note 7, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein.

Critical Accounting Policies and Estimates

See the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” presented in the Company’s August 31, 2004 Form 10-K, as well as “Significant Accounting Policies and Estimates” described in Note 2 to the consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At November 30, 2004, the Company had approximately $38.0 million of debt obligations outstanding with a weighted average interest rate of 4.56%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2004, would change interest expense by approximately $173,000 annually. This would be funded out of cash flows from operations, which were approximately $11.9 million for the twelve most recent months ended November 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of November 30, 2004, and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that has materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit pending against a subsidiary of the Company in the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

In connection with the investigation and unsealed qui tam suit pending in the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 the relators served the complaint in the qui tam lawsuit in November 2004. Previously, the U.S. Department of Justice had declined to intervene in the lawsuit. The complaint alleges primarily that patients admitted to two behavioral health programs managed by the Company did not meet admission criteria and therefore were inappropriately admitted. The complaint also names a hospital and a physician who was the medical director of one of the programs as defendants. The Company has not filed an answer and there has been no discovery or other proceeding in the lawsuit. At this time the Company cannot predict the likelihood of any particular outcome or liability in the lawsuit.

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

Date: January 10, 2005

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.