Form 10-Q
period 2005-02-28
HORIZON HEALTH CORP /DE/
filed 2005-04-11
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005

or

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

Yes   ☒    No   ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 31, 2005, was 7,372,299.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2005	August 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$2,691,219	$1,907,708
Accounts receivable less allowance for doubtful accounts of $3,566,933 at February 28, 2005 and $2,412,152 at August 31, 2004	26,627,634	22,058,989
Prepaid expenses and supplies	1,491,849	573,230
Other receivables	1,184,911	964,969
Other assets	766,477	806,019
Income taxes receivable	212,614	51,886
Deferred taxes	2,435,238	2,426,199

TOTAL CURRENT ASSETS	35,409,942	28,789,000

Property and equipment, net	28,476,480	28,801,497
Goodwill	83,412,962	83,723,888
Other indefinite life intangibles	1,124,988	795,988
Contracts, net of accumulated amortization of $6,624,160 at February 28, 2005, and $6,184,217 at August 31, 2004	1,965,584	2,405,526
Other intangibles, net of accumulated amortization of $588,702 at February 28, 2005, and $458,460 at August 31, 2004	188,312	318,554
Other non-current assets	185,157	430,434

TOTAL ASSETS	$150,763,425	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	February 28, 2005	August 31, 2004
CURRENT LIABILITIES:
Accounts payable	$3,422,510	$2,772,608
Employee compensation and benefits	8,768,430	9,244,235
Medical claims payable	2,742,108	2,461,535
Accrued expenses and unearned revenue	9,933,796	8,750,459

TOTAL CURRENT LIABILITIES	24,866,844	23,228,837
Other noncurrent liabilities	2,179,326	1,570,386
Long-term debt	34,500,000	40,000,000
Deferred income taxes	5,317,025	4,641,257

TOTAL LIABILITIES	66,863,195	69,440,480

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 7,267,750 shares issued and 5,639,399 shares outstanding at February 28, 2005 and 7,267,750 shares issued and 5,471,739 shares outstanding at August 31, 2004	72,678	72,678
Additional paid-in capital	23,907,015	23,083,887
Retained earnings	75,865,267	69,919,007
Treasury stock, at cost, 1,628,351 shares at February 28, 2005 and 1,796,011 shares at August 31, 2004	(15,944,730)	(17,251,165)

	83,900,230	75,824,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,763,425	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended February
	2005	2004
Revenue	$54,432,543	$42,138,796
Cost of services (exclusive of depreciation shown separately below)	41,918,819	32,455,627

Gross profit	12,513,724	9,683,169
Selling, general and administrative	5,514,933	4,329,842
Provision for doubtful accounts	553,133	151,307
Depreciation and amortization	796,900	645,353

Operating income	5,648,758	4,556,667

Other income (expense):
Interest expense	(596,669)	(236,189)
Interest income and other	(5,857)	5,917

Income before income taxes	5,046,232	4,326,395
Income tax provision	1,968,024	1,657,009

Net income	$3,078,208	$2,669,386

Earnings per common share:
Basic	$.55	$.49

Diluted	$.53	$.47

Weighted average shares outstanding:
Basic	5,606,394	5,401,225

Diluted	5,826,493	5,674,117

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Six Months Ended February
	2005	2004
Revenue	$106,510,505	$84,185,442
Cost of services (exclusive of depreciation shown separately below)	81,215,843	64,939,890

Gross profit	25,294,662	19,245,552
Selling, general and administrative	11,089,536	9,078,837
Provision for (recovery of) doubtful accounts	1,417,054	(115,203)
Depreciation and amortization	1,684,809	1,307,789

Operating income	11,103,263	8,974,129

Other income (expense):
Interest expense	(1,168,224)	(492,806)
Interest income and other	179	28,139

Income before income taxes	9,935,218	8,509,462
Income tax provision	3,874,731	3,259,125

Net income	$6,060,487	$5,250,337

Earnings per common share:
Basic	$1.09	$.98

Diluted	$1.05	$.93

Weighted average shares outstanding:
Basic	5,569,686	5,383,679

Diluted	5,764,508	5,661,855

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended February
	2005	2004
Operating Activities:
Net income	$6,060,487	$5,250,337
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	1,417,054	(115,203)
Depreciation and amortization	1,684,809	1,307,789
Deferred income taxes	666,729	555,402
Net loss on disposal of property and equipment	8,377	—
Tax benefit associated with stock options exercised	823,128	1,038,334
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,985,699)	(1,459,534)
(Increase) decrease in income taxes receivable	(160,728)	377,289
(Increase) decrease in other receivables	(219,942)	285,701
(Increase) in prepaid expenses and supplies	(918,617)	(689,761)
Decrease in other assets	284,817	243,638
Increase in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	1,638,006	78,203
Increase (decrease) in income taxes payable	—	(13,000)
Increase in other non-current liabilities	608,940	139,718

Net cash provided by operating activities	5,907,361	6,998,913

Investing activities:
Purchase of property and equipment	(793,643)	(941,636)
Proceeds from sale of fixed assets	6,875	—
Purchase price adjustment for Michiana Behavioral Health Center	(11,216)	—
Purchase price adjustment for Poplar Springs Hospital	(18,074)	—
Purchase price adjustment for Integrated Insights	—	(27,290)

Net cash used in investing activities	(816,058)	(968,926)

Financing Activities:
Payments on long term debt	(46,400,000)	(34,600,000)
Proceeds from long term borrowings	40,900,000	30,100,000
Purchase of treasury stock	(454,872)	(1,177,276)
Cash provided from issuance of treasury stock	1,647,080	1,018,882
Surrenders of treasury stock	—	(866,547)

Net cash used in financing activities	(4,307,792)	(5,524,941)

Net increase in cash and cash equivalents	783,511	505,046
Cash and cash equivalents at beginning of period	1,907,708	1,972,646

Cash and cash equivalents at end of period	$2,691,219	$2,477,692

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company owns/leases and operates three behavioral health care hospitals and related facilities, which provide behavioral health care programs for children, adolescents, and adults. The Company also offers employee assistance programs (“EAP”) and managed behavioral health services under contracts to employers and managed care organizations. In addition, the Company provides specialized temporary nurse staffing services to acute care hospitals. The Company currently has offices in the Orlando, Florida; Denver, Colorado; Philadelphia, Pennsylvania; Nashville, Tennessee; San Diego, California; Los Angeles, California; and Detroit, Michigan metropolitan areas, and behavioral health care facilities in Plymouth, Indiana; Petersburg, Virginia; and Willoughby, Ohio. The Company’s National Support Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheet at February 28, 2005, the consolidated statements of operations for the three and six months ended February 28, 2005 and February 29, 2004, and the consolidated statements of cash flows for the six months ended February 28, 2005 and February 29, 2004 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2004. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of February 28, 2005, and the results of operations for the three and six months ended February 28, 2005 and February 29, 2004.

Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

In December 2004, FASB issued revised Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment. This statement amends SFAS 123, Accounting for Stock-Based Compensation. The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees, that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and encourages early adoption. This statement will be effective for the Company for its fiscal year ending August 31, 2006.

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

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. There have been no significant changes in assumptions, estimates and judgements in the preparation of these quarterly financial statements from the assumptions, estimates and judgements used in the preparation of the Company’s latest audited financial statements presented in the Company’s August 31, 2004 Annual Report on Form 10-K. See the captioned “Significant Accounting Policies and Estimates” described in Note 2 to the consolidated financial statements presented in the Company’s August 31, 2004 Annual Report on Form 10-K incorporated herein by reference, for information concerning those accounting policies and estimates considered significant by the Company.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation.

In accordance with FASB Statement No.5, Accounting for Contingencies and further, pursuant to FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, the Company records liabilities for estimated losses at the gross amount of expected claims and records corresponding receivables related to amounts expected to be received for claims exceeding applicable deductible or stop-loss limits. The Company has reclassified the balance sheet at August 31, 2004 related to these expected claims and receivables, which has resulted in an increase in “Other Receivables” and “Accrued Expenses and Unearned Revenue” of approximately $810,000.

Additionally, in February 2005, a reclass was made from “selling, general and administrative expense” to “interest expense” for costs related to the Company’s existing credit facility. The costs included the amortization of capitalized costs, unused commitment fees, and the annual administrative fee. For comparative purposes, prior year balances were also reclassed.

3.	STOCK OPTIONS AND OTHER STOCK AWARDS

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), pursuant to a proposal that was submitted to the stockholders for approval at the Company’s 2005 Annual Meeting of Stockholders, as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 300,000.

As of February 28, 2005, 7,500 shares have been reserved for stock options awarded under the Plan. In addition, the CEO and other executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses are based on the attainment of the corporate performance target for fiscal year 2005 and vest ratably over four years. If attained, these bonuses will be paid 50% in common stock and 50% in cash equally over fiscal year 2005 through fiscal year 2008. The number of shares related to these awards cannot be determined until the conclusion of fiscal year 2005.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. In accordance with the “prior plans”, as amended, 2,981,843 shares of common stock had been reserved of which only 95,642 remained unissued for stock options previously granted and outstanding to key employees, directors and consultants. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “prior plans” were terminated except with respect to stock options previously granted and outstanding under the “prior plans” and no further stock options may be granted under those plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

	Three Months Ended February		Six Months Ended February
	2005	2004	2005	2004
Net Income, as reported	$3,078,208	$2,669,386	$6,060,487	$5,250,337
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	293,449	193,027	523,589	375,411

Pro forma net income	$2,784,759	$2,476,359	$5,536,898	$4,874,926

Earnings per share:
Basic-as reported	$.55	$.49	$1.09	$.98

Basic-pro forma	$.50	$.46	$.99	$.91

Diluted-as reported	$.53	$.47	$1.05	$.93

Diluted-pro forma	$.48	$.44	$.96	$.86

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2005			2004
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the three months ended February
Basic EPS	$3,078,208	5,606,394	$.55	$2,669,386	5,401,225	$.49

Effect of Dilutive Securities Options		220,099			272,892

Diluted EPS	$3,078,208	5,826,493	$.53	$2,669,386	5,674,117	$.47

	2005			2004
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the six months ended February
Basic EPS	$6,060,487	5,569,686	$1.09	$5,250,337	5,383,679	$.98

Effect of Dilutive Securities Options		194,822			278,176

Diluted EPS	$6,060,487	5,764,508	$1.05	$5,250,337	5,661,855	$.93

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

During fiscal years 2005 and 2004, certain options to acquire common stock were not included in certain computations of diluted EPS because the option exercise price was greater than the average market price of the common shares for the quarter. The computation for the quarter ended February 28, 2005 excluded 13,867 shares subject to options, with an exercise price of $29.80. The computation for the quarter ended February 29, 2004 excluded 5,159 shares subject to options, with exercise prices ranging from $23.30 to $23.75. The computation for the six months ended February 28, 2005 excluded an average of 110,984 shares subject to options, with exercise prices ranging from $22.05 to $29.80. The computation for the six months ended February 29, 2004 excluded an average of 6,322 shares subject to options, with exercise prices ranging from $23.30 to $23.75.

5.	ACQUISITIONS AND ENTRY INTO A LONG TERM OPERATING LEASE AGREEMENT

Laurelwood Hospital

On December 30, 2004, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed psychiatric hospital located in Willoughby, Ohio, a suburb of Cleveland. The hospital was leased from Lake Hospital System, Inc. Lake Hospital System, Inc. is a non-profit health care provider operating two hospitals and other health care facilities in Lake County, Ohio. The lease term commenced on January 1, 2005 and has an initial fifteen (15) year term that expires on December 31, 2019. The Company also has an option to extend the lease for an additional fifteen-year term. Rent under the lease during the initial lease term consists of quarterly rental payments of $200,433 payable in advance on the first day of January, April, July and October. In addition, the Company agreed to make a contribution to the Lake Hospital Foundation in the amount of $41,666 on December 31, 2007 and each December 31st thereafter to and including December 31, 2012.

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 187 beds, in the central Virginia region, for approximately $29.7 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of February 28, 2005, tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively. The purchase price of approximately $29.7 million exceeded the fair value of PSH’s net tangible assets by $13,788,024 of which $13,459,024 is recorded as goodwill, and $329,000 is recorded as the value of certain indefinite life assets. The purchase price and goodwill increased $18,074 as a result of additional acquisition costs that were capitalized during the six months ended February 28, 2005. The cash purchase price of approximately $29.7 million was funded under the Company’s revolving credit facility. The three owned and two leased facilities include:

•	Poplar Springs Hospital - a 132 bed acute adult and adolescent facility that also offers residential treatment services;

•	Poplar West – a 36-bed Youth Development Center that offers residential treatment care and a 60-student special educational program;

•	Poplar Place of Sutherland – an 8-bed adolescent boys group home;

•	Poplar Transitions of Shenandoah Valley – a 11-bed female adolescent residential care facility (leased); and

•	Recovery Center of Richmond – an intensive adolescent and adult outpatient service center (leased).

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following unaudited pro forma financial information gives effect to the acquisition of PSH Acquisition Corporation by the Company as if the acquisition occurred on September 1, 2003.

	Three Months Ended February, 2004	Six Months Ended February, 2004
Revenue	$47,189,493	$93,640,286

Net Income	$2,905,089	$5,419,067

Net Income per common share:
Basic	$.53	$1.01

Diluted	$.51	$.96

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

At February 28, 2005, the Company had indefinite life intangible assets, which are not subject to amortization, of $1,124,988. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the quarter ended February 28, 2005 was $178,628, $56,750 and $8,380, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in the 2005 fiscal year and for each of the four succeeding fiscal years.

Six months ending August 31, 2005	$378,338
For the year ending August 31, 2006	492,910
For the year ending August 31, 2007	443,937
For the year ending August 31, 2008	409,429
For the years ending August 31, 2009 and thereafter	429,282

$2,153,896

The following table sets forth by business service group of the Company, as described in Note 11 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2004 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets during the six months ended February 28, 2005.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company conducts annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2004 impairment testing, no impairment adjustments were deemed necessary.

	Behavioral Health Services (1)	Physical Rehabilitation Services	EAP-Services	ProCare One Nurses	Consolidated
Goodwill & certain indefinite life intangible asset as of August 31, 2004	$30,611,122	$1,703,665	$42,216,494	$9,988,595	$84,519,876
Goodwill adjusted during the period	(310,926)	—	—	—	(310,926)
Certain indefinite life intangible
assets adjusted during the period	329,000	—	—	—	329,000

Goodwill and certain indefinite life intangible asset as of February 28, 2005	$30,629,196	$1,703,665	$42,216,494	$9,988,595	$84,537,950

(1)

Goodwill adjusted during the six-month period relates to reclassifications to other intangibles and purchase price adjustments related to the purchase of Poplar Springs Hospital, which was acquired effective June 1, 2004.

See Note 11, elsewhere herein, for a description of the Company’s business service groups.

7.	LONG-TERM DEBT

At February 28, 2005 and August 31, 2004, the Company had long-term debt comprised of a revolving credit facility with outstanding balances of $34.5 million and $40.0 million, respectively. At February 28, 2005, $45.5 million of the $90 million credit facility was available to the Company after letter of credit obligations. On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility and added Wells Fargo Bank Texas as an equal bank participant in the facility. On May 4, 2004, the Company again amended the agreement to extend the term by one year and to increase the amount of the revolving credit facility to $90 million (with an expansion feature under which the amount of the credit facility can be increased to $120 million, subject to the satisfaction of certain conditions) and to add KeyBank National Association as a participant in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. At February 28, 2005 the weighted average interest rate on outstanding indebtedness under the credit facility was 4.66%. The Eurodollar Margin varies depending on the debt coverage ratio of the Company. The revolving credit facility, as amended, matures on May 31, 2006, at which time it converts to a two-year amortizing term loan.

As of October 4, 2002, April 4, 2003, and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend, from August 29, 2003 through May 31, 2006, up to $7.5 million for the repurchase of shares, of which $1.6 million has been expended.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Six months ending August 31, 2005	$1,723,524
For the year ending August 31, 2006	2,824,042
For the year ending August 31, 2007	2,060,155
For the year ending August 31, 2008	1,820,577
For the years ending August 31, 2009 and thereafter	10,424,095

$18,852,393

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payments by $11.8 million.

The above minimum rental payments do not take into account $388,366 of expected receipts for four sublet clinic locations in Florida resulting from the reorganization and centralization of the Company’s EAP-Services group.

Rent expense for the six months ended February 28, 2005 and February 29, 2004 totaled $1,693,108 and $1,316,800, respectively.

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

Legal Proceedings

During the quarter, in connection with the civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, the court granted the Plaintiffs the right to conduct limited additional discovery regarding similar psychiatric units at other Columbia/HCA hospitals. The complaint alleges that the alleged improper actions also occurred at other Columbia/HCA hospitals.

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

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

Common Stock

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The Plan offers eligible employees the ability to purchase Company stock at a 15% discount to the current market price at designated periods. Eligible employees are able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 9,352 and 13,887 shares of Common Stock from treasury for the six months ended February 28, 2005 and for the fiscal year ended August 31, 2004, respectively.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired.

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 28, 2005, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect. A total of 1,481,496 and 1,298,779 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of February 28, 2005 and August 31, 2004, respectively.

For the six months ended February 28, 2005 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $114,226 which has been charged to retained earnings.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting which disaggregates its business by services category in a manner consistent with the Company’s consolidated statements of operations format. The Company’s reportable service groups are Behavioral Health Services, Physical Rehabilitation Services, EAP-Services, and ProCare One Nurses. See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

The following schedule represents revenues and operating results for the periods indicated by service groups:

Three months ended February 28, 2005	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP- Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
Revenues	$32,704,677	$4,404,849	$12,535,217	$4,720,002	$67,798	$—	$54,432,543
Intercompany revenues	8,093	—	93,954	7,094	—	(109,141)	—
Cost of services	23,784,955	3,277,626	10,721,448	4,343,931	(100,000)	(109,141)	41,918,819
EBITDA (F)	7,606,687	859,821	1,292,859	320,599	(3,634,308)	—	6,445,658
Total assets	149,537,654	16,383,408	47,465,404	16,231,731	30,870,757	(109,725,529)	150,763,425

February 29, 2004
Revenues	$19,501,415	$5,077,683	$12,904,214	$4,561,672	$93,812	—	$42,138,796
Intercompany revenues	—	—	55,416	94,087	—	$(149,503)	—
Cost of services	13,042,175	3,683,400	11,432,571	4,369,978	77,006	(149,503)	32,455,627
EBITDA (F)	5,994,003	1,159,691	1,154,675	224,950	(3,331,299)	—	5,202,020
Total assets	$107,075,429	$14,167,707	$48,790,519	$15,207,755	$35,109,814	$(116,393,811)	$103,957,413

Six months ended February 28, 2005	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP- Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
Revenues	$62,036,843	$9,312,555	$25,557,784	$9,512,389	$90,934	$—	$106,510,505
Intercompany revenues	11,502	—	174,652	13,019	—	(199,173)	—
Cost of services	43,891,611	6,571,215	22,425,274	8,626,916	(100,000)	(199,173)	81,215,843
EBITDA (F)	15,952,529	1,856,662	2,168,617	760,865	(7,950,498)	(103)	12,788,072
Total assets	149,537,654	16,383,408	47,465,404	16,231,731	30,870,757	(109,725,529)	150,763,425

February 29, 2004
Revenues	$38,978,402	$9,785,327	$25,983,801	$9,122,420	$315,492	—	$84,185,442
Intercompany revenues	—	—	100,366	121,009	—	$(221,375)	—
Cost of services	25,844,134	7,379,480	23,134,390	8,542,034	261,227	(221,375)	64,939,890
EBITDA (F)	12,069,426	1,944,242	2,146,048	671,426	(6,549,224)	—	10,281,918
Total assets	$107,075,429	$14,167,707	$48,790,519	$15,207,755	$35,109,814	$(116,393,811)	$103,957,413

(A)

Behavioral Health Services provides behavioral health contract management services to acute care hospitals, and effective with the April 1, 2004 and June 1, 2004 acquisitions of the behavioral healthcare facilities and the January 1, 2005 lease of Laurelwood Hospital, operates owned/leased behavioral health facilities that also provide programs for children, adolescents, and adults.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(B)	Physical Rehabilitation Services provides physical rehabilitation contract management services to acute care hospitals.

(C)	EAP-Services provides employee assistance programs and managed behavioral health care.

(D)	ProCare One Nurses provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan.

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

(F)

EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended February 28, 2005 and February 29, 2004, consolidated EBITDA is derived by adding depreciation and amortization of $796,900 and $645,353 respectively, to the Company’s operating income for the same periods of $5,648,758 and $4,556,667, respectively. For the six months ended February 28, 2005 and February 29, 2004, consolidated EBITDA is derived by adding depreciation and amortization of and $1,684,809 and $1,307,789, respectively, to the Company’s operating income for the same periods of $11,103,263 and $8,974,129, respectively. Consolidated cash flows from operating, investing, and financing activities for the period ended February 28, 2005 were $5,907,361, $(816,058), and $(4,307,792), respectively and for the period ended February 29, 2004 were $6,998,913, $(968,926), and $(5,524,941), respectively and are represented on the Statements of Cash Flows elsewhere herein.

11.	REORGANIZATION PROGRAM

In the second quarter of 2005, the Company announced that it was commencing a reorganization of its EAP Services Group. The reorganization will involve the centralization of most of the business functions of the service group in Lewisville, Texas, where the national support center of the Company is located. The reorganization will also involve focusing on employee assistance programs and terminating the managed behavioral health care at-risk contracts of the services group. The Company expects the reorganization to be completed by August 31, 2005. The reorganization will involve personnel changes as well as office location changes.

The Company anticipates incurring some one-time expenses associated with certain real estate lease obligations at some affected locations. The Company anticipates subleasing most of these locations; however, the amount of the subleases cannot currently be determined. As of August 31, 2005, the remaining obligation under all the leases that might be affected is approximately $2.2 million, prior to potential subleases.

The company does not anticipate any material severance or related benefit costs associated with the reorganization.

12.	SUBSEQUENT EVENT

Effective March 16, 2005, the Company closed on a follow-on public offering of 1,725,000 shares of its common stock at a price of $36.25 per share. The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.3 million. The Company will utilize approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

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

At February 28, 2005, Horizon had 108 behavioral health program management contracts and 33 physical rehabilitation program management contracts relating to acute care hospitals located in 36 states and the District of Columbia; 115 CQI+ mental health outcomes measurement contracts; and 1,158 contracts to provide employee assistance programs and managed behavioral health services covering in excess of 3.8 million lives. The Company also operates and (i) owns a behavioral health hospital with 80-licensed beds known as Michiana Behavioral Health Center located in Plymouth, Indiana which it acquired on April 1, 2004; (ii) owns/leases Poplar Springs Hospital, that consists of five behavioral health care facilities with a combined total of 187 beds located generally in North Central Virginia, which it acquired on June 1, 2004; and (iii) has a long-term operating lease agreement that commenced on January 1, 2005 associated with Laurelwood Hospital, a 160 bed behavioral health hospital located in Willoughby, Ohio. During the quarter ended February 28, 2005, Horizon’s specialized temporary nurse staffing service group provided nurses to 85 different acute care hospitals primarily located in California and Michigan, placing an average of 335 nurses a month.

The Company plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and its position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client acute care hospitals and the continuum of care it provides. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of behavioral health and physical rehabilitation programs to client acute care hospitals. The Company has indicated that it will focus future growth, both internally and through acquisitions, in the area of its two core clinical competencies, behavioral health services and physical rehabilitation services. The Company is evaluating various alternatives as to its specialty nurse staffing business.

See Note 11 to the Consolidated Financial Statements included elsewhere herein, for additional information concerning the business segments (service groups) of the Company.

Recent Developments

On December 30, 2004, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed psychiatric hospital located in Willoughby, Ohio, a suburb of Cleveland. The hospital was leased from Lake Hospital System, Inc.. The lease term commenced on January 1, 2005 and has an initial fifteen (15) year term that expires on December 31, 2019. The Company also has an option to extend the lease for an additional fifteen-year term. Rent under the lease during the initial lease term consists of quarterly rental payments of $200,433 payable in advance on the first day of January, April, July and October. In addition, the Company agreed to make a contribution to the Lake Hospital Foundation in the amount of $41,666 on December 31, 2007 and each December 31st thereafter to and including December 31, 2012.

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan pursuant to a proposal that was submitted to the stockholders for approval at the Company’s 2005 Annual Meeting of Stockholders.

In a press release dated February 23, 2005, the Company announced that it was commencing a reorganization of its EAP- Services group. The EAP-Services Group provides employee assistance programs to employers, behavioral health administrative services for employer benefit plans and third party payor plans, and managed behavioral health care at-risk services to managed care companies and employer plans. The reorganization will involve the centralization of most of the business functions of the service group in Lewisville, Texas, where the National Support Center of the Company is located. The reorganization will also involve focusing on employee assistance programs and terminating the managed behavioral health care at-risk contracts of the service group. These at-risk contracts had annual revenue of approximately $23.0 million with little or no margin associated with them. The Company has previously disclosed that it does not consider the managed behavioral health care business as part of its core competency. The termination of the managed care contracts is consistent with the Company’s renewed focus on its core competencies. The Company expects the reorganization to be completed by August 31, 2005. The reorganization will involve personnel changes as well as office location changes. It will also involve a reduction in the total number of employees in the service group.

Effective March 16, 2005, subsequent to quarter end, the Company closed on a follow-on public offering of 1,725,000 shares of its common stock at a price of $36.25 per share. The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.3 million. The Company will utilize approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

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

The Company’s business is affected by federal, state and local laws and regulations concerning, among other matters, behavioral health and physical rehabilitation facilities and reimbursement for the services offered by such facilities. These regulations impact the development and operation of behavioral health and physical rehabilitation programs managed by the Company for its client acute care hospitals as well as the Company’s owned/operated behavioral health care facilities. Licensing, certification, reimbursement and other applicable state and local government regulations vary by jurisdiction and are subject to periodic revision. The Company is not able to predict the content or impact of future changes in laws or regulations affecting the behavioral health or physical rehabilitation sectors.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, the Prospective Payment System (“PPS”) for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, decreased from $287 per patient day for 2004 to $281 per patient day effective January 1, 2005. Hospitals that are in a designated rural area and have less than 100 acute care beds were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed. The new PPS was to include an adequate patient classification system that reflects the differences in patient resource use and costs, i.e. acuity. In addition, the law stated that the payment system must be budget neutral and be a per diem system. On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS. The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem rate has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service Emergency Departments (“ED’s”). In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and decreases from day 11 until the conclusion of the patient’s stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement for cost reporting years beginning in calendar year 2005. The Company believes that the new PPS rules will not have a material adverse effect on its contract management business overall or on its owned free standing behavioral health hospitals in fiscal 2005. However, the Company is still reviewing the effect of the new PPS rules in future years and at this time has not ascertained specifically what the effect will be on a facility-by-facility basis. The Company cannot be definitive about the overall future effect of the new PPS rules, which could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt Distinct Part Units (“DPU’s”) under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to the PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to the PPS.

CMS published final rules in the May 7, 2004 Federal Register to modify the criteria for classification as an inpatient rehabilitation facility. The final rule, known as the “75% Rule”, generally requires that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule has a 4-year phase-in period to allow inpatient rehabilitation facilities time to adjust to the new rule. The first year compliance percentage is 50%; the second year percentage is 60%; the third year percentage is 65% and in the fourth year and thereafter, the compliance percentage is 75%. The final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet the specific qualifying medical condition required under the new rule. The final rule also added a new restrictive category for certain knee or hip joint replacements. The effective date for these final rules was for cost reporting periods beginning on or after July 1, 2004. CMS is prohibited from using the 75% rule to remove the rehab designation from any facility that was considered an inpatient rehab facility on or before June 30, 2004 until after the General Accounting Office completes a study on the impact of the 75% rule. The General Accounting Study is expected to be completed in early to mid 2005. Based on this study, CMS may or may not develop revised criteria for determining whether a facility is classified as an Inpatient Rehabilitation Facility. The final rules as adopted, unless suspended or modified as proposed, could have an adverse effect on the rehabilitation programs managed by the Company.

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

Patient Services (Behavioral Health Services)

With the April 1, 2004 acquisition of Michiana Behavioral Health Center; the June 1, 2004 acquisition of Poplar Springs Hospital; and the commencement of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005, the Company now owns and operates multiple behavioral health facilities with 80 licensed beds in Plymouth, Indiana; 187 licensed beds in the central Virginia region; and 160 beds in Willoughby, Ohio. Patient service revenue is reported on the accrual basis in the period in which services are provided at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

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

Employee Assistance Programs and Managed Behavioral Health Care Services (EAP-Services)

Through its EAP-Services group, the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and managed behavioral health services. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

A significant client of EAP-Behavioral Services did not renew its contract that expired on December 31, 2004. The contract had revenues of $4.4 million during fiscal year 2004. Due to cost saving initiatives enacted that have been affected, the Company does not believe the loss of this contract will have a material unfavorable impact on income from continuing operations. In addition, the Company sublet the four clinic locations to a third party.

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

Employee Assistance Programs and Managed Behavioral Health Care (EAP-Services)

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

SUMMARY STATISTICAL DATA

	February 28, 2005	November 30, 2004	August 31, 2004	August 31, 2003	August 31, 2002
Number of Contract Locations (1):
Contract locations in operation	127	128	132	127	131
Contract locations signed and unopened	14	11	8	15	11

Total contract locations	141	139	140	142	142

Services Covered by Contracts in Operation (1):
Inpatient	125	126	129	126	127
Partial hospitalization	11	15	17	25	31
Outpatient	23	23	24	21	21
Home health	2	2	2	3	3
CQI+	109	109	105	109	144

Types of Treatment Programs in Operation (1):
Geropsychiatric	80	85	85	87	106
Adult psychiatric	45	44	49	48	44
Substance abuse	3	4	4	4	2
Physical rehabilitation	32	32	33	32	28
Other mental health	4	4	4	8	2

EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’s)	3,847	3,709	3,567	3,217	2,349

Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (000’s)	$12,175	$9,114	$10,069	—	—
Number of facilities at period end	3	2	2	—	—
Licensed Beds	427	267	267	—	—
Weighted average available beds	316	241	177	—	—
Patient days	21,196	17,756	19,639	—	—
Admissions	1,314	847	1,041	—	—
Average length of stay	16.1	21.0	18.9	—	—
Revenue per patient day	$574	$513	$513	—	—
Occupancy based on weighted average available beds	74.5%	81.0%	72.5%	—	—

As of February 28, 2005 the licensed bed mix consisted of 271 Acute and 156 RTC.

Nursing Services

For the quarter ended February 28, 2005, the Company’s temporary nurse staffing group placed, on average, 335 nurses per month in temporary and travel nurse staffing positions at 85 different general acute care hospitals.

(1)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 28, 2005 and February 29, 2004, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended February		Six Months Ended February
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Services	77.0	77.0	76.3	77.1

Gross Profit	23.0	23.0	23.7	22.9
Selling, general and administrative	10.1	10.3	10.4	10.8
Provision for (recovery of) doubtful accounts	1.0	0.4	1.3	(0.1)
Depreciation and amortization	1.5	1.5	1.6	1.5

Income from operations	10.4	10.8	10.4	10.7
Interest and other income (expense), net	(1.1)	(0.6)	(1.1)	(0.6)

Income before income taxes	9.3	10.2	9.3	10.1
Income tax provision	3.6	3.9	3.6	3.9

Net income	5.7%	6.3%	5.7%	6.2%

Three Months Ended February 28, 2005 Compared to the Three Months Ended February 29, 2004

Revenue. Total revenue between the quarters increased $12.3 million or 29.2%. Revenue for Behavioral Health Services increased $13.2 million as a result of the operation of two freestanding behavioral health hospitals and their related facilities, the long-term operating lease agreement associated with Laurelwood Hospital and an increase in same store sales for the Company’s contract management of behavioral health programs. Physical Rehabilitation Services revenue decreased $673,000, primarily due to a decrease in the average number of physical rehabilitation locations in operation. EAP-Services revenue decreased $330,000 due to the termination of a significant managed care contract and the discontinuance of the Florida clinic operations, which was partially offset by the commencement of a significant EAP contract.

Behavioral Health Services

Revenue associated with Behavioral Health Services, consisting of the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health facilities increased $13.2 million, or 67.7%, between the quarters. $12.2 million of this increase is primarily due to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005. Additionally, same store sales related to behavioral health contract management increased 7.6% resulting in a $1.3 million increase to revenue for the three months ended February 28, 2005 as compared to the three months ended February 29, 2004.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services decreased $673,000 or 13.3% between the quarters. This decrease was primarily attributable to a decrease in the average number of physical rehabilitation locations in operation from 29.0 for the three months ended February 29, 2004 to 25.0 for the three months ended February 28, 2005.

EAP – Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $330,000, or 2.5% between the quarters. A decrease of $729,000 is primarily attributable to the termination of a significant managed care contract on December 31, 2004. An additional decrease of $108,000 is due to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $300,000 that is related to the commencement of a significant EAP contract on June 1, 2004.

ProCare One Nurses

Revenue associated with nurse staffing services increased $70,000, or 1.5% between the quarters. This increase is primarily attributable to an increase in the average revenue per shift, as a result of an increase in the number of long-term assignments, which generally command higher fees. This increase is partially offset by an overall decrease in the number of shifts worked between the periods.

Other Services

Revenue associated with other services decreased by $26,000 or 27.7% between the quarters.

Cost of Services. Total costs of services provided between the quarters increased $9.5 million, or 29.2%. This increase is primarily the result of the cost of services associated with the operation of two freestanding behavioral health hospitals and their related facilities, and the long-term operating lease agreement associated with Laurelwood Hospital. This increase is also attributable to an increase in medical claims expense in the EAP-Services group. These increases were partially offset by decreases in the EAP-Services group as a result of the discontinuance of the Florida clinic operations and cost savings as a result of the elimination of expenses associated with the termination of a significant managed care contract. In addition, the Company’s Physical Rehabilitation Services group had a decrease in the average physical rehabilitation locations in operation.

Behavioral Health Services

Cost of services provided associated with behavioral health services consisting of the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health care facilities increased $10.7 million, or 82.4%, between the quarters. This increase is primarily attributable to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005, which were $10.8 million for the three months ended February 28, 2005. As a percent of revenue, gross profits decreased from 33.1% for the three months ended February 29, 2004 to 27.3% for the three months ended February 28, 2005.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $406,000, or 11.0%, between the quarters. This decrease is primarily due to a decrease in operating expenses as a result of the decrease in the average number of physical rehabilitation locations in operation, from 29.0 for the three months ended February 29, 2004 to 25.0 for the three months ended February 28, 2005. As a percent of revenue, gross profit decreased to 25.6% for the three months ended February 28, 2005 from 27.5% for the three months ended February 29, 2004.

EAP-Services

Cost of services provided associated with employee assistance programs and managed behavioral services decreased by $711,000, or 6.2%, between the quarters. A decrease of approximately $596,000 in salaries and benefits is due to a 19.6% decrease in full-time equivalents as a result of the cost saving initiatives related to the termination of a significant contract as previously mentioned. An additional decrease of $513,000 is related to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $415,000 in medical claims expense due to an increase in existing client utilization and costs per unit of service. As a percent of revenue, gross profits increased to 15.1% for the three months ended February 28, 2005 from 11.8% for the three months ended February 29, 2004.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services was essentially level at $4.3 million between the quarters. As a percent of revenue, gross profits increased to 8.1% for the three months ended February 28, 2005 from 6.1% for three months ended February 29, 2004.

Other Services

Cost of Services provided associated with other services decreased by $177,000, or 229.9%, between the quarters. This decrease is primarily due to the phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $1.2 million, or 27.9%, between the quarters. Salaries & benefits increased $362,000, the majority of which is primarily attributable to the expansion of several support center departments and the addition of in-house legal counsel. Legal fees increased $217,000 primarily due to $80,000 in expenses associated with the Laurelwood Hospital long-term operating lease agreement and a prior year recovery of $84,000 in legal expenses. Consulting fees increased $68,000 for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004 due to support center related consulting projects. Auditing & accounting fees increased $112,000 due to increased expenses related to the company’s annual audit as well as to Sarbanes-Oxley compliance efforts.

Provision for Doubtful Accounts. The provision for doubtful accounts increased $402,000 between the quarters. A $550,000 increase is primarily attributable to the bad debt provisions associated with the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital, effective January 1, 2005. An additional increase of $205,000 is related to recording bad debt reserves for one terminated contract location and one contract location still in operation in which collectability is uncertain. These increase were partially offset by bad debt recoveries of $361,000 during the period.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $152,000, or 23.5%, between the quarters. An increase in depreciation expense of $300,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. This increase was partially offset by a decrease in contract amortization expense of approximately $128,000 associated with intangible assets that became fully amortized either during the current period or during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended February 28, 2005 resulted in a net expense of $603,000 as compared to a net expense of $230,000 for the corresponding period in the prior fiscal year. The variance between the periods is primarily attributable to an increase in interest expense of approximately $336,000 related to the increase in the weighted average principal balance outstanding under the credit facility between the quarters. The weighted average outstanding credit facility balance for the three months ending February 28, 2005 was $36.0 million with an ending balance of $34.5 million. The weighted average outstanding credit facility balance for the three months ended February 29, 2004 was $9.1 million with an ending balance of $9.5 million.

Income Tax Expense. Income tax expense increased $311,000 or 18.8% between the quarters. This increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the quarters ended February 28, 2005 and February 29, 2004 were 39.0% and 38.3%, respectively.

Six Months Ended February 28, 2005 Compared to the Six Months Ended February 29, 2004

Revenue. Total revenue between the year-to-date periods increased $22.3 million or 26.5%. Revenue for Behavioral Health Services increased $23.1 million as a result of the operation of two freestanding behavioral health hospitals and their related facilities, the long-term operating lease agreement associated with Laurelwood Hospital and an increase in same store sales in Company’s contract management of behavioral health programs. Physical Rehabilitation Services revenue decreased $473,000, primarily due to a decrease in the average number of physical rehabilitation locations in operation. EAP-Services revenue decreased $352,000 due to the termination of a significant managed care contract and the discontinuance of the Florida clinic operations, which was offset by the commencement of a significant EAP contract. Revenue for ProCare One Nurses increased $282,000 primarily due to an increase in the average revenue per shift. Additionally, revenue for Other Services decreased $225,000 primarily attributable to the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Services

Revenue associated with Behavioral Health Services, consisting of the contract management of behavioral health programs and the operation of the Company’s freestanding behavioral health facilities increased $23.1 million, or 59.2%, between the year-to-date periods. $21.3 million of this increase is primarily attributable to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005. Although the average number of behavioral health care locations in operation decreased from 104.9 for the six months ended February 29, 2004 to 103.5 for the six months ended February 28, 2005, the average revenue per behavioral healthcare location increased $22,000 which represents $2.3 million, or 10.0%, of the increase in revenue for the six months ended February 28, 2005 as compared to the six months ended February 29, 2004. This was partially offset by the phase out of the Company’s consulting operations that contributed $700,000 in revenue during the six months ended February 29, 2004.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services decreased $473,000, or 4.8%, between the year-to-date periods. This decrease was primarily attributable to a decrease in the average number of physical rehabilitation locations in operation from 28.7 for the six months ended February 29, 2004 to 25.2 for the six months ended February 28, 2005. This decrease was partially offset by an increase in the average revenue per location from $340,000 for the six months ended February 29, 2004 to $370,000 for the six months ended February 28, 2005, primarily as a result of the commencement of a significant contact in August 2004.

EAP – Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $352,000, or 1.3%, between the year-to-date periods. A decrease of $683,000 is primarily attributable to the termination of a significant managed care contract on December 31, 2004. An additional decrease of $164,000 is due to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $390,000 that is related to the commencement of a significant EAP contract on June 1, 2004.

ProCare One Nurses

Revenue associated with nurse staffing services increased $282,000, or 3.1%, between the year-to-date periods. This increase is primarily attributable to an increase in the average revenue per shift, as a result of an increase in the number of long-term assignments, which generally command higher fees. This increase is partially offset by an overall decrease in the number of shifts worked between the periods.

Other Services

Revenue associated with other services decreased by $225,000 or 71.2%, between the year-to-date periods. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Cost of Services. Total costs of services provided between the periods increased $16.3 million, or 25.1%. This increase is primarily the result of the cost of services associated with the operation of Michiana Behavioral Health Center, Poplar Springs Hospital and the long-term operating lease agreement associated with Laurelwood Hospital. This increase is also attributable to an increase in medical claims expense in the EAP-Services group. These increases were partially offset by decreases in the EAP-Services group as a result of the discontinuance of the Florida clinic operations and cost savings as a result of the elimination of expenses associated with the termination of a significant managed care contract. In addition, the Company’s Physical Rehabilitation Services group had a decrease in the average number of physical rehabilitation locations in operation.

Behavioral Health Services

Cost of services provided associated with the contract management of mental health programs and the operations of the Company’s freestanding behavioral health care facilities increased $18.0 million, or 69.8%, between the year-to-date periods. This increase is primarily attributable to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005, which were $17.9 million during the six months ended February 28, 2005. As a percent of revenue, gross profits decreased from 33.7% for the six months ended February 29, 2004 to 29.3% for the six months ended February 28, 2005.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $808,000, or 11.0%, between the year-to-date periods. This decrease is primarily due to a decrease in operating expenses as a result of the decrease in the average number of physical rehabilitation locations in operation, from 28.7 for the six months ended February 29, 2004 to 25.2 for the six months ended February 28, 2005. As a percent of revenue, gross profit increased to 29.4% for the six months ended February 28, 2005 from 24.6% for the six months ended February 29, 2004.

EAP – Services

Cost of services provided associated with employee assistance programs and managed behavioral services decreased by $709,000, or 3.1%, between the year-to-date periods. A decrease of approximately $1.2 million in salaries and benefits is due to a 17.5% decrease in full-time equivalents as a result of the cost saving initiatives related to the termination of a significant contract as previously mentioned. An additional decrease of $544,000 is related to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $1.1 million in medical claims expense due to an increase in existing client utilization and costs per unit of service. As a percent of revenue, gross profits increased to 12.9% for the six months ended February 28, 2005 from 11.3% for the six months ended February 29, 2004.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services was essentially level at $8.6 million. As a percent of revenue, gross profits increased to 9.4% for the six months ended February 28, 2005 from 7.6% for the six months ended February 29, 2004.

Other Services

Cost of Services provided associated with other services decreased by $361,000, or 138.3%, between the year-to-date periods. This decrease is primarily due to the phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $2.0 million, or 22.0%, between the year-to-date periods. Salaries & benefits increased $1.2 million primarily due to the expansion of several support center departments including the additions of a dedicated acquisitions & development department and in-house legal counsel. Legal fees increased $254,000 primarily due to $80,000 in expenses associated with the Laurelwood Hospital long-term operating lease agreement and a prior year recovery of $127,000 in legal expenses. Consulting fees increased $169,000 for the six months ended February 28, 2005, as compared to the six months ended February 29, 2004 due to support center related consulting projects. Auditing & accounting fees increased $266,000 due to increased expenses related to the company’s annual audit as well as to Sarbanes-Oxley compliance efforts.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $1.4 million for the six months ended February 28, 2005, as compared to a net recovery of $115,000 for the six months ended February 29, 2004. The increase is primarily attributable to bad debt of $1.1 million associated with the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital, effective January 1, 2005. Also included in this expense are bad debt reserves recorded in the amount of $641,000 for two terminated contract locations and two contract locations still in operation in which collectability is uncertain. These expenses were partially offset by bad debt recoveries of $351,000. The net recovery for the six months ended February 29, 2004 was primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables of $357,000 for one contract location still in operation and $147,000 related to three contract locations that were previously terminated. These recoveries were partially offset by bad debt reserves recorded for contract locations in which collectability was uncertain.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $377,000, or 28.8%, between the year-to-date periods. An increase in depreciation expense of $581,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. This increase was partially offset by a decrease in contract amortization expense of approximately $173,000 associated with intangible assets that became fully amortized either during the current period or during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the six months ended February 28, 2005 resulted in a net expense of approximately $1.2 million as compared to a net expense of $465,000 for the corresponding period in the prior fiscal year. The variance between the periods is primarily the result of an increase in interest expense of approximately $623,000 related to the increase in the weighted average principal balance outstanding under the credit facility between the periods. The weighted average outstanding credit facility balance for the six months ending February 28, 2005 was $37.4 million with an ending balance of $34.5 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $10.6 million with an ending balance of $9.5 million.

Income Tax Expense. Income tax expense increased $615,000, or 18.9%, between the year-to-date periods. This increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the six-month periods ended February 28, 2005 and February 29, 2004 were 39.0% and 38.3%, respectively.

Newly Issued Accounting Standards

See in Note 1, Organization, the caption “Basis of Presentation and New Accounting Standards” in the notes to the consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

Sarbanes-Oxley and Related Compliance

The Sarbanes-Oxley Act of 2002, which became law in July 2002 requires changes in certain of the Company’s corporate governance practices. In addition, related rules have been made by the Securities and Exchange Commission and NASDAQ. These new rules and regulations will increase the Company’s legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations are expected to make it more expensive to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for the Company to attract and retain qualified members for its board of directors, particularly to serve on its audit committee, and qualified executive officers. Additional costs related to compliance with the new requirements of Sarbanes-Oxley Rule Section 404 are expected for the remainder of 2005 and in future fiscal periods.

The Company’s initiatives to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding management’s required assessment of its internal control over financial reporting and the independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. In part to prepare for compliance with Section 404, as well as to generally improve its internal control environment, the Company has undertaken substantial measures, including among other things, projects to strengthen both its accounting and information technology systems, including initiatives related to recent acquisitions. These projects, which represent both operational and compliance risks, require significant resources and must be completed in a timely manner in order to enable the Company to comply with the Section 404 requirements. Although management believes that ongoing efforts to improve its internal control over financial reporting will enable management to provide the required report, and its independent auditors to provide the required attestations, under Section 404 as of August 31, 2005, the Company can give no assurance that such efforts will be completed on a timely and successful basis to enable management and independent auditors to provide the required report and attestation. Moreover, because of the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to disclosure and governance practices.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations (which were $5.9 million for the six months ended February 28, 2005), along with cash of $2.7 million at February 28, 2005, and its credit facility of $90 million with an accordion feature allowing additional increases to $120 million, subject to satisfaction of certain conditions, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $4.3 million for the three months ended February 28, 2005, and $12.4 million for the fiscal year ended August 31, 2004. At February 28, 2005, $45.5 million of the $90 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements.

Cash outlays for property and equipment purchases in the normal course of business totaled approximately $794,000 for the six months ended February 28, 2005. The Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $1.0 million.

The Company repurchased $455,000 of its common stock during the six months ended February 28, 2005. Under the existing credit facility, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which is May 31, 2006. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 28, 2005, the company had repurchased 719,965 shares in total of the 800,000 share authorization, which remains in effect.

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

Effective March 16, 2005, the Company closed on a follow-on public offering of 1,725,000 shares of its common stock at a price of $36.25 per share. The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.3 million. The Company will utilize approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

The June 1, 2004 purchase agreement associated with the acquisition of the assets of PSH Acquisition Corporation (“PSH”) provides for additional variable payments in future years based on the future performance of the facilities. The first payment is due on or before March 31, 2005 (for the calendar year ended December 31, 2004) and is anticipated to be approximately $380,000.

Critical Accounting Policies and Estimates

See the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” as well as “Significant Accounting Policies and Estimates” described in Note 2 to the consolidated financial statements presented in the Company’s August 31, 2004 Annual Report on Form 10-K, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to by Medicare, Medicaid or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing services; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the

Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At February 28, 2005, the Company had approximately $34.5 million of debt obligations outstanding with a weighted average interest rate of 4.66%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2005, would change interest expense by approximately $160,000 annually. This would be funded out of cash flows from operations, which were approximately $11.3 million for the twelve most recent months ended February 28, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of February 28, 2005 and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

There have been no significant changes in disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

During the period covered by this report on Form 10-Q, there have been no changes in our internal control over financial reporting that has materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the quarter, in connection with the civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004, the court granted the Plaintiffs the right to conduct limited additional discovery regarding similar psychiatric units at other Columbia/HCA hospitals. The complaint alleges that the alleged improper actions also occurred at other Columbia/HCA hospitals.

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on January 21, 2005. At the meeting, all seven directors of the Company were re-elected. Following are the totals of the votes cast at the meeting:

Director	Number of Votes for Re-Election	Number of Votes Withheld
James Ken Newman	4,105,826	1,257,168
George Bello	4,105,869	1,257,125
Michael R. Bowlin	4,881,879	481,115
James E. Buncher	4,106,057	1,256,937
Robert A. Lefton	3,917,058	1,445,936
William H. Longfield	4,106,118	1,258,876
Donald E. Steen	4,106,118	1,258,876

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan pursuant to a proposal that was submitted to the stockholders for approval at the Company’s 2005 Annual Meeting of Stockholders. There were 2,815,307 votes for, 1,244,648 against and 109,394 votes were withheld.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2005.)

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2

Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	Long-term operating lease agreement of Laurelwood Hospital dated December 30, 2004 between the Company and Lake Hospital System Inc. (filed herewith).

10.2	Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 11, 2005

HORIZON HEALTH CORPORATION

By:	/S/ JOHN E. PITTS
John E. Pitts Senior Vice President –Finance and Principal Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 23, 2005.)

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2

Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	Long-term operating lease agreement of Laurelwood Hospital dated December 30, 2004 between the Company and Lake Hospital System Inc. (filed herewith).

10.2	Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.