Form 10-Q
period 2005-05-31
HORIZON HEALTH CORP /DE/
filed 2005-07-11
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005

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

Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 23, 2005, was 14,788,198.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2005	August 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$30,801,476	$1,907,708
Accounts receivable less allowance for doubtful accounts of $4,494,568 at May 31, 2005 and $2,412,152 at August 31, 2004	26,631,293	22,058,989
Prepaid expenses and supplies	1,277,180	573,230
Other receivables	1,806,875	964,969
Other assets	1,085,311	806,019
Income taxes receivable	64,117	51,886
Deferred taxes	2,767,937	2,426,199

TOTAL CURRENT ASSETS	64,434,189	28,789,000

Property and equipment, net	29,214,572	28,801,497
Goodwill	83,817,902	83,723,888
Other indefinite life intangibles	1,124,988	795,988
Contracts, net of accumulated amortization of $6,796,107 at May 31, 2005, and $6,184,217 at August 31, 2004	1,793,637	2,405,526
Other intangibles, net of accumulated amortization of $653,824 at May 31, 2005, and $458,460 at August 31, 2004	123,190	318,554
Other non-current assets	64,843	430,434

TOTAL ASSETS	$180,573,321	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2005	August 31, 2004
CURRENT LIABILITIES:
Accounts payable	$3,458,789	$2,772,608
Employee compensation and benefits	8,871,867	9,244,235
Medical claims payable	2,761,648	2,461,535
Accrued expenses and unearned revenue	10,982,276	8,750,459

TOTAL CURRENT LIABILITIES	26,074,580	23,228,837
Other noncurrent liabilities	2,229,721	1,570,386
Long-term debt	—	40,000,000
Deferred income taxes	5,756,161	4,641,257

TOTAL LIABILITIES	34,060,462	69,440,480

Commitments and contingencies
STOCKHOLDERS’ EQUITY: (1)
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 17,985,500 shares issued and 14,776,198 shares outstanding at May 31, 2005 and 14,535,500 shares issued and 10,943,478 shares outstanding at August 31, 2004	147,762	130,512
Additional paid-in capital	82,812,399	23,083,887
Retained earnings	63,552,698	44,148,512
Treasury stock, at cost, -0- shares at May 31, 2005 and 382,720 shares at August 31, 2004	—	(1,538,504)

	146,512,859	75,824,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,573,321	$145,264,887

(1)	The number of shares and per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended May 31,
	2005	2004
Revenue	$57,905,798	$44,756,062

Cost of services (exclusive of depreciation shown separately below)	44,520,333	34,476,937
Selling, general and administrative	6,001,905	5,032,112
Provision for (recovery of) doubtful accounts	723,824	(134,465)
Depreciation and amortization	793,776	679,886

Operating income	5,865,960	4,701,592

Other income (expense):
Interest expense	(293,366)	(282,657)
Interest income and other	152,935	12,716

Income before income taxes	5,725,529	4,431,651
Income tax provision	2,232,959	1,701,751

Net income	$3,492,570	$2,729,900

Earnings per common share: (1)
Basic	$.25	$.25

Diluted	$.24	$.24

Weighted average shares outstanding: (1)
Basic	14,194,776	10,923,978

Diluted	14,744,198	11,366,050

(1)	The number of shares and per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for one stock split.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Nine Months Ended May 31,
	2005	2004
Revenue	$164,416,303	$128,941,504

Cost of services (exclusive of depreciation shown separately below)	125,736,176	99,416,827
Selling, general and administrative	17,091,441	14,110,949
Provision for (recovery of) doubtful accounts	2,140,878	(249,668)
Depreciation and amortization	2,478,585	1,987,675

Operating income	16,969,223	13,675,721

Other income (expense):
Interest expense	(1,461,590)	(775,463)
Interest income and other	153,114	40,855

Income before income taxes	15,660,747	12,941,113
Income tax provision	6,107,690	4,960,876

Net income	$9,553,057	$7,980,237

Earnings per common share: (1)
Basic	$.79	$.74

Diluted	$.76	$.70

Weighted average shares outstanding: (1)
Basic	12,157,840	10,819,564

Diluted	12,600,744	11,337,824

(1)	The number of shares and per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended May 31,
	2005	2004
Operating Activities:
Net income	$9,553,057	$7,980,237
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	2,140,878	(249,668)
Depreciation and amortization	2,478,585	1,987,675
Deferred income taxes	773,166	827,092
Net loss on disposal of property and equipment	10,262	—
Tax benefit associated with stock options exercised	1,326,482	1,548,175
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,713,182)	(2,367,351)
(Increase) decrease in income taxes receivable	(12,231)	568,856
(Increase) decrease in other receivables	(841,906)	260,708
(Increase) in prepaid expenses and supplies	(703,950)	(279,935)
Decrease (increase) in other assets	86,299	(433,634)
Increase (decrease) in accounts payable, employee compensation and benefits, medical claims payable, and accrued expenses	2,777,233	(352,662)
Increase (decrease) in income taxes payable	68,506	(50,979)
Increase in other non-current liabilities	659,335	139,718

Net cash provided by operating activities	11,602,534	9,578,232

Investing activities:
Purchase of property and equipment	(2,091,128)	(1,234,859)
Proceeds from sale of fixed assets	7,675	—
Additional payments associated with the acquisition of Michiana Behavioral Health Center	(11,216)	—
Additional payments associated with the acquisition of Poplar Springs Hospital	(423,012)	—
Payment for purchase of Michiana Behavioral Health Center	—	(6,156,772)
Purchase price adjustment for Integrated Insights	—	(27,290)

Net cash used in investing activities	(2,517,681)	(7,418,921)

Financing Activities:
Payments on long term debt	(91,600,000)	(63,900,000)
Proceeds from long term borrowings	51,600,000	62,600,000
Net proceeds from follow-on public offering of common stock	58,419,281	—
Purchase of treasury stock	(454,872)	(1,177,276)
Cash provided from issuance of treasury stock	1,844,506	1,027,387
Surrenders of treasury stock	—	(866,547)

Net cash provided by (used in) financing activities	19,808,915	(2,316,436)

Net increase (decrease) in cash and cash equivalents	28,893,768	(157,125)

Cash and cash equivalents at beginning of period	1,907,708	1,972,646

Cash and cash equivalents at end of period	$30,801,476	$1,815,521

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

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

Basis of Presentation and New Accounting Standards:

The accompanying consolidated balance sheets at May 31, 2005 and August 31, 2004, the consolidated statements of operations for the three and nine months ended May 31, 2005 and 2004, and the consolidated statements of cash flows for the nine months ended May 31, 2005 and 2004 are unaudited. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2004. In the opinion of Company management, the unaudited consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of May 31, 2005, and the results of operations for the three and nine months ended May 31, 2005 and 2004.

Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for a full year or portions thereof.

In December 2004, FASB issued revised Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment. This statement amends SFAS 123, Accounting for Stock-Based Compensation. The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees, that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This statement will be effective for the Company for its fiscal year ending August 31, 2006.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current year presentation. For all periods presented, “Stockholders’ Equity” reflects a retroactive reclassification between common stock, retained earnings and treasury stock that occurred as a result of the June 15, 2005 two-for-one stock split.

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

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000.

As of May 31, 2005, 15,000 shares have been reserved for stock options awarded under the Plan. In addition, the CEO and other executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses are based on the attainment of the corporate performance target for fiscal year 2005 and vest ratably over four years. If attained, these bonuses will be paid 50% in restricted common stock and 50% in cash in four equal installments over fiscal year 2005 through fiscal year 2008. The payment of each installment is subject to continued employment with the Company. The number of shares related to these awards cannot be determined until the conclusion of fiscal year 2005.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of May 31, 2005, there were outstanding stock options for 1,435,632 shares that had been granted under the prior plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

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

FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 123R, requires the expensing of Employee Stock Options (ESO’s) for annual reporting periods beginning after June 15, 2005. Accordingly, the Company will adopt this standard effective with its fiscal year beginning September 1, 2005.

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, as amended by SFAS 123R, relating to stock-based employee compensation.

In applying FASB Statement 123, as amended by SFAS 123R, the Company has reviewed various assumptions made within the Black-Scholes options pricing model, which was designed to value short-term traded options, and determined that the model be adjusted to allow for differences applicable to employee stock options from the attributes of the short-term traded options. The adjustments, reflect a change to the expected life of the employee stock options as opposed to the historical option term of previously issued options, which was utilized in prior period calculations. In addition, the Company is now incorporating estimated forfeitures in its calculations. The prior year amounts have not been restated for the change in assumptions, however, all number of shares and per share amounts have been changed to reflect the impact of the June 15, 2005 two-for-one stock split.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Net Income, as reported	$3,492,570	$2,729,900	$9,553,057	$7,980,237
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	173,719	219,954	602,357	595,365

Pro forma net income	$3,318,851	$2,509,946	$8,950,700	$7,384,872

Earnings per share: (1)
Basic-as reported	$.25	$.25	$.79	$.74

Basic-pro forma	$.23	$.23	$.74	$.68

Diluted-as reported	$.24	$.24	$.76	$.70

Diluted-pro forma	$.23	$.22	$.71	$.65

(1)	The per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income:

	2005			2004
	Net Income Numerator	Shares Denominator(1)	Per Share Amount(1)	Net Income Numerator	Shares Denominator(1)	Per Share Amount(1)
For the three months ended May 31,
Basic EPS	$3,492,570	14,194,776	$.25	$2,729,900	10,923,978	$.25

Effect of Dilutive Securities Options		549,422			442,072

Diluted EPS	$3,492,570	14,744,198	$.24	$2,729,900	11,366,050	$.24

	2005			2004
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator	Per Share Amount
For the nine months ended May 31,
Basic EPS	$9,553,057	12,157,840	$.79	$7,980,237	10,819,564	$.74

Effect of Dilutive Securities
Options		442,904			518,260

Diluted EPS	$9,553,057	12,600,744	$.76	$7,980,237	11,337,824	$.70

(1)	The number of shares and per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

For the three and nine months ended May 31, 2005, there were no options to acquire common stock which had an exercise price that was less than the average market price of the common shares, and accordingly, all options were included in the computation of diluted earnings per share. The computation for the quarter ended May 31, 2004 excluded 8,000 shares subject to options, with an exercise price of $11.88. The computation for the nine months ended May 31, 2004 excluded an average of 13,154 shares subject to options, with exercise prices ranging from $10.50 to $11.88.

5.	ACQUISITIONS AND ENTRY INTO A LONG TERM OPERATING LEASE AGREEMENT

Friends Hospital

On April 22, 2005, the Company announced that it had entered into a definitive agreement to form a joint venture with Friends Hospital, a 501 (c)(3) charitable organization. Horizon will be an 80% member and Friends will be a 20% member of the joint venture. The agreements provide for the new joint venture to acquire and own the Friends Hospital facility located in Philadelphia, Pennsylvania. The transaction closed on July 1, 2005 with a purchase price of approximately $15.5 million. Friends Hospital consists of a 192-bed behavioral health hospital and a 26-bed adult residential treatment center.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

January, April, July and October. In addition, the Company agreed to make a contribution to the Lake Hospital Foundation in the amount of $41,666 on December 31, 2007 and each December 31st thereafter to and including December 31, 2012.

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 187 beds, in the central Virginia region, for approximately $30.1 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of May 31, 2005, tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively. The purchase price of approximately $30.1 million exceeded the fair value of PSH’s net tangible assets by $14,192,964 of which $13,863,964 is recorded as goodwill, and $329,000 is recorded as the value of certain indefinite life assets. The net increase in goodwill of $94,014 during the nine months ended May 31, 2005, includes an additional variable payment of $380,841 as required by the purchase agreement, a $329,000 reclassification from goodwill to indefinite life assets and additional acquisition costs of $42,174 that were capitalized. The cash purchase price was funded under the Company’s revolving credit facility. The three owned and two leased facilities include:

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

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004
Revenue	$50,555,063	$144,195,349

Net Income	$3,128,717	$8,547,787

Net Income per common share: (1)
Basic	$.29	$.76

Diluted	$.28	$.72

(1)	The per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

At May 31, 2005, the Company had indefinite life intangible assets, which are not subject to amortization, of $1,124,988. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, non-compete agreements, and trade names for the quarter ended May 31, 2005 was $171,948, $56,751 and $8,370, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in the 2005 fiscal year and for each of the four succeeding fiscal years.

Three months ending August 31, 2005	$141,270
For the year ending August 31, 2006	492,909
For the year ending August 31, 2007	443,937
For the year ending August 31, 2008	409,429
For the years ending August 31, 2009 and thereafter	429,282

$1,916,827

The following table sets forth by business service group of the Company, as described in Note 10 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2004 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets during the nine months ended May 31, 2005.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company conducts annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2005 impairment testing, no impairment adjustments were deemed necessary.

	Behavioral Health Services	Physical Rehabilitation Services	EAP Services	ProCare One Nurses	Consolidated
Goodwill & certain indefinite life intangible asset as of August 31, 2004	$30,611,122	$1,703,665	$42,216,494	$9,988,595	$84,519,876
Goodwill adjusted during the period	94,014	—	—	—	94,014
Certain indefinite life intangible assets adjusted during the period	329,000	—	—	—	329,000

Goodwill and certain indefinite life intangible asset as of May 31, 2005	$31,034,136	$1,703,665	$42,216,494	$9,988,595	$84,942,890

Goodwill adjustments during the nine-month period include: an “additional variable payment” of $380,841, a reclassification of $329,000 from goodwill to other indefinite life intangibles and purchase price adjustments of $42,173. The purchase agreement associated with the acquisition of Poplar Springs Hospital provides for additional variable payments in future years based on the future performance of the facilities. The first payment, which was recorded as additional goodwill, was made during the third quarter ended May 31, 2005 in the amount of $380,841. The goodwill adjustments reflected above were all associated with the acquisition of Poplar Springs Hospital.

See Note 10, elsewhere herein, for a description of the Company’s business service groups.

7.	LONG-TERM DEBT

At May 31, 2005, the Company had no long-term debt outstanding related to its revolving credit facility. At August 31, 2004, the Company had long-term debt under its then $90 million revolving credit facility with an outstanding balance of $40.0 million. At May 31, 2005, $79.7 million of the $90.0 million credit facility was available to the Company after letter of credit obligations. The bank participants under the credit facility at May 31, 2005 were JPMorgan Chase Bank, (which also acts as the Agent), Bank of America, NA, Wells Fargo Bank Texas, and KeyBank National Association.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Margin, as defined. The Eurodollar Margin varies depending on the debt coverage ratio of the Company.

As of October 4, 2002, April 4, 2003, and August 29, 2003, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments in place at May 31, 2005 allowed the Company to expend, from August 29, 2003 through May 31, 2006, up to $7.5 million for the repurchase of shares, of which $1.5 million has been expended.

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions) and to add Wachovia Bank, National Association and Amegy Bank, National Association as participants in the facility.

The Third Amended and Restated Credit Agreement, as amended, matures on May 31, 2010.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

Three months ending August 31, 2005	$891,327
For the year ending August 31, 2006	2,991,301
For the year ending August 31, 2007	2,175,227
For the year ending August 31, 2008	1,927,949
For the years ending August 31, 2009 and thereafter	10,503,485

$18,489,289

Rent expense for the nine months ended May 31, 2005 and 2004 totaled $2,508,392 and $1,988,515, respectively.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payments by $11.6 million.

The above minimum rental payments do not take into account $325,209 of expected receipts for four sublet clinic locations in Florida resulting from the reorganization and centralization of the Company’s EAP Services group nor does it take into account the rental payments for the new national support center, as referenced below.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each.

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

Legal Proceedings

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

During the quarter, the court dismissed the civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation,

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 for failure to state a claim. The Plaintiffs have amended the pleadings and the Defendants have filed motions to dismiss in response to the amended complaint. The court has not ruled on the motions.

The Company is a party to a lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The complaint alleges various violations of California wage and hour laws and seeks the recovery of substantial amounts for wages, fines, penalties and attorneys fees. The case is filed as a private attorney general action under Section 17200 of the California Business and Profession Code. The Company considers that it is entitled to indemnity from Obstetrical Nurses, Inc., a predecessor to ProCare One Nurses, LLC for liability relating to a portion of the claims and has asserted a claim for Indemnity in a separate lawsuit. The parties are engaged in discovery proceedings. The case is filed as a class action, but the court has not yet ruled on a motion for class certification.

Various legal actions, governmental proceedings and other claims are pending or may be instituted or asserted in the future against the Company with respect to matters arising in the ordinary course of business. Certain of these actions are seeking sizeable damages. While the Company has no reason to believe that any such pending claims are material, there can be no assurance that the Company’s insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company’s insurance. Any material claim that is not covered by insurance may have an adverse effect on the Company’s business. Claims against the Company, regardless of their merit or outcome, may also have an adverse effect on the Company’s reputation and business.

Management and internal and external counsel perform periodic reviews of pending claims and actions to determine the probability of adverse verdicts and resulting amounts of liability. The Company establishes reserves for legal claims when payments associated with the claims become probable and the costs can be reasonably estimated. The actual costs of resolving legal claims and associated costs of defense may be substantially higher or lower than the amounts reserved for these claims.

9.	SHAREHOLDER’S EQUITY

Common Stock

Effective March 16, 2005, the Company sold in a follow-on public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split). The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.4 million. The Company utilized approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

On May 10, 2005, the Company announced that the Board of Directors had approved a two-for-one stock split to be effected in the form of a 100% stock dividend (the “Stock Split”), pursuant to which, on June 15, 2005, the Company would distribute to each holder of record of Common Stock, par value $0.01 per share, of the Company at the close of business on May 31, 2005 (the “Record Date”), one additional share of Common Stock for each outstanding share of Common Stock held of record by such holder at the Record Date. All references in the financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of the Company’s June 15, 2005 two-for-one stock split.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The Plan offers eligible employees the ability to purchase Company stock at a 15% discount to the current market price at designated periods. Eligible employees are able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which are defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan the Company issued 18,704 and 27,774 shares of Common Stock from treasury for the nine months ended May 31, 2005 and for the fiscal year ended August 31, 2004, respectively. On April 21, 2005, the Board of Directors approved the termination of the Company’s Stock Purchase Plan at the end of the current offering period. The current offering period ends on June 30, 2005. Subsequent to this date, shares will no longer be offered under the Company’s Employee Stock Purchase Plan.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 5,050,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 4,585,726 shares of its common stock pursuant to such authorizations, which had previously expired.

On October 7, 2002 the Board of Directors authorized the repurchase of up to 1,600,000 shares of its common stock. As of May 31, 2005, the company had repurchased 1,429,182 shares in total of the 1,600,000-share authorization, which remains in effect. A total of 3,010,392 and 2,597,558 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of May 31, 2005 and August 31, 2004, respectively.

For the nine months ended May 31, 2005 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $148,871 that has been charged to retained earnings.

All of the above share amounts have been adjusted related to the 100% share dividend on June 15, 2005 discussed above. In addition, the Company utilized all its treasury stock for the payment of the share dividend. As a result, as of June 15, 2005, the Company had no treasury stock.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

10.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting which disaggregates its business by service categories in a manner consistent with the Company’s consolidated statements of operations format. The Company’s reportable service groups are Behavioral Health Services, Physical Rehabilitation Services, EAP Services, and ProCare One Nurses. See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

The following schedule represents revenues and operating results for the periods indicated by service groups:

	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
Three months ended May 31, 2005
Revenues	$37,672,376	$3,992,096	$12,106,044	$4,100,801	$34,481	$—	$57,905,798
Intercompany revenues	10,280	—	77,410	945	—	(88,635)	—
Cost of services	26,164,094	3,098,645	11,608,440	3,737,789	—	(88,635)	44,520,333
EBITDA (F)	10,378,052	557,189	21,753	300,623	(4,597,881)	—	6,659,736
Total assets	$121,800,533	$16,989,149	$47,496,881	$16,411,244	$37,269,181	$(59,393,667)	$180,573,321
May 31, 2004
Revenues	$22,325,349	$4,760,047	$13,126,903	$4,522,917	$20,846	$—	$44,756,062
Intercompany revenues	—	—	38,651	39,983	—	(78,634)	—
Cost of services	14,701,605	3,641,547	12,052,514	4,159,715	190	(78,634)	34,476,937
EBITDA (F)	7,176,246	900,063	671,033	363,870	(3,729,734)	—	5,381,478
Total assets	$113,597,687	$14,551,898	$48,565,797	$15,485,394	$33,111,769	$(114,766,109)	$110,546,436

	(A) Behavioral Health Services	(B) Physical Rehabilitation Services	(C) EAP Services	(D) ProCare One Nurses	(E) Other	Eliminations	Consolidated
Nine months ended May 31, 2005
Revenues	$99,709,218	$13,304,650	$37,663,828	$13,613,192	$125,415	$—	$164,416,303
Intercompany revenues	21,783	—	252,062	13,964	—	(287,809)	—
Cost of services	70,055,705	9,669,861	34,033,714	12,364,705	(100,000)	(287,809)	125,736,176
EBITDA (F)	26,330,580	2,413,850	2,190,371	1,061,490	(12,548,379)	(104)	19,447,808
Total assets	$121,800,533	$16,989,149	$47,496,881	$16,411,244	$37,269,181	$(59,393,667)	$180,573,321
May 31, 2004
Revenues	$61,303,750	$14,545,374	$39,110,705	$13,645,337	$336,338	$—	$128,941,504
Intercompany revenues	—	—	139,017	160,992	—	(300,009)	—
Cost of services	40,545,740	11,021,027	35,186,906	12,701,750	261,413	(300,009)	99,416,827
EBITDA (F)	19,245,672	2,844,305	2,817,080	1,035,295	(10,278,956)	—	15,663,396
Total assets	$113,597,687	$14,551,898	$48,565,797	$15,485,394	$33,111,769	$(114,766,109)	$110,546,436

(A)	Behavioral Health Services provides behavioral health contract management services to acute care hospitals, and effective with the April 1, 2004 and June 1, 2004 acquisitions of the behavioral healthcare facilities and the January 1, 2005 lease of Laurelwood Hospital, operates owned/leased behavioral health facilities that also provide programs for children, adolescents, and adults.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(B)	Physical Rehabilitation Services provides physical rehabilitation contract management services to acute care hospitals.

(C)	EAP Services provides employee assistance programs and managed behavioral health care. EAP Services has terminated all its managed behavioral health care contracts effective no later than August 31, 2005.

(D)	ProCare One Nurses provides specialized temporary nurse staffing services to acute care hospitals primarily in California and Michigan.

(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries.

(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended May 31, 2005 and 2004, consolidated EBITDA is derived by adding depreciation and amortization of $793,776 and $679,886 respectively, to the Company’s operating income for the same periods of $5,865,960 and $4,701,592, respectively. For the nine months ended May 31, 2005 and 2004, consolidated EBITDA is derived by adding depreciation and amortization of and $2,478,585 and $1,987,675, respectively, to the Company’s operating income for the same periods of $16,969,223 and $13,675,721 respectively. Consolidated cash flows (uses) from operating, investing, and financing activities for the period ended May 31, 2005 were $11,602,534, ($2,517,681), and $19,808,915, respectively and for the period ended May 31, 2004 were $9,578,232, ($7,418,921), and ($2,316,436), respectively and are represented on the Statements of Cash Flows elsewhere herein.

11.	EAP SERVICES REORGANIZATION

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

The Company anticipates incurring some one-time expenses associated with certain real estate lease obligations at some affected locations, relocation expenses for certain employees, employee training and redundant staffing costs and miscellaneous costs. The costs expected to be incurred in connection with the reorganization as of May 31, 2005 are as follows (amounts in thousands):

EAP Services
Total amounts expected to be incurred:
Real estate lease expense and termination costs	$1,738
Employee relocation costs	231
Employee training and redundant staffing costs	173
Miscellaneous other costs	245

Total	$2,387
Cumulative amount incurred as of May 31, 2005:
Real estate lease expense and termination costs	$8
Employee relocation costs	156
Employee training and redundant staffing costs	173
Miscellaneous other costs	185

Total	$522

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

EAP Services
Balance as of February 28, 2005	$45
Third quarter 2005 charges:
Real estate lease expense and termination costs	8
Employee relocation costs	156
Employee training and redundant staffing costs	173
Miscellaneous other costs	140

Total	$477
Third quarter 2005 payments:
Real estate lease expense and termination costs	$8
Employee relocation costs	7
Employee training and redundant staffing costs	173
Miscellaneous other costs	127

Total	$315
Balance as of May 31, 2005	$207

12.	SUBSEQUENT EVENTS

On June 9, 2005, the Company announced that it had entered into definitive agreements to acquire substantially all the assets of River Park Hospital from Mountain State Behavioral Health Services, LLC and the stock of an affiliated management company located in Huntington, West Virginia from the stockholders of such company for approximately $11.0 million. The consummation of the transaction is subject to a number of contingencies including receipt of governmental approvals, including certificate of need approval. The hospital is a 165-bed behavioral health facility offering programs for adults, adolescents, children and families.

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement (“the Third Amended Credit Agreement”) to extend the term of its existing credit agreement by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions). The bank participants in the facility are JP Morgan Chase (which also acts as the Agent), Bank of America, NA, Wells Fargo Bank Texas, KeyBank National Association, Wachovia Bank, National Association and Amegy Bank, National Association. The Third Amended Credit Agreement, as amended, matures on May 31, 2010.

On July 1, 2005, the Company announced that it consummated its previously announced transaction involving the formation of a joint venture with Friends Hospital, a 501(c)(3) charitable organization and the acquisition by that joint venture of Friends Hospital located in Philadelphia, Pennsylvania. The Company is an 80% member of the joint venture and Friends, which has changed its name to the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The Company contributed approximately $15.5 million to the joint venture, which funds were used for the acquisition of the hospital by the joint venture. Friends Hospital, founded in 1813, consists of a 192-bed behavioral health hospital and a 26-bed adult residential treatment center. The hospital provides inpatient and outpatient behavioral health services primarily for residents of Philadelphia, Southeastern Pennsylvania and New Jersey.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risk Factors and Disclosure Regarding Forward-Looking Statements

Certain statements made or incorporated by reference from time to time in this report, or made by us or our representatives in other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.

Forward-looking statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements. Certain risks, uncertainties and other important factors may be detailed from time to time in reports filed by us with the Securities and Exchange Commission, including on Forms 8-K, 10-Q and 10-K, and include, among others, the following:

•	general economic and business conditions which are less favorable than expected;

•	unanticipated changes in industry trends;

•	decreased demand by acute care hospitals for our services;

•	our inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships;

•	adverse changes in reimbursement by Medicare or other third-party payors for costs of providing behavioral health, physical rehabilitation or nursing services;

•	adverse changes to other regulatory requirements relating to the provision of behavioral health, physical rehabilitation or nursing services;

•	adverse consequences of investigations by governmental regulatory agencies;

•	adverse judgments rendered in lawsuits pending or later claims asserted against us;

•	our ability to sustain, manage or forecast our growth;

•	our ability to successfully integrate acquired businesses on a cost effective basis;

•	if competition decreases our ability to acquire additional inpatient behavioral health facilities on favorable terms, we may be unable to execute our acquisition strategy;

•	regulatory requirements regarding the inpatient behavioral health facilities could delay or prevent the acquisition of additional facilities;

•	additional financing may be necessary to fund our acquisition program and capital expenditure, and the financing may not be available when needed or may subject us to risks

•	heightened competition, including specifically the intensification of price competition;

•	we operate in a highly competitive environment, if we do not compete effectively in our markets, then we could lose market share;

•	changes in business strategy or development plans;

•	adverse consequences as a result of terminating our at-risk managed care behavioral health contracts as a part of the EAP Services group reorganization;

•	while we believe that we currently have adequate internal controls in place, we are exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of The Sarbanes-Oxley Act of 2002;

•	inability to carry out marketing and sales plans;

•	business disruptions;

•	loss of key executives;

•	the ability to attract and retain qualified personnel;

•	the ability to attract and retain qualified nurses;

•	adverse publicity;

•	demographic changes; and

•	other factors referenced or incorporated by reference in reports or filings with the Securities and Exchange Commission.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Forward-looking statements represent the estimates and assumptions of our management only as of the date of the document in which they are stated. Unless required by law, we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of future actual results.

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

At May 31, 2005, Horizon had 108 behavioral health program management contracts and 31 physical rehabilitation program management contracts relating to acute care hospitals located in 36 states and the District of Columbia; 117 CQI+ mental health outcomes measurement contracts; and 1,119 contracts to provide employee assistance programs and managed behavioral health services covering approximately 4.0 million lives. The Company also operates and (i) owns a behavioral health hospital with 80-licensed beds known as Michiana Behavioral Health Center located in Plymouth, Indiana which it acquired on April 1, 2004; (ii) owns/leases Poplar Springs Hospital, that consists of five behavioral health care facilities with a combined total of 187 beds located generally in North Central Virginia, which it acquired on June 1, 2004; and (iii) has a long-term operating lease agreement that commenced on January 1, 2005 associated with Laurelwood Hospital, a 160 bed behavioral health hospital located in Willoughby, Ohio. During the quarter ended May 31, 2005, Horizon’s specialized temporary nurse staffing service group provided nurses to over 90 different acute care hospitals primarily located in California and Michigan, placing an average of 300 nurses a month.

The Company has indicated that it will focus future growth, both internally and through acquisitions, in the area of its two core clinical competencies, behavioral health services, which includes acquiring freestanding behavioral health hospitals, and physical rehabilitation services. The Company is evaluating various alternatives as to its specialty nurse staffing business.

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

Recent Developments

On June 10, 2005, the Company announced that it had entered into a Third Amended and Restated Credit Agreement to extend the term of its existing credit agreement by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions). The Third Amended and Restated Credit Agreement, as amended, matures on May 31, 2010.

On June 9, 2005, the Company announced that it had entered into definitive agreements to acquire substantially all the assets of River Park Hospital from Mountain State Behavioral Health Services, LLC and the stock of an affiliated management company located in Huntington, West Virginia from the stockholders of such company for approximately $11.0 million. The consummation of the transaction is subject to a number of contingencies including receipt of governmental approvals, including certificate of need approval. The hospital is a 165-bed behavioral health facility offering programs for adults, adolescents, children and families.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each.

On May 10, 2005, the Company announced that the Board of Directors had approved a two-for-one stock split to be effected in the form of a 100% stock dividend (the “Stock Split”), pursuant to which, on June 15, 2005, the Company will distribute to each holder of record of Common Stock, par value $0.01 per share, of the Company at the close of business on May 31, 2005 (the “Record Date”), one additional share of Common Stock for each outstanding share of Common Stock held of record by such holder at the Record Date.

On May 2, 2005, the Company opened a new EAP Services call center in Lewisville, Texas. As a result, the call center operations in Philadelphia, Orlando, Nashville and Denver are being consolidated with the new call center which consolidation is expected to be complete no later than August 31, 2005.

On April 22, 2005, the Company announced that it had entered into a definitive agreement to form a joint venture with Friends Hospital, a 501 (c)(3) charitable organization. Horizon will be an 80% member and Friends will be a 20% member of the joint venture. The agreements provide for the new joint venture to acquire and own the Friends Hospital facility located in Philadelphia, Pennsylvania. The transaction closed on July 1, 2005 with a purchase price of approximately $15.5 million. Friends Hospital consists of a 192-bed behavioral health hospital and a 26-bed adult residential treatment center.

Effective April 21, 2005, David K. White, Ph.D., was appointed as President and Chief Operating Officer of the Company. Ken Newman will remain and continue to serve as Chairman and Chief Executive Officer of the Company.

Effective March 16, 2005, the Company sold in a follow-on public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split. The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.4 million. The Company used approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

On February 23, 2005, the Company announced that it was commencing a reorganization of its EAP Services group. The EAP Services Group provides employee assistance programs to employers, behavioral health administrative services for employer benefit plans and third party payor plans, and managed behavioral health care at-risk services to managed care companies and employer plans. The reorganization will involve the centralization of most of the business functions of the service group in Lewisville, Texas, where the National Support Center of the Company is located. The reorganization will also involve focusing on employee assistance programs and terminating the managed behavioral health care at-risk contracts of the service group. These at-risk contracts had annual revenue of approximately $23.0 million with little or no margin associated with them. The Company has previously disclosed that it does not consider the managed behavioral health care business as part of its core competency. The termination of the managed care contracts is consistent with the Company’s renewed focus on its core competencies. The Company expects the reorganization to be completed by August 31, 2005. The reorganization will involve personnel changes as well as office location changes. It will also involve a reduction in the total number of employees in the service group.

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

On May 25, 2005, CMS published a proposed rule to change the inpatient rehabilitation facility PPS. The rule proposes a market basket increase of 3.1% and an increase in the payment rate adjustment for inpatient rehabilitation facilities in rural areas from 19.1% to 24.1%. CMS is also proposing a 1.9% across-the-board reduction in the standard payment amount based on recent evidence indicating that coding increases, rather than actual changes in patient acuity, have caused increases in payments to inpatient rehabilitation facilities. The proposed rule will also refine the inpatient rehabilitation facility classification system to reflect recent data on case mix groups, relative weights and the impact of illnesses or conditions other than the admitting diagnosis on the costs of treating a beneficiary. In addition, the proposed rule would adopt the revised Core Based Statistical Area (CBSA) market area definitions as announced by the Office of Management and Budget for inpatient rehabilitation facilities. Under this proposal, about 4.4% of all facilities would change geographic designations. In addition, approximately 66% of inpatient rehabilitations facilities would either experience no change or an increase in their wage index. The proposed changes in the labor market definitions would be achieved in a budget neutral manner. If finalized, the rule will be effective October 1, 2005. The Company does not believe this rule change will have a significant impact on its revenues from rehabilitation services.

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

Federal, state and local laws and regulations affect the Company’s owned/operated behavioral health care facilities. The Company is not able to predict the content or impact of future changes in laws or regulations affecting these facilities.

At this time, the final psychiatric inpatient PPS rules’ impact on the Company’s owned/operated behavioral health care facilities has been favorable; however, the Company cannot meaningfully predict the ultimate impact of the final rule on its operating hospitals.

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

Employee Assistance Programs and Managed Behavioral Health Care Services (EAP Services)

Through its EAP Services group, the Company offers an array of behavioral health care products to corporate clients, self-funded employer groups, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”), administrative services only services, and managed behavioral health services. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

Revenues derived from at risk managed behavioral health care services are primarily affected by the scope of behavioral health benefits provided and the number and type of members covered. Fees are based on a per-member per-month fee applied to the number of eligible members. The rate is dependent upon the benefit designs and actuarially determined anticipated utilization of the customer’s covered members. The Company is responsible for the cost of the medical services provided to the members under these contracts.

A significant client of EAP Services did not renew its contract that expired on December 31, 2004. The contract had revenues of $4.4 million during fiscal year 2004. Due to cost saving initiatives enacted that have been affected, the Company does not believe the loss of this contract will have a material unfavorable impact on income from continuing operations. In addition, the Company sublet the four clinic locations to a third party.

As previously stated in Note 10 to the consolidated financial statements included herein, the Company will be terminating all the at risk managed behavioral health care contracts of the service group by August 31, 2005.

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

Contract Management Services (Behavioral Health Services and Physical Rehabilitation Services)

The primary factors affecting operating expenses for the Company’s contract management business in any period are the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Behavioral health programs managed by the Company generally have a program director that is usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital.

Patient Services (Behavioral Health Services)

Operating expenses for the Company’s behavioral health facilities are primarily comprised of the volume and mix of wage rates, including overtime, for clinical staff and nurses, as well as pharmacy and dietary supplies which are affected by the levels of patient census and acuity.

Employee Assistance Programs and Managed Behavioral Health Care (EAP Services)

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

SUMMARY STATISTICAL DATA

	May 31, 2005	February 28, 2005	November 30, 2004	August 31, 2004	August 31, 2003	August 31, 2002
Number of Contract Locations (1):
Contract locations in operation	126	127	128	132	127	131
Contract locations signed and unopened	13	14	11	8	15	11

Total contract locations	139	141	139	140	142	142

Services Covered by Contracts in Operation (1):
Inpatient	124	125	126	129	126	127
Partial hospitalization	10	11	15	17	25	31
Outpatient	21	23	23	24	21	21
Home health	2	2	2	2	3	3
CQI+	111	109	109	105	109	144
Types of Treatment Programs in Operation (1):
Geropsychiatric	80	80	85	85	87	106
Adult psychiatric	45	45	44	49	48	44
Substance abuse	2	3	4	4	4	2
Physical rehabilitation	29	32	32	33	32	28
Other mental health	4	4	4	4	8	2
EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’s)	4,000	3,816	3,707	3,565	3,217	2,349
Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (000’s)	$16,110	$12,175	$9,114	$10,069	—	—
Number of facilities at period end	3	3	2	2	—	—
Licensed Beds	427	427	267	267	—	—
Weighted average available beds	357	316	241	177	—	—
Patient days	25,026	21,196	17,756	19,639	—	—
Admissions	1,777	1,314	847	1,041	—	—
Average length of stay	14.1	16.1	21.0	18.9	—	—
Revenue per patient day	$644	$574	$513	$513	—	—
Occupancy based on weighted average available beds	76.2%	74.5%	81.0%	72.5%	—	—

As of May 31, 2005 the licensed bed mix consisted of 271 Acute and 156 Residential Treatment Center (“RTC”) beds.

Nursing Services

For the quarter ended May 31, 2005, the Company’s temporary nurse staffing group placed, on average, 300 nurses per month in temporary and travel nurse staffing positions to over 90 different general acute care hospitals.

(1)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2005 and May 31, 2004, the percentage relationship to total revenues of certain costs, expenses and income.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2005	2004	2005	2004
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Services	76.9	77.0	76.5	77.1
Selling, general and administrative	10.4	11.3	10.4	10.9
Provision for (recovery of) doubtful accounts	1.2	(0.3)	1.3	(0.2)
Depreciation and amortization	1.4	1.5	1.5	1.6

Income from operations	10.1	10.5	10.3	10.6
Interest and other income (expense), net	(0.2)	(0.6)	(0.8)	(0.6)

Income before income taxes	9.9	9.9	9.5	10.0
Income tax provision	3.9	3.8	3.7	3.8

Net income	6.0%	6.1%	5.8%	6.2%

Three Months Ended May 31, 2005 Compared to the Three Months Ended May 31, 2004

Revenue. Total revenue between the quarters increased $13.1 million or 29.4%. Revenue for Behavioral Health Services increased primarily as a result of the acquisition of three freestanding behavioral health hospitals and their related facilities, and an increase in same store sales for the Company’s contract management of behavioral health programs. Physical Rehabilitation Services revenue decreased primarily due to a decrease in the average number of physical rehabilitation locations in operation. Revenue for EAP Services decreased and is primarily attributable to the termination of two significant managed care contracts and the discontinuance of the Florida clinic operations, which was partially offset by the commencement of a significant EAP contract. Revenue for ProCare One Nurses decreased primarily as a result of a decrease in the number of shifts worked, which was partially offset by an increase in the average revenue per shift.

Behavioral Health Services

Revenue associated with behavioral health services, consisting of contract management of behavioral health programs and the Company’s freestanding behavioral health care facilities, increased $15.4 million, or 68.8%, between the quarters. $14.3 million of this increase is attributable to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005. Additionally, same store sales related to behavioral health contract management increased 7.0% resulting in a $1.3 million increase in revenue between the quarters.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services decreased $768,000 or 16.1% between the quarters. This decrease was primarily attributable to a decrease in the average number of physical rehabilitation locations in operation from 27.1 for the three months ended May 31, 2004 to the 23.1 for the three months ended May 31, 2005.

EAP Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $982,000, or 7.5% between the quarters. A decrease of $1.3 million is primarily attributable to the termination of two significant managed care contracts on December 31, 2004 and April 30, 2005. An additional decrease of $136,000 is due to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $485,000 that is related to the commencement of a significant EAP contract on June 1, 2004.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $461,000, or 10.1%, between the quarters. This decrease is primarily attributable to a reduction in the number of shifts worked between the periods. This decrease is partially offset by an increase in the average revenue per shift, as a result of an increase in the number of long-term assignments, which generally command higher fees.

Other Services

Revenue associated with other services decreased $14,000 between the quarters.

Cost of Services. Total cost of services provided between the quarters increased $10.0 million, or 29.1%. This increase is primarily the result of the cost of services associated with the acquisition of three freestanding behavioral health hospitals and their related facilities. This increase is also attributable to an increase in medical claims expense, as well as an increase in travel and relocation expenses in the EAP Services group associated with the opening of the call center in Lewisville, Texas. These increases were partially offset by decreases in the EAP Services group as a result of the discontinuance of the Florida clinic operations and cost savings as a result of the elimination of expenses associated with the termination of a significant managed care contract. In addition, the Company’s Physical Rehabilitation Services group had a decrease in costs as a result of a decrease in the average number physical rehabilitation locations in operation, and ProCare One Nurses experienced a decrease due to a correlating decrease in the number of shifts worked.

Behavioral Health Services

Cost of services provided associated with behavioral health services consisting of the contract management of behavioral health programs and the Company’s freestanding behavioral health care facilities, increased $11.5 million, or 78.0%, between the quarters. This increase is primarily attributable to the cost of operations of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005, which were $11.8 million for the three months ended May 31, 2005.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $543,000, or 14.9% between the quarters. This decrease is primarily a result of the decrease in the average number of physical rehabilitation locations in operation, from 27.1 for the three months ended May 31, 2004 to 23.1 for the three months ended May 31, 2005.

EAP Services

Cost of services provided associated with employee assistance programs and managed behavioral services decreased by $444,000 or 3.7% between the quarters. A decrease of approximately $627,000 in salaries and benefits is due to a 21.1% decrease in full-time equivalents as a result of the cost saving initiatives related to the termination of a significant contract as previously mentioned. An additional decrease of $859,000 is related to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $722,000 in medical claims expense due to an increase in existing client utilization and costs per unit of service for the at risk managed care contracts which will terminate by August 31, 2005. An additional increase of $156,000 is related to relocation expenses associated with the opening of the new call center in Lewisville, Texas on May 2, 2005. In addition, travel expenses increased $44,000 between the quarters.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $422,000, or 10.1%, between the quarters. This decrease is primarily a result of a reduction in salaries and benefits costs due to the decline in the number of nursing shifts worked between the periods. This decrease is offset by an increase in per diem expenses resulting from the rise in the number of long-term assignments.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $970,000, or 19.3%, between the quarters. Salaries & benefits increased $369,000 primarily due to the expansion of several support center departments including the addition of in-house legal counsel. Consulting Fees increased $243,000 primarily due to Sarbanes-Oxley compliance efforts. Auditing & Accounting Fees increased $163,000 due to increased fees related to the Company’s annual audit as well as to Sarbanes-Oxley compliance testing. Legal Settlements increased $209,000 due to the accrual for an insurance deductible associated with a pending lawsuit. As a percent of revenues, selling, general and administrative expenses decreased to 10.4% as compared to 11.3% for the same period in the previous year, a decrease of 8% between the quarters.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $724,000 for the fiscal quarter ended May 31, 2005, as compared to a net recovery of $134,000 for the fiscal quarter ended May 31, 2004, a difference of $858,000. The net expense for the three months ended May 31, 2005 was primarily attributable to bad debt provisions totaling approximately $743,000 associated with the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital, effective January 1, 2005. An additional increase of approximately $319,000 was related to recording bad debt reserves for one terminated contract location and two contract locations still in operation. These increases were partially offset by bad debt recoveries of approximately $331,000 for one contract location still in operation and for one terminated contract location. The net recovery for the three months ended May 31, 2004 was a result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables, net of legal costs. These recoveries were partially offset by bad debt reserves recorded for contract locations in which collectibility was uncertain.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $114,000 or 16.8% between the quarters. An increase in depreciation expense of $254,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. This increase was partially offset by a decrease in contract amortization expense of approximately $130,000 associated with intangible assets that became fully amortized either during the current period or during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the quarter ended May 31, 2005 resulted in a net expense of $140,000 as compared to a net expense of $270,000 for the corresponding period in the prior fiscal year. The variance between the quarters is primarily attributable to an increase in interest income of approximately $140,000 as a result of higher average cash balances on hand during the period related to proceeds from the follow-on public offering of common stock.

Income Tax Expense. Income tax expense increased $531,000 or 31.2% between the quarters. This increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the quarters ended May 31, 2005 and 2004 were 39.0% and 38.4%, respectively.

Nine Months Ended May 31, 2005 Compared to the Nine Months Ended May 31, 2004

Revenue. Total revenue between the year-to-date periods increased $35.5 million or 27.5%. Revenue for Behavioral Health Services increased primarily as a result of the operation of three freestanding behavioral health hospitals and their related facilities, and an increase in same store sales for the Company’s contract management of behavioral health programs. Physical Rehabilitation Services revenue decreased primarily due to a decrease in the average number of physical rehabilitation locations in operation. Revenue for EAP Services decreased and is primarily due to the termination of two significant managed care contracts and the discontinuance of the Florida clinic operations, which was partially offset by the commencement of a significant EAP contract. Revenue for ProCare One Nurses decreased primarily as a result of a decrease in the number of shifts worked, which was partially offset by an increase in the average revenue per shift. Additionally, revenue for Other Services decreased primarily attributable to the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Services

Revenue associated with behavioral health services, consisting of contract management of behavioral health programs and the Company’s freestanding behavioral health care facilities, increased $38.4 million, or 62.7%, between the year-to-date periods. $35.6 million of this increase is primarily attributable to the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005. Additionally, same store sales related to behavioral health contract management increased 4.4% resulting in a $2.1 million increase to revenue between the year-to-date periods.

Physical Rehabilitation Services

Revenue associated with the contract management of physical rehabilitation services decreased $1.2 million or 8.5% between the year-to-date periods. This decrease was primarily attributable to a decrease in the average number of physical rehabilitation locations in operation from 28.1 for the nine months ended May 31, 2004 to 24.5 for the nine months ended May 31, 2005.

EAP Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $1.3 million, or 3.4% between the year-to-date periods. A decrease of $2.1 million is primarily attributable to the termination of two significant managed care contracts on December 31, 2004 and April 30, 2005. An additional decrease of $300,000 is due to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $872,000 that is related to the commencement of a significant EAP contract on June 1, 2004.

ProCare One Nurses

Revenue associated with nurse staffing services decreased $179,000, or 1.3%, between the year-to-date periods. This decrease is primarily attributable to a reduction in the number of shifts worked between the periods. This decrease is partially offset by an increase in the average revenue per shift, as a result of an increase in the number of long-term assignments, which generally command higher fees.

Other Services

Revenue associated with other services decreased $211,000 between the year-to-date periods. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided between the periods increased $26.3 million, or 26.5%. This increase is primarily the result of the cost of services associated with the acquisition of three freestanding behavioral health hospitals and their related facilities. This increase is also attributable to an increase in medical claims expense, as well as an increase in travel and relocation expenses in the EAP Services group associated with the opening of the call center in Lewisville, Texas. These increases were partially offset by decreases in the EAP Services group as a result of the discontinuance of the Florida clinic operations and cost savings as a result of the elimination of expenses associated with the termination of a significant managed care contract. In addition, the Company’s Physical Rehabilitation Services group had a decrease in costs as a result of a decrease in the average number of physical rehabilitation locations in operation, and ProCare One Nurses experienced a decrease due to a corresponding decrease in the number of shifts worked. Cost of services associated with other services decreased as a result of the phase out of the PsychScope Phase IV projects.

Behavioral Health Services

Cost of services provided associated with behavioral health services consisting of the contract management of behavioral health programs and the Company’s free standing behavioral health care facilities, increased $29.5 million, or 72.8%, between the year-to-date periods. This increase is primarily attributable to the cost of operations of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005, which were $29.7 million during the nine months ended May 31, 2005.

Physical Rehabilitation Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $1.4 million, or 12.3% between the year-to-date periods. This decrease is primarily a result of the decrease in the average number of physical rehabilitation locations in operation, from 28.1 for the nine months ended May 31 2004 to 24.5 for the nine months ended May 31, 2005.

EAP Services

Cost of services provided associated with employee assistance programs and managed behavioral services decreased by $1.2 million or 3.3%, between the year-to-date periods. A decrease of approximately $1.9 million in salaries and benefits is due to a 18.7% decrease in full-time equivalents as a result of the cost saving initiatives related to the termination of a significant contract as previously mentioned. An additional decrease of $1.4 million is related to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases are partially offset by an increase of $1.8 million in medical claims expense due to an increase in existing client utilization and costs per unit of service for the at risk managed care contracts which will terminate by August 31, 2005. An additional increase of $156,000 is related to relocation expenses associated with the opening of the call center in Lewisville, Texas on May 2, 2005. In addition, travel expenses increased $67,000 between the year-to-date periods.

ProCare One Nurses

Cost of services provided associated with specialized temporary nurse staffing services decreased by $337,000, or 2.7%, between the year-to-date periods. This decrease is primarily a result of a reduction in salaries and benefits costs due to the decline in number of nursing shifts worked between the periods. This decrease is offset by an increase in per diem expenses resulting from the rise in the number of long-term assignments.

Other Services

Cost of Services provided associated with other services decreased by $361,000 between the year-to-date periods. This decrease is primarily due to the phase out of the PsychScope Phase IV projects.

Selling, General, and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $3.0 million, or 21.1%, between the year-to-date periods. Salaries & benefits increased $1.6 million primarily due to the expansion of several support center departments including the additions of a dedicated Acquisitions & Development department and in-house legal counsel. Consulting fees increased $412,000 due to Sarbanes-Oxley compliance efforts and support center related consulting projects. Auditing & Accounting Fees increased $429,000 due to increased fees related to the Company’s annual audit as well as to Sarbanes-Oxley compliance testing efforts. As a percent of revenues, selling, general and administrative expenses decreased to 10.4% as compared to 10.9% for the same period in the previous year, a decrease of 4.6% between the year-to-date periods.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $2.1 million for the nine months ended May 31, 2005, as compared to a net recovery of $250,000 for the nine months ended May 31, 2004, a difference of $2.4 million. The increase for the nine months ended May 31, 2005 was primarily attributable to bad debt provisions totaling approximately $1.8 million associated with the operation of Michiana Behavioral Health Center and Poplar Springs Hospital, acquired on April 1, 2004 and June 1, 2004, respectively, and the long-term operating lease agreement associated with Laurelwood Hospital, effective January 1, 2005. Also included in this expense are bad debt reserves in the amount of $852,000 for three terminated contract locations and one contract location still in operation for which collectability is uncertain. These expenses were partially offset by bad debt recoveries of $584,000. The net recovery for the nine months ended May 31, 2004 was primarily the result of the recovery of amounts expensed in prior periods due to receiving payments related to old receivables, net of legal costs, including $352,000 for one contract location still in operation and $90,000 related to previously terminated units. These recoveries were partially offset by reserves recorded for contract locations in which collectability was uncertain.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $491,000 or 24.7% between the year-to-date periods. An increase in depreciation expense of $835,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. This increase was offset by a decrease in contract amortization expense of approximately $303,000 associated with intangible assets that became fully amortized either during the current period or during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the six months ended May 31, 2005 resulted in a net expense of approximately $1.3 million as compared to a net expense of $735,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of approximately $686,000 related to the increase in the weighted average principal balance outstanding under the credit facility between the periods. The weighted average outstanding credit facility balance for the nine months ending May 31, 2005 was $36.8 million with an ending balance of $0. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $10.5 million with an ending balance of $12.7 million. This increase is partially offset by an increase in interest income of approximately $112,000 as a result of higher average cash balances on hand during the period.

Income Tax Expense. Income tax expense increased $1.1 million or 23.1% between the year to date periods. This increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the nine-month periods ended May 31, 2005 and 2004 were 39.0% and 38.3%, respectively.

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

Liquidity and Capital Resources

The Company believes that its future cash flows from operations (which were $11.6 million for the nine months ended May 31, 2005), along with cash of $30.8 million at May 31, 2005, and its credit facility of $125.0 million with an accordion feature allowing additional increases to $175.0 million, subject to satisfaction of certain conditions, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $5.7 million for the three months ended May 31, 2005, and $12.4 million for the fiscal year ended August 31, 2004. At May 31, 2005, $79.7 million of the then existing $90 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its significant cash balance generated from a follow-on stock offering, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements.

Cash outlays for property and equipment purchases in the normal course of business totaled approximately $2.1 million for the nine months ended May 31, 2005. The Company anticipates its normal property and equipment expenditures for the remainder of the fiscal year to be approximately $750,000.

The Company repurchased $293,000 of its common stock during the nine months ended May 31, 2005. Under the credit facility in place as of May 31, 2005, the Company may repurchase up to $7.5 million of its common stock in the period beginning, August 29, 2003 through the maturity of the revolving credit facility, which was May 31, 2006. On October 7, 2002 the Board of Directors authorized the repurchase of up to 1,600,000 shares of its common stock. As of May 31, 2005, the company had repurchased 1,429,182 shares in total of the 1,600,000-share authorization, which remains in effect. All the number of shares and per share amounts have been changed to reflect the impact of the June 15, 2005 two-for-one stock split.

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

Effective March 16, 2005, the Company sold in a follow-on public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split). The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.3 million. The Company utilized approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds will be used for general corporate purposes including acquisitions.

The June 1, 2004 purchase agreement associated with the acquisition of the assets of PSH Acquisition Corporation (“PSH”) provides for additional variable payments in future years based on the future performance of the facilities. The first payment was made on March 31, 2005 in the amount of $381,000.

Effective June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement. See Note 7, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Third Amended Credit Agreement, a copy of is filed as Exhibit 10.1 in this Form 10-Q.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each.

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

In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which are entered into for purposes other than trading. To manage its exposure to changes in interest rates, the Company uses both variable rate debt and fixed rate debt of short duration with maturities ranging from 30 to 180 days. The Company has historically estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates. As of May 31, 2005, the Company did not have any debt obligations outstanding under its credit facility and therefore is currently not subject to market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions’ rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of May 31, 2005 and based on its evaluation, the Company’s chief executive officer and chief financial officer have concluded that these controls and procedures are effective.

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

During the quarter, there were no significant developments in connection with the civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004.

During the quarter, the court dismissed the civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California described in Item 3 of Part I of the Company’s Annual Report on Form 10-K for the year ended August 31, 2004 for failure to state a claim. The Plaintiffs have amended the pleadings and the Defendants have filed motions to dismiss in response to the amended complaint. The court has not ruled on the motions.

The Company is a party to a lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The complaint alleges various violations of California wage and hour laws and seeks the recovery of substantial amounts for wages, fines, penalties and attorneys fees. The case is filed as a private attorney general action under Section 17200 of the California Business and Profession Code. The Company considers that it is entitled to indemnity from Obstetrical Nurses, Inc., a predecessor to ProCare One Nurses, LLC for liability relating to a portion of the claims and has asserted a claim for indemnity in a separate lawsuit. The parties are engaged in discovery proceedings. The case is filed as a class action, but the court has not yet ruled on a motion for class certification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Third Amended and Restated Credit Agreement dated June 10, 2005 between Horizon Health Corporation and Horizon Health Management, Inc., as Borrowers and J.P Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

10.2	Asset Acquisition and Contribution Agreement dated April 22, 2005 by and between Friends Hospital, as Seller, and Friends Behavioral Health System, LP, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.3	Asset Purchase Agreement dated June 9, 2005 by and between Mountain State Behavioral Health Services, LLC, as Seller, and HHC River Park, as Purchaser (filed herewith).

10.4	Stock Purchase Agreement dated June 9, 2005 by and between Scott C. Stamm and Patrick D. Burrows, as Sellers, HHC River Park, Inc., as Purchaser and Psychmanagement Group, Inc. (filed herewith).

10.5	Office Lease Agreement dated May 6, 2005 between Opus West LP, as Landlord, and Horizon Health Corporation, as Tenant (filed herewith).

10.6	Underwriting Agreement dated March 10, 2005, by and between the Company and J.P. Morgan Securities, Inc., as Representative of the Several Underwriters listed on the scheduled 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 10, 2005).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 11, 2005

HORIZON HEALTH CORPORATION

By:	/s/ John E. Pitts
John E. Pitts
Senior Vice President –Finance and
Principal Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Third Amended and Restated Credit Agreement dated June 10, 2005 between Horizon Health Corporation and Horizon Health Management, Inc., as Borrowers and J.P Morgan Chase Bank as Agent, and the banks named therein (filed herewith).

10.2	Asset Acquisition and Contribution Agreement dated April 22, 2005 by and between Friends Hospital, as Seller, and Friends Behavioral Health System, LP, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.3	Asset Purchase Agreement dated June 9, 2005 by and between Mountain State Behavioral Health Services, LLC, as Seller, and HHC River Park, as Purchaser (filed herewith).

10.4	Stock Purchase agreement dated June 9, 2005 by and between Scott C. Stamm and Patrick D. Burrows, as Seller, HHC River Park, Inc., as Purchaser and Psychmanagement Group, Inc. (filed herewith).

10.5	Office Lease Agreement dated May 6, 2005 between Opus West LP, as Landlord, and Horizon Health Corporation, as Tenant (filed herewith).

10.6	Underwriting Agreement dated March 10, 2005, by and between the Company and J.P. Morgan Securities, Inc., as Representative of the Several Underwriters listed on the scheduled 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 10, 2005).

31.1	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).