Form 10-Q/A
period 2005-05-31
HORIZON HEALTH CORP /DE/
filed 2005-08-11
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

INDEX

HORIZON HEALTH CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 to Horizon Health Corporation’s Form 10-Q for the quarter ended May 31, 2005 is filed solely to correct a typographical error in the amount set forth for the line item “Retained Earnings” as of August 31, 2004 in the Corporation’s consolidated balance sheet contained in Item 1 Part I of the Corporation’s original filing on July 11, 2005. The correct amount for this line item is $54,148,512 whereas the amount set forth in the original filing was $44,148,512.

This Amendment No. 1 does not change any other information set forth in the original filing of the Corporation’s Form 10-Q for the quarter ended May 31, 2005. However, in accordance with Rule 12b-15 promulgated under the Exchange Act, this Amendment No. 1 sets forth the complete text of Item 1 Part I of the Corporation’s Form 10-Q for the quarter ended May 31,2005, as amended, and includes new Rule 13a-14(a)/15d-14(a) certifications as Exhibits 31.1 and 31.2 and new Rule 13a-14(b)/15d-14(b) certifications as Exhibit 32.

PART I - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2005	August 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$30,801,476	$1,907,708
Accounts receivable less allowance for doubtful accounts of $4,494,568 at May 31, 2005 and $2,412,152 at August 31, 2004	26,631,293	22,058,989
Prepaid expenses and supplies	1,277,180	573,230
Other receivables	1,806,875	964,969
Other assets	1,085,311	806,019
Income taxes receivable	64,117	51,886
Deferred taxes	2,767,937	2,426,199

TOTAL CURRENT ASSETS	64,434,189	28,789,000

Property and equipment, net	29,214,572	28,801,497
Goodwill	83,817,902	83,723,888
Other indefinite life intangibles	1,124,988	795,988
Contracts, net of accumulated amortization of $6,796,107 at May 31, 2005, and $6,184,217 at August 31, 2004	1,793,637	2,405,526
Other intangibles, net of accumulated amortization of $653,824 at May 31, 2005, and $458,460 at August 31, 2004	123,190	318,554
Other non-current assets	64,843	430,434

TOTAL ASSETS	$180,573,321	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS (Unaudited)

	May 31, 2005	August 31, 2004
CURRENT LIABILITIES:
Accounts payable	$3,458,789	$2,772,608
Employee compensation and benefits	8,871,867	9,244,235
Medical claims payable	2,761,648	2,461,535
Accrued expenses and unearned revenue	10,982,276	8,750,459

TOTAL CURRENT LIABILITIES	26,074,580	23,228,837
Other noncurrent liabilities	2,229,721	1,570,386
Long-term debt	—	40,000,000
Deferred income taxes	5,756,161	4,641,257

TOTAL LIABILITIES	34,060,462	69,440,480

Commitments and contingencies
STOCKHOLDERS’ EQUITY: (1)
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 17,985,500 shares issued and 14,776,198 shares outstanding at May 31, 2005 and 14,535,500 shares issued and 10,943,478 shares outstanding at August 31, 2004	147,762	130,512
Additional paid-in capital	82,812,399	23,083,887
Retained earnings	63,552,698	54,148,512
Treasury stock, at cost, -0- shares at May 31, 2005 and 382,720 shares at August 31, 2004	—	(1,538,504)

	146,512,859	75,824,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,573,321	$145,264,887

(1)	The number of shares and per share amounts have been restated to reflect the impact of the upcoming June 15, 2005 two-for-one stock split.

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

Date: August 10, 2005

HORIZON HEALTH CORPORATION

By:	/s/ John E. Pitts
John E. Pitts
Senior Vice President –Finance and
Principal Financial Officer