Form 10-K
period 2005-08-31
HORIZON HEALTH CORP /DE/
filed 2005-11-14
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2005

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are “affiliates” of the registrant) at February 28, 2005 (the last business day of the most recently completed second fiscal quarter) was $186,607,488, based on the market price at the close of business on February 28, 2005.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of October 21, 2005 was 14,906,507.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held on January 20, 2006.

HORIZON HEALTH CORPORATION

PART I

ITEM 1. BUSINESS

Unless the context otherwise requires, whenever used herein the terms “Company”, “Horizon Health” and “Registrant” refer to Horizon Health Corporation and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement to by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully acquire and integrate facilities or businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Risk Factors

The business and prospects of the Company are subject to the risks described below and other portions of this report. If any of the following risks or other risks and uncertainties that are not yet identified or that we currently think are immaterial actually occur, our business, financial condition and results of operations could be materially and adversely affected.

If the availability and amount of reimbursements to our client hospitals or our owned facilites by third party payors decreases, then our revenue and earnings could decrease.

Insurers, managed care companies and governmental payors, including Medicare and Medicaid, have instituted cost containment measures designed to limit payments made to health care providers including our client hospitals and owned facilities. The availability and amount of the reimbursements impact the decisions of acute care hospitals regarding whether to offer behavioral health services pursuant to management contracts with us, as well as their decisions on whether to renew such contracts and the amounts paid to us thereunder.

On November 15, 2004, Centers for Medicare and Medicaid Services (CMS), a federal agency within the U.S. Department of Health and Human Services (HHS), published final regulations adopting a prospective payment system (PPS) for inpatient behavioral health services, which have historically been reimbursed based on reasonable cost, subject to a discharge ceiling. CMS has begun phasing in the PPS over a four-year period. The new system will pay inpatient behavioral health facilities a per diem base rate to be adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric coexisting conditions that may complicate treatment and age. The final regulations only provide for stop loss payments at 70% of the amount that behavioral health facilities and units in general acute care hospitals would have received under the old payment system. This could have an adverse effect on the reimbursement for the patient services provided in the units in general acute care hospitals that we manage, which could result in a reduction in revenues that we earn under our management contracts with such client hospitals.

On May 7, 2004, CMS published a final rule to modify the criteria for being classified as an inpatient rehabilitation facility. The final rule, known as the “75% Rule,” generally requires that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule has a four-year phase-in period and eliminates polyarthritis and other medical conditions as qualifying medical conditions. As a result, certain patients that previously satisfied a qualifying medical condition do not meet a qualifying medical condition under the new rule. The final rules together with similar prospective payment rules previously adopted for physical rehabilitation services have resulted and may continue to result in decreased reimbursements to our client hospitals which has led and may continue to lead to, among other things, renegotiated contract management fees which could have an adverse effect on our revenues from rehabilitation programs we manage.

The Medicare and Medicaid programs are subject to additional statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings and funding restrictions, any of which could have the effect of limiting or reducing reimbursement levels to general acute care hospitals and freestanding behavioral health facilities for behavioral health and physical rehabilitation services provided by programs we manage or facilities we own/operate. Other future federal and state legislation and regulations may also result in reductions in the payments we receive for our services.

With regard to the prospective payment system for services provided by inpatient behavioral health care hospitals the per diem amounts are calculated in part based on national averages, but will be adjusted for specific facility characteristics that increase the cost of patient care. The base rate per diem is intended to compensate a facility for costs incurred to treat a patient with a particular diagnosis, including nearly all labor and non-labor costs of furnishing covered inpatient behavioral health care services as well as routine, ancillary and capital costs. Payments rates for individual inpatient facilities will be adjusted to reflect geographic difference in wages and will allow additional outlier payments for expenses associated with extraordinary cases. Additionally, rural providers will receive an increased payment adjustment. Medicare will pay this per diem amount, as adjusted, regardless of whether it is more or less than a hospital’s actual costs. The per diem will not, however include the costs of bad debt and certain other costs that are paid separately.

Future federal and state legislation may reduce the payments we receive for our services.

Insurance and managed care companies and other third parties from whom we receive payment in our owned hospitals are increasingly attempting to control health care costs by requiring that facilities discount their fees in exchange for exclusive or preferred participation in their benefit plans. This trend may continue and may reduce the payments received by us for our services.

A significant number of our management contracts require us to refund or renegotiate some or all of our management fee if either reimbursement for services provided to patients of the program we manage is denied or the fee paid to us is denied as a reimbursable cost. Medicare retrospectively audits cost reports of client hospitals upon reimbursement for services rendered.

Some of our management contracts provide for renegotiation of their terms if the Medicare or Medicaid reimbursement for the mental health or physical rehabilitation services provided by the client hospital drop below a certain level. Any significant decrease in Medicare or Medicaid reimbursement levels, the imposition of significant restrictions on participation in the Medicare or Medicaid programs, or the disallowance of any significant portion of a hospital’s costs, including the management fee paid to us, may reduce our revenues.

Furthermore, facilities which offer behavioral health or physical rehabilitation programs now or hereafter managed or owned/operated by us may not satisfy the requirements for participation in the Medicare or Medicaid programs.

Recently acquired businesses and facilities, and businesses or facilities acquired in the future, will expose us to increased operating risks.

We acquired two freestanding behavioral health facilities in fiscal 2004, and three freestanding behavioral health facilities in fiscal 2005. As part of our growth strategy, we intend to continue to pursue additional acquisitions, leases, joint ventures and similar transactions.

This expansion exposes us to additional business and operating risks and uncertainties, including:

•	the ability to effectively assimilate and manage acquired behavioral health facilities;

•	the ability to realize our investment in the acquired behavioral health facilities;

•	the diversion of management’s time and attention from other business concerns;

•	the risks of entering markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees of the acquired behavioral health facilities;

•	the risk that an acquisition could reduce our future earnings;

•	the exposure to unknown liabilities; and

•	our ability to meet contractual obligations.

If we are unable to assimilate activities of the acquired behavioral health facilities and manage this expansion efficiently or effectively, or are unable to attract and retain additional qualified management personnel to run the expanded operations, it could result in financial expenditures and increased demands on management’s time and could have a material adverse effect on our business, financial condition and results of operations.

If we fail to improve the operations of acquired inpatient facilities, we may be unable to achieve our growth strategy.

We may be unable to maintain or increase the profitability of, or operating cash flows at, any existing hospital or other acquired inpatient facility, effectively integrate the operations of any acquisition or otherwise achieve the intended benefit of our growth strategy. To the extent that we are unable to enroll in third party payor plans in a timely manner following an acquisition, we may experience a decrease in cash flow or profitability.

If competition decreases our ability to acquire additional inpatient behavioral health facilities on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire inpatient behavioral health facilities in attractive markets. Some of our competitors have greater financial resources and a larger, more experienced development staff focused on identifying and completing acquisitions. In addition, we may compete with not-for-profit entities that operate on a tax-exempt basis.

Regulatory requirements regarding inpatient behavioral health facilities could delay or prevent the acquisition of additional facilities.

Some behavioral health facility acquisitions may require a longer period to complete than acquisitions in other industries and may be subject to additional regulatory uncertainty. Many states have adopted legislation restricting the sale or other disposition of facilities operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. In addition, the acquisition of facilities in certain states requires advance regulatory approval under “certificate of need” or state licensure regulatory regimes. These state-level procedures could seriously delay or even prevent us from acquiring inpatient facilities, even after significant transaction costs have been incurred.

Additional financing may be necessary to fund our acquisition program and capital expenditures, and the financing may not be available when needed or may subject us to risks.

Our acquisition program requires substantial capital resources. Likewise, the operation of existing inpatient behavioral health facilities requires ongoing capital expenditures for renovation, expansion and the upgrade of equipment and technology. Our level of indebtedness at any time may restrict our ability to borrow additional funds. If we are not able to obtain financing, we may not be able to consummate acquisitions or undertake capital expenditures.

Although we currently have no outstanding borrowed indebtedness, we expect to incur additional indebtedness in the future.

Our borrowed indebtedness could have important consequences, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring that a portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our ability to sell assets, including capital stock of our restricted subsidiaries, merge or consolidate with other entities, and engage in transactions with our affiliates;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the health care industry;

•	restricting our ability or the ability of our restricted subsidiaries to pay dividends or make other payments; and

•	placing us at a competitive disadvantage to our competitors that have less indebtedness.

In addition, our revolving credit facility requires us to maintain and meet specified financial ratios and tests that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general business and economic conditions, may affect our ability to meet those financial ratios and tests. A breach of any of these covenants would result in a default under our revolving credit facility. If an event of default under our revolving credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued, but unpaid, interest, to be immediately due and payable.

Failure to renew contracts or extend contracts on the same terms may result in a significant decrease in our revenue.

Approximately 47.5% of our revenues for the year ended August 31, 2005 were derived from management contracts with general acute care hospitals to manage behavioral health and physical rehabilitation clinical programs of those hospitals. The contracts generally have initial terms of three to five years and many have automatic renewal terms subject to termination by either party. The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied or by us under various other circumstances. Although our management contracts are frequently renewed or extended prior to their stated expiration dates, some contracts expire without renewal and others are terminated by us or the client hospital for various reasons prior to their scheduled expiration. Our continued success is subject to the ability to renew or extend existing management contracts and obtain new management contracts. Contract renewals and extensions are likely to be subject to competing proposals from other contract management companies as well as consideration by certain hospitals to convert from independently managed programs to programs operated internally or to terminate their programs in order to reassign patient beds for other health care purposes. A client hospital may not continue to do business with us following expiration or termination of its management contract. In addition, any limitations or reductions in reimbursements for services provided by programs managed by us could result in a reduction in the management fees paid to us or the early termination of existing management contracts and would adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts. The termination or non-renewal of a material number of management contracts could result in a significant decrease in our net revenues.

If we fail to comply with extensive laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

The health care industry is required to comply with extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•	billing for services;

•	relationships with physicians and other referral sources;

•	adequacy of medical care;

•	quality of medical equipment and services;

•	qualifications of medical and support personnel;

•	confidentiality, maintenance and security issues associated with health-related information and medical records;

•	licensure;

•	hospital rate or budget review;

•	operating policies and procedures; and

•	addition of facilities and services.

Among these laws are the anti-kickback provision of the Social Security Act (the Anti-kickback Statute) and the provision of the Social Security Act commonly known as the “Stark Law.” These laws impact the relationships that certain health care providers, including our client hospitals and the behavioral health facilities we operate, may have with physicians and other referral sources.

The Office of Inspector General (OIG) of HHS has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute. The current relationships that our client hospitals or we have with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute.

In order to comply with the Stark Law, the financial relationships between certain health care providers and physicians and their immediate family members must meet an exception. We structure and believe our client hospitals structure our respective relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions, some of which are still under review, are detailed and complex, and certain of these relationships may not fully comply with the Stark Law.

If we fail to comply with the Anti-kickback Statute, the Stark Law or other applicable laws and regulations, we could be subjected to penalties, including criminal penalties, civil penalties (including the loss of our licenses to operate one or more inpatient behavioral health facilities), and exclusion of one or more of our inpatient behavioral health facilities from participation in the Medicare, Medicaid and other federal and state health care programs. In addition, if we do not operate our inpatient facilities in accordance with applicable law, the facilities may lose their licenses or the ability to participate in third party reimbursement programs. Our client hospitals face similar risks.

Different interpretations or enforcement of these laws and regulations could subject our current or past practices or our client hospitals to allegations of impropriety or illegality or could require us or our client hospitals to make changes in our respective facilities, equipment, personnel, services, capital expenditure programs and operating expenses. A determination that we or our client hospitals have violated these laws or regulations, or the public announcement that we or they are being investigated for possible violations of these laws or regulations, could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, other similar legislation or regulations at the federal or state level may be adopted.

We may be required to spend substantial amounts of capital to comply with legislative and regulatory initiatives relating to privacy and security of patient health information and standards for electronic transactions.

There are currently numerous legislative and regulatory initiatives at the federal and state levels addressing patient privacy and security concerns. In particular, federal regulations issued under the Health Insurance Portability Accountability Act of 1996 (HIPAA) contain provisions that have required, and in the future may require, our facilities to implement costly new computer systems and to adopt business procedures designed to protect the privacy and security of each of their patients’ individually identifiable health and related financial information. The privacy regulations have had a financial impact on the health care industry because they impose extensive new administrative requirements, restrictions on the use and disclosure of individually identifiable patient health and related financial information, provide patients with new rights with respect to their health information and require our inpatient facilities to enter into contracts extending many of the privacy regulation requirements to third parties who perform functions on our behalf involving health information.

On February 20, 2003, HHS issued final security regulations under HIPAA. Compliance with these security regulations was required by April 21, 2005 for most health care organizations, including our inpatient facilities. These security regulations require our inpatient facilities to implement administrative, physical and technical safeguards to protect the integrity, confidentiality and availability of electronically received, maintained or transmitted patient individually identifiable health and related financial information. Compliance with these regulations requires substantial expenditures that could negatively impact our financial results. In addition, our management has spent, and may spend in the future, substantial time and effort on compliance measures.

HHS has issued regulations requiring most health care organizations, including our behavioral health facilities, to use standard data formats and code sets when electronically transmitting information in connection with several types of transactions, including health claims, health care payment and remittance advice and health claim status transactions. Violations of the privacy, security and transaction regulations could subject our inpatient facilities to civil penalties of up to $25,000 per calendar year for each provision contained in the privacy, security and transaction regulations that is violated and criminal penalties of up to $250,000 per violation for certain other violations.

We face significant uncertainties associated with health care legislation.

In addition to extensive government health care regulation, there are numerous initiatives on federal and state levels for comprehensive reforms affecting the payment for and availability of health care services. We are not certain what legislation on health care reform may ultimately be proposed or enacted or whether other changes in the administration or interpretation of governmental health care programs will occur. Currently proposed or future health care legislation or other changes in the administration or interpretation of governmental health care programs may have an adverse effect on us.

Other companies within the health care industry continue to be the subject of federal and state investigations, which increases the risk that we may become subject to investigations in the future.

Both federal and state government agencies as well as private payors have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of health care organizations. These investigations relate to a wide variety of topics, including:

•	cost reporting and billing practices;

•	quality of care;

•	financial relationships with referral sources;

•	medical necessity of services provided; and

•	treatment of uninsured patients.

The OIG and the U.S. Department of Justice (DOJ) have, from time to time, undertaken national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Moreover, health care providers are subject to civil and criminal false claims laws, including the federal False Claims Act, which allows private parties to bring whistleblower lawsuits against private companies doing business with or receiving reimbursement under federal health care programs. Some states have adopted similar state whistleblower and false claims provisions. Publicity associated with the substantial amounts paid by other health care providers to settle these lawsuits may encourage our current and former employees and other health care providers to bring whistleblower lawsuits. Any investigations of our client hospitals or us could result in significant liabilities or penalties as well as adverse publicity.

We may be subject to claims and legal actions for damages and other expenses that are not covered by insurance.

In late 1999, a civil qui tam lawsuit brought under the Federal False Claims Act was filed under seal naming our psychiatric contract management subsidiary, Horizon Mental Health Management, Inc., as one of the defendants in the lawsuit. In March 2001, the relators served the complaint in the lawsuit. The lawsuit is United States ex reI Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, RN, Plaintiffs, v. ColumbialHCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (Part of Civil No. 99-3311 (RCL)), United States District Court for the District of Columbia. The DOJ had previously declined to intervene in the lawsuit. The complaint alleges that certain of our on-site personnel acted in concert with other non-Company personnel to improperly inflate certain

Medicare reimbursable costs associated with psychiatric services rendered at a Tennessee hospital prior to August 1997. The complaint also alleges that the same actions occurred at other hospitals owned by the owner of the Tennessee hospital, a co-defendant in the suit, some of which also had management contracts with the Company. The parties are in discovery proceedings and there is no trial setting. Any judgment in this suit against us would not be covered by insurance.

In early December 2000, we were served with a DOJ subpoena issued by the U.S. Attorney’s Office for the Northern District of California. The subpoena requested the production of documents related to certain matters such as patient admissions, patient care, patient charting and marketing materials, pertaining to hospital geropsychiatric programs managed by us. We furnished documents relating to one facility in response to the subpoena in January 2001. After we met with the DOJ in December 2002 and furnished additional information, the DOJ subsequently declined to intervene in the suit. In November 2004, the relators served the complaint. The lawsuit is United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, a Delaware Corporation, Summit Medical Center, a California Corporation, and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-00-1303 SBA, United States District Court for the Northern District of California. The complaint alleges primarily that patients admitted to two behavioral health programs managed by us did not meet admission criteria and therefore were inappropriately admitted. No discovery proceedings have been conducted in the case and there is no trial setting. Any judgment in this suit against us would not be covered by insurance.

The Company is a party to a lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The complaint alleges various violations of California wage and hour laws and seeks the recovery of substantial amounts for wages, fines, penalties and attorneys fees. The case is filed as a private attorney general action under Section 17200 of the California Business and Profession Code. The Company considers that it is entitled to indemnity from Obstetrical Nurses, Inc., a predecessor to ProCare One Nurses, LLC for liability relating to a portion of the claims and has asserted a claim for indemnity in a separate lawsuit. The parties are engaged in discovery proceedings. The case is filed as a class action, but the court recently denied the motion for class certification. Any judgment in this suit against us would not be covered by insurance.

We are, and may be in the future, party to litigation arising in the course of our business. Our insurance policies may not be adequate to substantially cover liabilities arising out of those claims or even cover any of such claims. Any material claim that is not covered by insurance may have an adverse effect on our business. Claims against us, regardless of their merit or outcome, may also have an adverse effect on our reputation and business.

Facilities acquired by us may have unknown or contingent liabilities, including liabilities related to patient care and liabilities for failure to comply with health care laws and regulations, which could result in large claims and significant defense costs. Although we generally seek indemnification covering these matters from prior owners of facilities we acquire, such indemnification is often limited and material liabilities for past activities of acquired facilities may exist and such prior owners may not be able to satisfy their indemnification obligations. We are also susceptible to being named in claims brought related to patient care and other matters at inpatient facilities owned by third parties and at which we provide contract management services.

The loss of our key management personnel or our inability to attract and retain qualified clinical management, marketing and other personnel could have a material adverse effect on our business operations.

Our continued success depends upon our executive officers and members of our management team, the loss of one or more of whom could adversely affect our business operations. Our success and growth strategy also depend on our ability to attract and retain qualified clinical, management, marketing and other personnel. We compete with general acute care hospitals and other health care providers for the services of psychiatrists, psychologists, social workers, therapists, physical therapists and other clinical personnel. Demand for clinical personnel for physical rehabilitation purposes is high and they are often subject to competing offers of employment. We may not be able to attract and retain the qualified personnel necessary for our business in the future.

We operate in a highly competitive environment. If we do not compete effectively in our markets, then we could lose market share.

The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the types of companies providing services. We compete with several national competitors and many regional and local competitors, some of which have greater resources than us. In addition, acute care hospitals could elect to manage their own behavioral health or physical rehabilitation programs.

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

In addition, acute care hospitals offering behavioral health and physical rehabilitation programs managed by us compete for patients with other providers of behavioral health care services, including other acute care hospitals, freestanding behavioral health facilities, independent psychiatrists and psychologists, and with other providers of physical rehabilitation services, including other acute care hospitals, freestanding rehabilitation facilities and outpatient facilities.

There are potential risks associated with our goodwill and other intangible assets.

At August 31, 2005, goodwill and net intangible assets represented 43.0% of our total assets. In the event we are sold or liquidated, the value of our intangible assets may not be realized. In addition, any significant decrease in the value of our intangible assets could have a material adverse effect on us.

Under current generally accepted accounting principles, we are required to test impairment of goodwill and intangible assets at least annually. Because of the significance of goodwill and the identified indefinite lived assets to our consolidated balance sheet, impairment analyses are important. Changes in key assumptions about our business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on our financial condition and results of operations.

As a provider of health care services, we are subject to claims and legal actions by patients and others.

We are subject to medical malpractice and other lawsuits due to the nature of the services we provide. Facilities acquired by us may have unknown or contingent liabilities, including liabilities related to patient care and liabilities for failure to comply with health care laws and regulations, which could result in large claims and significant defense costs. Although we generally seek indemnification covering these matters from prior owners of facilities we acquire, material liabilities for past activities of acquired facilities may exist and such prior owners may not be able to satisfy their indemnification obligations. We are also susceptible to being named in claims brought related to patient care and other matters at inpatient facilities owned by third parties and operated by us.

To protect ourselves from the cost of these claims, professional malpractice liability insurance and general liability insurance coverage is maintained in amounts and with deductibles common in the industry. There are no assurances that our insurance will cover all claims (e.g., claims for punitive damages) or that claims in excess of our insurance coverage will not arise. A successful lawsuit against us that is not covered by, or is in excess of, our insurance coverage may have a material adverse effect on our business, financial condition and results of operations. This insurance coverage may not continue to be available at a reasonable cost, especially given the significant increase in insurance premiums generally experienced in the health care industry.

We depend on our relationships with physicians who use our inpatient facilities.

Our business depends upon the efforts and success of the physicians who provide health care services at our inpatient facilities and the strength of the relationships with these physicians.

Our business could be adversely affected if a significant number of physicians or a group of physicians:

•	terminate their relationship with, or reduce their use of, our inpatient facilities;

•	fail to maintain acceptable quality of care or to otherwise adhere to professional standards;

•	suffer damage to their reputation; or

•	exit the market entirely.

Our stock price could be volatile.

•	The market price of our common stock could fluctuate significantly in response to various factors, including:

•	problems achieving revenue enhancements and operating efficiencies;

•	actual and estimated earnings and cash flows;

•	quarter-to-quarter variations in operating results;

•	changes in market conditions in the behavioral health care industries;

•	changes in general economic conditions;

•	fluctuations in the securities markets in general;

•	operating results differing from analysts’ estimates; and

•	changes in analysts’ earnings estimates.

General Overview

Horizon Health is a health care services provider with focus on its two core competencies of behavioral health and physical rehabilitation clinical services. There were two significant changes to the structure of the reportable service groups during the fourth quarter of fiscal year 2005. As a result of the growth in the Company’s free-standing behavioral health care hospital business, which increased to five during fiscal year 2005 (two of which were acquired in the fourth fiscal quarter), management determined that it would disaggregate the hospitals and report them as a separate service group. Additionally, as a result of the sale of the Company’s temporary nurse staffing business on August 29, 2005, ProCare One Nurses is no longer reflected as a service group of the Company. Therefore, the Company’s reportable service groups are: (1) Behavioral Health Contract Management Services, including psychiatric outcomes measurement services (2) Behavioral Health Hospital Services, comprised of the Company’s owned or leased behavioral health care facilities, (3) Physical Rehabilitation Contract Management Services, and (4) Employee Assistance Program Services (“EAP Services”). For the year ended August 31, 2005, the revenues of such business service groups constituted 39%, 29%, 8% and 23%, respectively, of the total revenues of the Company from continuing operations. See Note 15 “Segment (Service Group) Information” to the Consolidated Financial Statements of the Company included elsewhere herein for financial information regarding the business segments (service groups) of the Company.

During fiscal year 2005, the Company offered, on an at risk basis, managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group. As of August 31, 2005, all contracts for managed behavioral healthcare services on an at-risk basis were terminated as discussed in previous filings during the fiscal year. During fiscal year 2005, the Company offered specialized temporary nurse staffing services to acute care hospitals through ProCare One Nurses. In previous filings the Company indicated that it was evaluating various alternatives to this line of business. ProCare One Nurses was sold on August 29, 2005 and the Company no longer provides these services. See Note 6 “Discontinued Operations” and Note 16 “EAP Services Reorganization and Related Impairments” to the Consolidated Financial Statements of the Company included elsewhere herein this document.

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

The Company has indicated that it will focus future growth, both internal and through acquisitions, primarily in the area of behavioral health clinical services.

Recent Developments

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note is in the amount of $2.1 million payable in six months and the other promissory note is in the amount of $2.0 million payable quarterly over three years. The sale resulted in a $4.8 million loss to the Company.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital from Mountain State Behavioral Health Services, LLC and the stock of an affiliated management company located in Huntington, West Virginia for approximately $11.0 million. The hospital is a 165-bed behavioral health facility offering programs for adults, adolescents, children and families.

On July 21, 2005, the Board of Directors of the Company at a regular board meeting increased the size of its Board of Directors to eight and elected C. Thomas Smith to fill the one resulting, newly created directorship.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital, a 192-bed behavioral health hospital and a 27-bed adult residential treatment center located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends Hospital was owned by the Thomas Scattergood Behavioral Health Foundation. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture. The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five years each.

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

On May 10, 2005, the Company announced that the Board of Directors had approved a two-for-one stock split to be effected in the form of a 100% stock dividend (the “Stock Split”), pursuant to which, on June 15, 2005, the Company distributed to each holder of record of Common Stock, par value $0.01 per share, of the Company at the close of business on May 31, 2005 (the “Record Date”), one additional share of Common Stock for each outstanding share of Common Stock held of record by such holder at the Record Date.

On May 2, 2005, the Company opened a new EAP Services call center in Lewisville, Texas. As a result, the call center operations in Philadelphia, Orlando, and Nashville were consolidated with the new call center, which was completed as of August 31, 2005.

Effective April 21, 2005, David K. White, Ph.D., was appointed as President and Chief Operating Officer of the Company. Ken Newman will remain and continue to serve as Chairman and Chief Executive Officer of the Company.

Effective March 16, 2005, the Company sold in a follow-on public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split.). The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.4 million. The Company utilized approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds was used for the acquisitions of Friends Hospital and River Park Hospital and for general corporate purposes.

On February 23, 2005, the Company announced that it had commenced a reorganization of its EAP Services group. The EAP Services group provides employee assistance programs to employers, behavioral health administrative services for employer benefit plans and third party payor plans, and managed behavioral health care at-risk services to managed care companies and employer plans. The reorganization involved the centralization of most of the business functions of the service group to Lewisville, Texas, where the National Support Center of the Company is located. The reorganization also involved focusing on employee assistance programs and terminating the managed behavioral health care at-risk contracts of the service group. These at-risk contracts had annual revenue of approximately $23.0 million with little or no margin associated with them. The Company has previously disclosed that it does not consider the at-risk managed behavioral health care business as part of its core competency. The termination of the at-risk managed care contracts is consistent with the Company’s renewed focus on its core competencies. The reorganization was completed August 31, 2005. The reorganization involved personnel changes as well as office location changes. It also involved a reduction in the total number of employees in the service group.

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

Services by Service Group

Behavioral Health Contract Management Services

The Company believes that there continues to be a viable market for behavioral health contract management services provided to acute care hospitals. The Company believes the hospital based clinical service delivery system for the behavioral health programs it manages is a cost efficient and effective model competitive with other forms of delivery systems in the marketplace. Acute care hospitals outsource key clinical departments to independent contract management companies for several reasons, including: (i) the expertise necessary for the development, management and operation of specialized clinical programs differs from that necessary for traditional medical/surgical services, (ii) acute care hospitals often lack access to the skilled professionals and support staff needed to operate specialized clinical programs, (iii) acute care hospitals often lack expertise in community education activities required to support specialized clinical programs, and (iv) acute care hospitals often lack expertise necessary to design and operate specialized clinical programs that satisfy regulatory, licensing, accreditation and reimbursement requirements.

A focus of the Company is developing behavioral health programs to accommodate patients needing different levels of care based on their presenting condition. Such levels include inpatient hospitalization as well as alternatives to inpatient hospitalization in order to ensure that each patient’s treatment regimen utilizes clinical resources effectively. The Company believes that acute care hospitals need to be able to offer a broad array of behavioral health care services in order to develop or participate in integrated delivery systems responsive to the changing demands of governmental payors, managed care companies and other third-party payors. Acute care hospitals are able to provide their mix of behavioral health patients (as to age, acuity, comorbidity, etc.) with needed medical and surgical care on-site. Furthermore, acute care hospitals are eligible to receive reimbursement under the Medicaid program for behavioral health care provided to Medicaid-eligible adults, unlike freestanding psychiatric hospitals, which are not presently eligible.

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

The Company intends to continue to emphasize the area of behavioral health programs for the elderly (“geropsychiatric programs”). At August 31, 2005, approximately 61.7% of the behavioral health treatment programs managed by the Company were geropsychiatric programs. Many elderly patients with short-term behavioral illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care. The Medicare program currently reimburses acute care hospitals at least 92.5%, in calendar year 2005, of their cost of providing these services, which includes the Company’s management fee as well as allocated overhead costs to the facility. The Medicare program also allows reimbursement for partial hospitalization on a specified fee for service basis that facilitates the ability to treat patients in the most cost-effective environment. The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting acute care hospitals in receiving approval for inpatient programs as distinct part units to qualify for reimbursement under Medicare. Approval of an inpatient program as a distinct part unit is significant to client acute care hospitals because services provided in distinct part units are exempt from predetermined acute care hospital reimbursement rates. Services provided in such distinct part units have been reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below. As discussed below in the “Government Regulations” section, a Medicare prospective payment system was implemented for cost reporting years beginning on January 1, 2005 for inpatient behavioral health services.

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

CQI+ Mental Health Outcomes Measurement

The Company began offering its proprietary CQI+ Outcomes Measurement System in 1994. The CQI+ System provides a qualitative and quantitative tool for behavioral health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care. The CQI+ Outcomes Measurement System provides outcome information regarding the effectiveness of a hospital’s behavioral health programs. The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided and to demonstrate the benefits of its programs to patients and providers. The CQI+ System also provides the Company with a valuable tool for demonstrating clinical results of the behavioral health programs managed by the Company and for marketing its management services to other acute care hospitals. The Company provides outcome measurement services to acute care hospital-based programs as well as freestanding psychiatric hospitals. The Company’s CQI+ System is included on the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) list of acceptable ORYX outcome measurement systems. The Company is committed to meeting the requirements as established by JCAHO. As of August 31, 2005, 52 of the Company’s behavioral health management contracts included the CQI+ System and there were an additional 61 stand-alone contracts. Since offering the CQI+ System, the Company has compiled a proprietary database containing de-identified patient outcome measurement data on approximately 159,000 patients. Sample data is typically collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge. Quarterly outcome reports include a summary of patient characteristics and outcome measures. The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data. With the continued emphasis on enhancing patient care, accountability and the JCAHO accreditation requirement, the Company believes that its CQI+ System is an important component of the behavioral health services it provides.

Behavioral Health Hospital Services

The Company’s behavioral health care facilities offer a wide range of inpatient behavioral health care services for children, adolescents and adults. Our inpatient facilities work closely with mental health professionals, including licensed professional counselors, therapists and social workers; psychiatrists; non-psychiatric physicians; emergency rooms; school systems; insurance and managed care organizations; company-sponsored employee assistance programs; and law enforcement and community agencies that interact with individuals who may need treatment for behavioral illness or substance abuse. Those clients not meeting the established criteria for inpatient care may qualify for outpatient care or a less intensive level of care also provided by the facility.

Inpatient psychiatric treatment is the most intensive level of care, including 24-hour skilled nursing observation and care, daily interventions and oversight by a psychiatrist and intensive, highly coordinated treatment by a physician-led team of behavioral health professionals. Every patient admitted to our acute inpatient facilities is assessed by a medical doctor within 24 hours of admission. Patients with non-complex medical conditions are monitored during their stay by the physician and nursing staff at the inpatient facility. Patients with more complex medical needs are referred to more appropriate facilities for diagnosis and stabilization prior to treatment. Patients admitted to our acute inpatient facilities also receive comprehensive nursing and psychological assessments within 24 to 72 hours of admission. Oversight and management of patients’ medication is performed by licensed psychiatrists on staff at the facility, and individual, family, and group therapy is performed by licensed counselors as appropriate to the patients’ assessed needs. Education regarding their illness is also provided by trained mental health professionals.

Our residential treatment centers offer longer-term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems. Our residential treatment centers provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social, and academic needs of the patient. Twenty-four hour observation and care is provided in our residential treatment centers, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy. Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy. Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged. Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility. Our residential treatment centers also provide academic programs by certified teachers to children and adolescent residents. These programs are individualized for each resident based on analysis by the teacher upon admission. Upon discharge, academic reports are forwarded to the resident’s school. Specialized programs for children and adolescents in our residential treatment centers include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component.

During the last two fiscal years, the Company has acquired the following facilities:

•	On August 1, 2005, the Company acquired the assets of River Park Hospital, a 165-bed behavioral health facility located in Huntington, West Virginia, and the stock of an affiliated management company through a stock purchase agreement.

•	On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital, a 192-bed behavioral health hospital and a 27-bed adult residential treatment center located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends Hospital was owned by the Thomas Scattergood Behavioral Health Foundation.

•	Effective January 1, 2005, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed behavioral health hospital located in Willoughby, Ohio, a suburb of Cleveland.

•	On June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities (three owned and two leased) with a total licensed capacity of 187 beds, in the central Virginia region.

•	On April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana. The Company operates the facility under the name “Michiana Behavioral Health Center”.

Physical Rehabilitation Contract Management Services

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

EAP Services

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

The Company frequently provides training to employer personnel for identifying troubled employees. Often an employer will refer an employee for consultation after observing a change in work performance. The Company believes that such early identification and resolution of productivity problems can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment. The Company’s EAP services can include a comprehensive array of work life information and referral sources if desired by the employer. Modes of access to services include internet, phone and face-to-face sessions, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional well-being. Through several acquisitions, as described in Note 5 “Acquisitions” in the Notes to Financial Statements included elsewhere herein, the Company has expanded its service offerings, including the ability to conduct EAP business in the State of California, through the acquisition of a limited Knox-Keene license.

During the fiscal year 2005, the Company also contracted with self-insured employers, insurance companies and HMOs to provide the managed behavioral health care component of the general health plans offered by such entities. The contracts were primarily on a full risk, capitated basis under which the Company was paid a set fee per month for each member of the respective health plan, however, a small portion of the contracts were structured on a stipulated fee-for-service basis. As a part of the reorganization of EAP Services, the Company terminated all of the managed behavioral health at-risk contracts during fiscal year 2005. The Company will continue its administrative services only business in which it is not at-risk for the cost of treatment services.

EAP services are provided primarily through a national network of independent EAP providers that have contracted with the Company to provide such services. The Company reimburses the independent network professionals and institutions on a negotiated fee-for-service basis. The clinical providers represent a broad range of treatment and case management specialties and are qualified to respond to the complete continuum of behavioral health concerns, pediatric to geriatric. The clinical providers include psychiatrists, nurses, psychologists, social workers, and other related behavioral health personnel. The Company believes that its relationships with health care providers and its expertise in the provision of behavioral health care services provide it with the capability to establish, operate and manage the network of health care professionals necessary to economically and adequately furnish such services.

Operations

Management Contracts

The Company operates its behavioral health and physical rehabilitation contract management businesses through a regional structure that includes management personnel officed in the regional territory and in the Company’s national support center (“NSC”) in the Dallas suburb of Lewisville, Texas. The structure is designed to maintain key operating employees of the Company in direct contact with clients. Each region is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to twelve management contract locations. Other regional personnel include clinical and other specialists who are available to provide assistance to the local programs and client hospital personnel.

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

The management contracts generally have a term of 3-5 years although some contracts have shorter or longer terms. Contracts are frequently renewed or amended prior to their stated expiration date. As of August 31, 2005, 2004 and 2003, the Company had successfully retained 88%, 88%, and 82%, respectively, of the management contracts in existence at the beginning of the respective fiscal year. Some contracts are terminated prior to their stated expiration date by mutual agreement of the parties or pursuant to early termination provisions included in the contract. The Company’s experience is that the most frequent reasons why the client acute care hospitals do not renew a contract is that the hospital desires to manage the program itself, the economic viability of the program has changed resulting in the hospital closing the program, or a change in hospital administration has occurred that results in a philosophical change regarding the use of contract managers.

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

Each operating region is responsible for training new employees, including formalized instruction and on-the-job training. Continuing education programs are also provided to employees. In addition, the Company has a centralized orientation program for new program directors and other program management personnel, an annual leadership conference for all program directors and other program personnel, and an on-going comprehensive Code of Conduct plan.

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

In addition, for mental health and physical rehabilitation programs, the Company generally contracts with a medical director on an independent contractor basis under which on-site administrative services for medical oversight of the program are provided. These contracts generally include nondisclosure, non-solicitation and non-competition covenants pursuant to which the medical director agrees not to solicit the Company employees for specified periods, disclose confidential information of the Company or render certain administrative or management services within specified time periods and geographic areas to any enterprise in competition with the Company or the programs it manages.

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

Contract Locations

At August 31, 2005, the Company had a total of 135 behavioral health and physical rehabilitation management contracts with acute care hospitals located in 36 states and the District of Columbia as shown below:

State	Number of Contracts	State	Number of Contracts
Alabama	3	Mississippi	7
Arkansas	9	Missouri	6
Arizona	1	Montana	2
California	11	Nebraska	1
Colorado	1	Nevada	1
Connecticut	1	New Jersey	2
District of Columbia	1	New York	6
Florida	2	North Carolina	6
Georgia	1	Ohio	8
Idaho	1	Oregon	3
Illinois	3	Pennsylvania	11
Indiana	1	South Carolina	2
Iowa	2	Tennessee	4
Kansas	2	Texas	8
Kentucky	4	Virginia	1
Louisiana	3	Washington	3
Maryland	1	West Virginia	1
Massachusetts	4	Wisconsin	2
Michigan	10

Client Hospitals

The Company’s management contract clients are primarily small to medium sized acute care hospitals often located in rural areas, but also include some large tertiary acute care hospitals. At August 31, 2005, approximately 77.0% of the Company’s management contracts were with community or religious based not-for profit acute care hospitals. The remaining contracts are with proprietary and nonproprietary for profit acute care hospitals.

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

Employee Assistance Services

The Company’s EAP Services group has positioned itself to compete as a nationally integrated organization to better service and market to a growing regional and national customer base, for stronger market identification, and to achieve operating efficiencies. The Company’s service centers are located in the Dallas, Texas; Denver, Colorado; and San Diego, California metropolitan areas.

EAP Services has a national network of independent EAP providers located in all 50 states. This service group has employees working in clinical management and administrative positions at its service centers. EAP Services also has employees performing sales and support services and administrative functions based at the NSC and its various operating locations.

Administration

The Company’s employees at its national support center provide company-wide support in finance, human resources, information technology, physician and program director recruitment, clinical compliance, risk management, auditing, and other administrative and executive services.

Sales and Marketing

The Company conducts direct sales activities for its behavioral health and physical rehabilitation contract management businesses. The Company compiles information of over 6,000 hospitals in the United States, with numerous clinical, operating and financial characteristics from numerous databases, as well as other sources and referrals, to identify prospective clients. Potential clients include acute care hospitals without existing behavioral health, physical rehabilitation or other programs as well as acute care hospitals with existing programs of which the Company could assume management. A select list of high priority candidates from these hospital profiles is systematically targeted based on criteria strategically formulated to identify acute care hospitals that are the most likely to need our services. This strategic approach allows the Company to maximize its resources in a more focused manner in order to achieve the goal of increased sales. Once identified, an internal telemarketing system is in place to contact and qualify the potential clients. A Vice President of Development, who typically acts as the point person on the sales team then contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed operating and financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client’s specific needs. The typical sales cycle for a management contract is approximately six to nine months. Operations and clinical management also participate in and support the sales process. The Company believes it has opportunity to cross-sell a range of services to client acute care hospitals and is pursuing such opportunities as a part of its business strategy.

The local and regional community education and marketing is led by clinical and business development representatives at each of the Company’s behavioral health care programs and facilities. These individuals manage relationships among a variety of referral sources and potential referral sources in their respective communities.

The Company’s EAP Services group markets employee assistance programs, including administrative service only programs, to employers both directly and through third party distribution channels. The Company assesses the individualized needs of the employer and its employees and customizes a program design accordingly.

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

The employee assistance marketplace includes six large national providers as well as a number of mid-size regional and small local providers. The primary factors affecting competition in the EAP business are the range and quality of services provided, the ease of access to the services and price. A significant number of employers of all sizes offer employee assistance services to their employees as the benefit is designed to proactively address workplace and personal issues early so as to avoid absenteeism and thereby increase productivity. Customers frequently require sophisticated data that provides information regarding clinical utilization and outcomes, patient and provider satisfaction, administrative performance, and other performance related information.

Customers

The Company has no individual customer comprising 10% or more of its consolidated revenue or on which its overall operations or financial results are substantially dependent. See the “General Overview” section of MD&A included elsewhere in for the number of customer contracts as of August 31, 2005 and other related information.

Employees

At September 30, 2005, the Company had approximately 2,804 employees. By operating service group and corporate offices, the employee counts are as follows:

Behavioral Health Contract Management Services	644
Behavioral Health Hospital Services	1,740
Physical Rehabilitation Contract Management Services	167
EAP Services	147
National Support Center	106

At September 30, 2005, the Company had contracts with 177 physicians as independent contractors to serve as medical directors providing administrative services for hospital clinical programs managed and hospital facilities owned/operated by the Company. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

The Company’s owned and operated facilities are properly licensed under the applicable state, local and federal rules and regulations. These facilities are also certified under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”). Should one of the Company’s owned facilities lose its certification under the Medicare and/or Medicaid program, that facility would no longer receive reimbursement from the Medicare and/or Medicaid programs. The Company believes that it’s owned facilities are in compliance in all material respects with current federal, state and local regulations governing their operation.

Provider-Based Rules

In April 2000, the Centers for Medicare and Medicaid Services, or “CMS” (formerly the Health Care Financing Administration or “HCFA”) of the U.S. Department of Health and Human Services (“HHS”) adopted new rules requiring a CMS determination that a facility has provider-based status before a provider can bill Medicare for the services rendered at the facility. On August 1, 2002 CMS issued amendments to the provider-based regulations, which in addition to requirements applicable to all provider based facilities, provide specific requirements for provider based status of “off-campus” locations and additional specific requirements applicable to “off-campus” locations operational under a management contract. In February 2002, it was clarified by CMS that inpatient rehabilitation units that are excluded from the inpatient prospective payment system for acute hospital services do not have to meet provider-based status in order to bill Medicare for services rendered to patients.

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

The Medicare program is administered by CMS, which adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by fiscal intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/ Blue Shield plans which contract with the Secretary of HHS (the “Secretary”) to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, CMS regulations, CMS transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation. Some fiscal intermediaries have developed Local Coverage Determinations (“LCD”). A LCD’s are rules established by a fiscal intermediary or carrier, which determines whether a particular service will be covered on an intermediary-wide or carrier-wide basis. This determination takes into account whether the service is reasonable and necessary in accordance with Section 1862(a)(1)(A) of the Social Security Act. The Company believes that the implementation of LCDs will have no material impact on the Company.

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

In order to receive reimbursement under the Medicare or Medicaid programs, each client or owned hospital or facility must meet applicable requirements promulgated by HHS relating to the type of facility, personnel, standards of patient care and compliance with all state and local laws, rules and regulations. The Company has a comprehensive code of conduct and regulatory compliance program and believes that the programs it manages and its owned hospitals comply in all material respects with applicable Medicare and Medicaid requirements.

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

Overview

Most of the Company’s client hospitals and its owned hospitals receive reimbursement under one or more of the Medicare or Medicaid programs, private insurers, including commercial and managed care plans, as well as reimbursement directly from patients for behavioral health and physical rehabilitation services provided in programs managed or owned by the Company. With respect to the management contracts, the Company is paid a fee directly by the client hospitals for its management services. While fees paid to the Company by client hospitals are generally not subject to or based upon reimbursement under the Medicare or Medicaid programs or from any other third-party payor, under many of its management contracts the Company is obligated to refund a portion of its fee if Medicare denies reimbursement for an individual patient treatment, or its fee if the fee paid to the Company is denied by Medicare as a reimbursable cost. Historically, such reimbursement amounts have been insignificant. However, since a substantial portion of the patients of the programs managed by the Company are covered by Medicare, changes which limit or reduce Medicare reimbursement levels could have a material adverse effect on the Company’s client hospitals and, in turn, on the Company

With respect to the Company’s owned facilities, all hospital facilities participating in the Medicare program and some Medicaid programs are required to meet certain financial reporting requirements. These requirements require the submission of annual cost reports identifying the medical expenses relative to the services provided by a given facility to Medicare beneficiaries and Medicaid dependents. Annual cost reports required under these programs are subject to routine governmental audits, which may result in adjustments to the amounts due to the provider under these reimbursement programs. These audits often require several years to reach the final entitlement earned by the provider under the programs. The Medicare fiscal intermediary issues a Notice of Program Reimbursement (“NPR”) after audit, and amounts due to or from the provider are determined. These amounts are due and payable within 30 days of receipt of the NPR. Providers have the right to appeal and contest issues identified in prior year cost report audits. As noted below, Medicare has enacted a prospective payment system for inpatient behavioral health services that is being phased in over several years.

The Company owns hospital facilities and employs individuals who provide medical and clinical services that are reimbursed by Medicare or Medicaid. The Company also provides contract management services to such providers for which the Company is not reimbursed by Medicare or Medicaid. Nevertheless, the Company could be considered subject to federal and state healthcare laws applicable to the provision of such services. While the Company believes that its relationships with its client hospitals, medical directors and other providers and the fee arrangements with its client hospitals are consistent with Medicare and Medicaid criteria, those criteria are often general and ambiguous in nature and subject to interpretation, sometimes differently by different Medicare fiscal intermediaries who administer the programs on behalf of the federal government. In addition, the federal government has been actively investigating health care providers for potential abuses. There can be no assurance that aggressive anti-fraud enforcement actions will not adversely affect the business of the Company.

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

Behavioral Health Reimbursement Changes

In the mid-1980’s, changes in reimbursement rates and procedures included the creation of the Prospective Payment System (“PPS”) using predetermined reimbursement rates for diagnosis related groups (“DRGs”). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals. Behavioral health services provided by an acute care hospital may qualify for an exemption as a distinct part unit (“DPU”). Freestanding psychiatric hospitals are also exempt from the DRG system. Psychiatric services provided by DPUs and freestanding psychiatric hospitals were reimbursed on an actual cost basis, subject to certain limitations for cost reporting periods beginning on or before December 31, 2004. The behavioral health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for exemption as DPUs, where desired. On November 15, 2004, CMS published a final rule for a prospective payment system for Medicare reimbursement for inpatient behavioral health services, including those provided by programs managed or facilities directly owned by the Company as discussed below. A substantial number of the behavioral health treatment programs managed by the Company are geropsychiatric programs for which the majority of the patients are covered by Medicare. Additionally, approximately 13% of the patients treated by the behavioral health hospitals owned by the Company are Medicare beneficiaries.

The Balanced Budget Refinement Act of 1999 mandated that PPS for inpatient psychiatric services be developed. On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS. The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service emergency departments. In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and incrementally decreases thereafter until day 22 of the patients stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement, during the PPS phase in period, for cost reporting years beginning in calendar year 2005. The Company cannot be definitive about the overall effect of the new PPS rules, which could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, PPS for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, decreased from $287 per day for 2004 to $281 effective January 1, 2005. On November 2, 2005, CMS decreased this rate by 15% to $246 effective January 1, 2006. However, the Company at this time has not ascertained specifically the effect of this change on a facilty-by-facilty basis and cannot be definitive about its overall effect. Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type of hospital.

Physical Rehabilitation Reimbursement Changes

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt DPU’s under a cost-based reimbursement system prior to January 1, 2002. Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS. As of September 1, 2003 all physical rehabilitation services have been transitioned to the PPS.

On August 15, 2005, CMS published a final rule to change the inpatient rehabilitation facility PPS to be effective October 1, 2005. The rule incorporates a market basket increase of 3.6% and an increase in the payment rate adjustment for inpatient rehabilitation facilities in rural areas from 19.14% to 21.30%. CMS is also incorporating a 1.9% across-the-board reduction in the standard payment amount based on recent evidence indicating that coding increases, rather than actual changes in patient acuity, have caused increases in payments to inpatient rehabilitation facilities. The final rule also refined the inpatient rehabilitation facility classification system to reflect recent data on case mix groups, relative weights and the impact of illnesses or conditions other than the admitting diagnosis on the costs of treating a beneficiary. In addition, the final rule adopted the revised Core Based Statistical Area (CBSA) market area definitions as announced by the Office of Management and Budget for inpatient rehabilitation facilities; however, the final rule allowed for a transition to the new CBSA designations. For Federal Fiscal Year 2006 the wage index will be a 50/50 blend of the MSA and CBSA designation wage indices and for Federal Fiscal Year 2007 only the CBSA designation wage index will be utilized. The Company does not believe this final rule will have a significant impact on its revenues from rehabilitation services.

CMS published final rules in the May 7, 2004 Federal Register to modify the criteria for being classified as an inpatient rehabilitation facility. The final rule, known as the “75% Rule”, generally requires that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule has a 4-year phase-in period to allow inpatient rehabilitation facilities time to adjust to the new rule. The first year compliance percentage is 50%; the second year percentage is 60%; the third year percentage is 65% and in the fourth year and thereafter, the compliance percentage is 75%. The final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet the specific qualifying medical condition required under the new rule. The final rule also added a new restrictive category for certain knee or hip joint replacements. The effective date for these final rules is for cost reporting periods beginning on or after July 1, 2004. The final rules as adopted, unless suspended or modified, could have an adverse effect on the rehabilitation programs managed by the Company.

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

The target rate limitations, the PPS limitations, and other rules such as the 75% Rule, have resulted, or may result, in some cases, in decreased amounts reimbursed to the Company’s client hospitals. This decrease in reimbursement has led, or may lead, in some cases, to the renegotiation of a lower contract management fee structure for the Company and in other cases has resulted, or may result, in termination or non-renewal of the management contract, or closure of the program. Similarly such limitations and rules to the extent applicable, have resulted or may result, in some cases, to lower reimbursements to the Company’s owned hospital facilities and could affect the continued viability of the particular services or of the hospital.

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

The Medicare and Medicaid anti-kickback statute, 42 U.S.C. d 1320a-7b, prohibits the knowing and willful solicitation or receipt of any remuneration “in return for” referring an individual, or for recommending or arranging for the purchase, lease, or ordering, of any item or service for which payment may be made under Medicare or a state health care program. In addition, the statute prohibits the offer or payment of remuneration “to induce” a person to refer an individual, or to recommend or arrange for the purchase, lease, or ordering of any item or service for which payment may be made under the Medicare or state health care programs. The statute contains exceptions for certain discounts, group purchasing organizations, employment relationships, waivers of coinsurance by community health centers, health plans, and practices defined in regulatory safe harbors.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
James K. Newman	61	Chief Executive Officer and Chairman of the Board
David K. White, Ph.D.	49	President and Chief Operating Officer
John E. Pitts	40	Executive Vice President, Finance and Chief Financial Officer
Donald W. Thayer	56	Executive Vice President, Acquisitions and Development
David K. Meyercord	58	Executive Vice President, Administration and General Counsel
Frank J. Baumann	46	Senior Vice President, Operations

James K. Newman has served as Chairman of the Board since February 1992. On April 28, 2003 he re-assumed the position of President and Chief Executive Officer of the Company, a position he held from July 1989 through August 1997. Mr. Newman served as a consultant to the Company from September 1997 through April 2003. Mr. Newman currently serves as a director of United Surgical Partners, Inc., a health care company engaged in the operation of ambulatory surgical centers, and of Telecare Corporation, a privately held behavioral health service provider.

David K. White, Ph.D. was appointed by the Board of Directors as President and Chief Operating Officer of the Company effective April 21, 2005. Dr. White had been Senior Vice President - Operations since November 1, 1998. Effective September 28, 2002, he was appointed President – Behavioral Health Services. He formerly served as Executive Vice President - Operations from February 1998 to October 1998. He was a Regional Vice President from September 1996 to January 1998. He also served as a Regional Director of Operations from April 1995 to August 1996. He was President and Chief Executive Officer of Charles River Health Management, Inc., a contract behavioral health management company focusing on the public and private sector, from December 1990 to November 1994.

John E. Pitts was promoted to Executive Vice President on September 20, 2005. Mr. Pitts was appointed as the Chief Financial Officer of the Company at the October 22, 2004 Board of Directors meeting following his appointment as Senior Vice President - Finance and Principal Financial Officer on September 10, 2004. He was formerly Vice President - Finance and Principal Accounting Officer since October 16, 2003 and had been Vice President—Controller since November 1, 2001. Mr. Pitts had previously served the Company in various accounting positions from December 9, 1993 through October 31, 2001.

Donald W. Thayer was promoted to Executive Vice President-Acquisitions and Development on September 20, 2005. Mr. Thayer had served as the Senior Vice President-Acquisitions and Development since September 2003. He formerly served as the Managing Director-Mergers and Acquisitions for B.C. Ziegler and Company from December 2001 to September 2003. From July 2000 to November 2001 he was an independent consultant working under multiple consulting agreements to provide acquisition and development services. Mr. Thayer served as Vice President-Acquisition and Development from July 1978 through July 2000 for Tenet Healthcare Corporation.

David K. Meyercord was promoted to Executive Vice President Administration and General Counsel on September 20, 2005. Mr. Meyercord joined the company as Senior Vice President and General Counsel on July 6, 2004. Effective September 10, 2004, his title was changed to Senior Vice President - Administration and General Counsel as a result of a change in responsibilities. Prior to July 2004, Mr. Meyercord had been a partner in the law firm of Strasburger & Price, LLP, a Dallas-based law firm. He had been a member of that law firm since 1975 and served as its managing partner from 1990 to 1998. He had represented the Company as outside general counsel since its inception.

Frank J. Baumann has been Senior Vice President – Operations since March 22, 1999. He was President – ProCare One Nurses from June 2002 to October 2003 and had oversight responsibility for that service group until its sale on August 29, 2005. He has been President – Physical Rehabilitation Services since March 1999. He formerly served as a Regional Vice President from March 1997 to March 1999. He was also a Regional Director of Operations from November 1996 to March 1997. He was Chief Executive Officer of Mountain Crest Behavioral Healthcare Systems, a freestanding psychiatric hospital, from August 1994 to November 1996.

Officers of the Company are elected by the Board of Directors of the Company and serve at the pleasure of the Board of Directors until their respective successors are elected and qualified.

ITEM 2. PROPERTIES

The Company’s National Support Center in the Dallas suburb of Lewisville, Texas, contains approximately 40,000 square feet of office and training facility space.

The space required for the behavioral health and physical rehabilitation programs managed by the Company is provided by the client acute care hospitals either within their existing facilities or at other locations owned or leased by the acute care hospitals.

For its freestanding behavioral health care facilities, the Company operates five owned or leased behavioral health care facilities with approximately 833 licensed beds in five states and leases 1,585 square feet of office space in Chester, Virginia with a lease term expiring in February 2010. During the fiscal year, Poplar Springs purchased a house with approximately 2,390 square feet that was converted into a group home. The following table sets forth the name, location, number of licensed beds and the acquisition date for each of the Company’s owned and leased behavioral health care facilities.

Facility	Location	Sq. Footage	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, Indiana	44,000	80	April 1, 2004
Poplar Springs Hospital	Petersburg, Virginia	120,390	187	June 1, 2004
Laurelwood Hospital	Willoughby, Ohio	93,657	160	January 1, 2005
Friends Hospital	Philadelphia, Pennsylvania	330,973	219	July 1, 2005
River Park Hospital	Huntington, West Virginia	179,232	165	August 1, 2005
River Park Hospital	Barboursville, West Virginia	31,355	22	August 1, 2005

For its employee assistance program and managed behavioral health care businesses, the Company leases approximately 29,920 square feet of office space primarily in the Dallas, Denver, and San Diego metropolitan areas, with smaller offices in various parts of the country, under lease terms expiring from January 2006 to June 2009. The Company also leases approximately 61,834 square feet under leases related to offices that the Company has, or will be vacating due to the reorganization and centralization of the Company’s EAP Services group, under lease terms expiring from September 2005 to April 2008. The majority of this space will be expiring in the short term or the Company is pursing sublease options.

In addition, the Company leases approximately 13,919 square feet in various locations throughout central Florida with lease terms expiring from March 2006 to June 2007. These four former clinic locations are currently being sublet due to the reorganization and centralization of the Company’s EAP Services group.

The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company’s business. Use of properties are predicated on existent needs to service customers pursuant to contracts that are subject to termination or non-renewal. The ability to vacate or sublease properties is subject to market conditions and other factors and exposes the Company to certain financial risks. Also see Note 14 “Commitments and Contingencies - Property Leases” to the Notes to the Consolidated Financial Statements included elsewhere herein.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings see the “Legal Proceedings” caption in Note 14 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders in the fourth fiscal quarter in fiscal 2005.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol “HORC”.

The following table sets forth the “intra-day” high and low sale prices per share for the Common Stock of the Company as reported by the NASDAQ National Market for the periods indicated:

	High	Low
Fiscal Year Ended August 31, 2005 (1):
June 1, 2005 – August 31, 2005	$27.21	$20.85
March 1, 2005 – May 31, 2005	22.64	17.50
December 1, 2004 – February 28, 2004	17.50	11.43
September 1, 2004 – November 30, 2004	12.00	10.15

Fiscal Year Ended August 31, 2004 (1):
June 1, 2004 – August 31, 2004	$13.24	$9.76
March 1, 2004 – May 31, 2004	13.25	11.02
December 1, 2003 – February 29, 2004	12.50	10.11
September 1, 2003 – November 30, 2003	12.38	8.98

(1)	The per share amounts have been restated to reflect the impact of the June 15, 2005 two- for-one stock split.

As of October 25, 2005, there were 358 stockholders of record of the Common Stock of the Company. As of September 30, 2005 (the most recent date that data was available to the Company) there were 1,872 beneficial owners of 100 or more shares of Common Stock of the Company.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2005, 2004 and 2003, and at August 31, 2005 and 2004, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2002 and 2001, and at August 31, 2003, 2002 and 2001, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Report, including Note 5, “Acquisitions” describing the Company’s various acquisitions in the periods presented.

	Fiscal Year Ended August 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$207,392	$161,824	$144,337	$138,402	$127,659

Cost of services	160,032	121,554	109,890	104,957	92,300
Selling, general and administrative	23,220	18,834	18,262	16,015	17,304
Provision for (recovery of) doubtful accounts	4,382	869	(910)	294	1,764
Impairment loss on building	1,015	—	—	—	—
Depreciation and amortization	3,387	2,795	2,419	2,752	4,510

Operating income	15,356	17,772	14,676	14,384	11,781
Interest and other income (expense), net	(1,298)	(1,307)	(559)	(383)	(462)

Income before income taxes, minority interest and discontinued operations	14,058	16,465	14,117	14,001	11,319
Income tax provision	5,332	6,252	5,395	5,418	4,529
Minority interest, net	(15)	—	—	—	—

Income from continuing operations	8,741	10,213	8,722	8,583	6,790

Discontinued operations:
(Loss) income from discontinued operations, net	(488)	562	860	341	—
Loss on disposal of discontinued operations, net	(3,102)	—	—	—	—

Discontinued operations	(3,590)	562	860	341	—

Net income	$5,151	$10,775	$9,582	$8,924	$6,790

Basic earnings per share-continuing operations (a)	$0.68	$0.94	$0.83	$0.80	$0.60
Basic earnings per share-discontinued operations (a)	(0.28)	0.05	0.08	0.03	—

Total basic earnings per share (a)	$0.40	$0.99	$0.91	$0.83	$0.60

Weighted average shares outstanding (a)	12,829	10,849	10,500	10,772	11,229

Diluted earnings per share-continuing operations (a)	$0.66	$0.90	$0.77	$0.73	$0.58
Diluted earnings per share-discontinued operations (a)	(0.27)	0.05	0.08	0.03	—

Total diluted earnings per share (a)	$0.39	$0.95	$0.85	$0.76	$0.58

Weighted average shares and dilutive potential common shares outstanding (a)	13,306	11,346	11,283	11,779	11,753

(a) The number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two- for-one stock split.

Balance Sheet Data (at end of period):
Cash and short-term investments	$8,089	$1,908	$1,973	$4,036	$1,981
Working capital	19,490	5,560	1,249	2,899	615
Intangible assets (net) (1)	81,084	87,244	74,882	68,666	57,260
Total assets	188,543	145,265	102,329	92,585	77,180
Total debt	—	40,000	14,000	10,000	6,900
Stockholders’ equity	143,121	75,824	63,792	60,733	50,998

	Aug. 31, 2005	May 31, 2005	Feb. 28, 2005	Nov. 30, 2004	Aug. 31, 2004	May 31, 2004	Feb. 29, 2004	Nov. 30, 2003	Aug. 31, 2003
Statistical data:
Covered lives (000’s)	4,063	3,981	3,819	3,714	3,569	3,358	3,331	3,339	3,327
Number of Contract Locations (2):
Contract locations in operation	123	126	127	128	132	129	134	133	127
Contract locations signed and unopened	12	13	14	11	8	12	9	10	15

Total contract locations	135	139	141	139	140	141	143	143	142

Services Covered by Contracts in Operation (2):
Inpatient	121	124	125	126	129	126	134	132	126
Partial hospitalization	10	10	11	15	17	19	20	22	25
Outpatient	21	21	23	23	24	22	21	21	21
Home health	1	2	2	2	2	2	2	2	3
CQI+	110	111	109	109	105	108	107	106	109
Types of Treatment Programs in Operation (2):
Geropsychiatric	79	80	80	85	85	85	87	85	87
Adult psychiatric	43	45	45	44	49	48	47	47	48
Substance abuse	2	2	3	4	4	4	4	4	4
Physical rehabilitation	28	29	32	32	33	30	37	37	32
Other behavioral health	4	4	4	4	4	5	5	8	8

Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (000’s)	$23,179	$16,110	$12,175	$9,114	$10,069	$1,789	—	—	—
Number of facilities at period end	5	3	3	2	2	1	—	—	—
Licensed Beds (3)	833	427	427	267	267	80	—	—	—
Weighted average available beds	538	357	316	241	177	53	—	—	—
Patient days	36,418	25,026	21,196	17,756	19,639	3,171	—	—	—
Admissions	2,807	1,777	1,314	847	1,041	215	—	—	—
Average length of stay	13.0	14.1	16.1	21.0	18.9	14.8	—	—	—
Revenue per patient day	$636	$644	$574	$513	$513	$564	—	—	—
Occupancy based on weighted average available beds	73.6%	76.2%	74.5%	81.0%	72.5%	65.0%	—	—	—

As of August 31, 2005 the licensed bed mix consisted of 585 Acute and 248 Residential Treatment Center (“RTC”) beds.

(1)	Intangible assets consist of goodwill, as well as service contract valuations, non-compete agreements and trademarks related to various acquisitions of the Company.
(2)	Includes only the Company’s behavioral health care and physical rehabilitation management contracts.
(3)	Includes only the Company’s owned/leased behavioral health facilities of which the first acquisition occurred in April of 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Horizon Health Corporation is a health care services provider. The Company is (i) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, (ii) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents and adults, and (iii) a provider of employee assistance programs.

The Company plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and enhance its position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client acute care hospitals and the continuum of care it provides. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of behavioral health and physical rehabilitation programs to client acute care hospitals. In addition, the Company capitalizes on its expertise in managing the delivery of behavioral health services by directly offering employee assistance programs to employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to employers and to their respective employees.

In conjunction with the Company’s growth initiatives, its strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities. During fiscal year 2004, the Company acquired two hospital facilities and acquired/leased three additional facilities during fiscal year 2005. The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, the strengthening of referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

At August 31, 2005, the Company owned/operated five behavioral health care facilities with a total of 833 licensed beds in five states. Additionally, the Company had 104 behavioral health management contracts and 31 physical rehabilitation management contracts at acute care hospitals located in 36 states and the District of Columbia; 113 CQI+ mental health outcomes measurement contracts; and 1,097 contracts to provide employee assistance programs and managed behavioral health services covering in excess of 4.0 million lives.

During fiscal year 2005, the Company offered at risk managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group. As of August 31, 2005, all contracts for managed behavioral healthcare services on an at-risk basis had been terminated in connection with the reorganization of the EAP Services group, as discussed in previous filings during the fiscal year. During fiscal year 2005, the Company offered specialized temporary nurse staffing services to acute care hospitals through ProCare One Nurses. In previous filings the Company indicated that it was evaluating various alternatives to this line of business. ProCare One Nurses was sold on August 29, 2005 and the company will no longer provide these services. See Note 6 “Discontinued Operations” and Note 16 “EAP Services Reorganization and Related Impairments” in the Company’s Consolidated Financial Statements included elsewhere herein this document.

Acquisitions

See Note 5, “Acquisitions” to the Notes to Consolidated Financial Statements included elsewhere herein for a discussion of the Company’s acquisition activity.

Segments (Service Groups)

There were two significant changes to the structure of the reportable service groups during the fourth quarter of fiscal year 2005. As a result of the growth in the Company’s free-standing behavioral health hospital business, which increased to five during fiscal year 2005 (two of which were acquired during the fourth quarter), management determined that it would disaggregate the hospitals and report them as a separate service group. Additionally, as a result of the sale of the Company’s temporary nurse staffing business on August 29, 2005, ProCare One Nurses is no longer reflected as a service group of the Company. See Note 15, “Segment (Service Group) Information” to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of the Company’s current four reportable business segments (service groups).

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

The Company has increased revenues through internal growth, as well as price escalators and increasing volumes at existing contract locations. The increase in contract revenue has primarily been due to the increased range of services offered per contract. For the Company’s behavioral health services group, additional contracts have resulted from the increased demand for geropsychiatric services as acute care hospitals have sought to enter this market. An additional factor favorably affecting revenues has been the Company’s pricing policy of establishing a minimum direct margin threshold for its management contracts.

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

Patient Services (Behavioral Health Hospital Services)

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 833 licensed beds in Plymouth, Indiana, Willoughby, Ohio; Philadelphia, Pennsylvania; Huntington, West Virginia; and Petersburg, Virginia. Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

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

Employee Assistance Programs and Managed Behavioral Health Care Services (EAP Services)

Through its EAP Services group, the Company offers an array of behavioral health care products to corporate clients, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”) and administrative services only services. During fiscal year 2005, the Company offered at risk managed behavioral health services to self-funded employer groups, insurance companies and commercial HMO and PPO plans. As of August 31, 2005, all contracts for managed behavioral health services on an at-risk basis were terminated as discussed in the previously mentioned reorganization of the EAP Services group. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

During fiscal year 2005, revenues derived from at risk managed behavioral health services were primarily affected by the scope of behavioral health benefits provided and the number and type of members covered. Fees were based on a per member per month fee applied to the number of eligible members. The rate was dependent upon the benefit designs and actuarially determined anticipated utilization of the customer’s covered members. The Company was responsible for the cost of the medical services provided to the members under these contracts.

Due to the previously mentioned reorganization of the EAP Services group, the Company-owned clinics operated in the state of Florida were sublet to a third party effective January 1, 2005. These clinics derived income from counseling and therapy services rendered, including providing services to patients who were employed by customers under various EAP or managed care contracts.

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

Patient Services (Behavioral Health Hospital Services)

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

Results of Operations

The following table sets forth for the fiscal years ended August 31, 2005, 2004 and 2003, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, licensed beds, and covered lives at the end of each fiscal year.

	Fiscal Year Ended August 31,
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%

Cost of services	77.2	75.1	76.1
Selling, general and administrative	11.2	11.7	12.6
Impairment loss on building	.5	—	—
Provision for (recovery of) doubtful accounts	2.1	0.5	(0.6)
Depreciation and amortization	1.6	1.7	1.7

Operating income	7.4	11.0	10.2

Interest and other income (expense), net	(0.6)	(0.8)	(0.4)

Income before income taxes, minority interest and discontinued operations.	6.8	10.2	9.8

Income tax provision	2.6	3.9	3.8

Minority interest	—	—	—

Income from continuing operations	4.2	6.3	6.0

Discontinued operations:
(Loss) income from discontinued operations, net	(0.2)	0.4	0.6
Loss on disposal of discontinued operations, net	(1.5)	—	—

Discontinued operations	(1.7)	0.4	0.6

Net income	2.5%	6.7%	6.6%

Number of management contracts, end of year	135	140	142

Covered lives (000’s), end of year	4,063	3,569	3,327

Licensed Beds	833	267	—

Fiscal Year Ended August 31, 2005 Compared to Fiscal Year Ended August 31, 2004

Revenue. Total revenue between the years increased $45.6 million or 28.2%. Revenue for Behavioral Health Contract Management Services increased as a result of an increase in same store sales. This increase was offset by a decrease associated with the restructuring of one significant behavioral health management contract. Behavioral Health Hospital Services increased primarily as a result of the first full year of operations for Michiana Behavioral Health Center and Poplar Springs Hospital, both acquired during the last five months of fiscal year 2004 and the acquisitions of Friends Hospital, effective July 1, 2005, River Park Hospital, effective August 1, 2005 and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005. Physical Rehabilitation Contract Management Services revenue decreased primarily due to a decrease in the average number of physical rehabilitation locations in operation. Revenue for EAP Services decreased and is primarily due to the termination of all managed care at-risk contracts, of which three significant managed care contracts were terminated prior to fiscal year end and the discontinuance of the Florida clinic operations, which was partially offset by the commencement of a significant new EAP contract. Additionally, revenue for Other Services decreased primarily attributable to the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Contract Management Services

Revenue associated with behavioral health contract management services increased $1.0 million, or 1.3% between the years. Same store sales related to behavioral health contract management increased 4.6% resulting in a $3.0 million increase to revenue between the years. This was partially offset by a decrease of $1.7 million in revenue related to the restructuring of one significant behavioral health care management contract retroactive to January 1, 2005, which resulted in an associated decrease in expenses (see “Cost of Services” below) and the phase out of the Company’s consulting operations that contributed $590,000 in revenue in the same period last year.

Behavioral Health Hospital Services

Revenue associated with the Company’s freestanding behavioral health facilities increased $50.5 million, between the years. This increase is a result of the first full fiscal year of operations for Michiana Behavioral Health Center and Poplar Springs Hospital, both acquired during the last five months of fiscal year 2004 and the acquisitions of Friends Behavioral Health System, effective July 1, 2005, River Park Hospital, effective August 1, 2005, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005.

Physical Rehabilitation Contract Management Services

Revenue associated with the contract management of physical rehabilitation services decreased by $1.7 million, or 8.8%, between the years. This decrease was primarily attributable to a decrease in the average number of physical rehabilitation locations in operation from 27.3 for the year ended August 31, 2004 to 23.9 for the year ended August 31, 2005. This decrease was partially offset by an increase in average revenue per location of 4.2% from year to year.

EAP Services

Revenue associated with employee assistance programs and managed behavioral services decreased by $4.1 million, or 7.8% between the years. A $5.2 million decrease is due to the termination of three significant managed behavioral health at-risk contracts and discontinuance of the Florida clinic operations on December 31, 2004 related to the previously announced reorganization of the EAP Services group. These decreases are partially offset by an increase of $1.5 million that is related to the commencement of a significant new EAP contract on June 1, 2004. Exclusive of the behavioral health at-risk contracts, revenues increased 6.9% between the years.

Other Services

Revenue associated with other services decreased $115,000 between the years. This decrease is primarily attributable to the phase out of the PsychScope Phase IV projects.

Cost of Services. Total cost of services provided increased $38.5 million, or 31.7% between the years. This increase is primarily attributable to the cost of operations associated with the acquisitions of freestanding behavioral health facilities, as well as the reorganization of the Company’s EAP Services group and related increase in medical claims expense. These increases were partially offset by decreases attributable to the decline in the average number of physical rehabilitation contract locations in operation, the restructuring of a significant behavioral health management contract, the discontinuance of the Florida clinic operations, and the phase out of the PsychScope Phase IV projects.

Behavioral Health Contract Management Services

Cost of services provided associated with the contract management of behavioral health programs increased $145,000 or 0.3%, between the years. Cost of services increased $1.6 million primarily due to an increase in salaries and benefits, medical director fees and contributions for client facility improvements. Of this increase (a) $773,000 is attributable to salaries and benefits of which approximately $490,000 relates to one contract management location in which the Company provides all of the psychiatric nursing staff, (b) medical director fees increased $569,000 primarily due to an increase in the number of contracted physicians from 132 as of August 31, 2004, to 144 as of August 31, 2005 and (c) contributions, specifically targeted for client facility improvements, increased $274,000 due to the contractual requirements at two contract locations. This increase was partially offset by a $1.8 million decrease in costs at one behavioral health contract management location as a result of the restructuring of a significant contract with an effective date of January 1, 2005.

Behavioral Health Hospital Services

Cost of services associated with the freestanding behavioral health facilities increased $41.2 million between the years. This increase is the result of the first full fiscal year of operations for Michiana Behavioral Health Center and Poplar Springs Hospital, both acquired during the last five months of fiscal year 2004 and the acquisitions of Friends Behavioral Health System, effective July 1, 2005, River Park Hospital, effective August 1, 2005, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005.

Physical Rehabilitation Contract Management Services

Cost of services provided associated with the contract management of physical rehabilitation services decreased by $1.7 million, or 11.6%, between the years. This decrease was primarily due to a decrease in the average number of physical rehabilitation locations in operation, from 27.3 for the year ended August 31, 2004, to 23.9 for the year ended August 31, 2005.

EAP Services

Cost of services provided associated with employee assistance programs and managed behavioral services decreased by $890,000 or 1.9% between the years. A decrease of approximately $3.4 million in salaries and benefits was primarily due to a 22.8% decrease in full-time equivalents related to the previously announced reorganization of the EAP Services group. An additional decrease of $2.3 million is related to the discontinuance of the Florida clinic operations on December 31, 2004. These decreases were offset by an increase of $3.5 million, also associated with the reorganization. Of this $3.5 million increase, $1.6 million represents real estate lease expense and termination costs, $612,000 represents employee severance and retention bonus costs, $197,000 represents employee relocation costs, $491,000 represents employee training and redundant staffing costs, $415,000 represents costs associated with the termination of the managed behavioral health at-risk contracts and $182,000 represents miscellaneous other costs associated with the reorganization. As a result of the attrition of employees related to the reorganization and resulting decrease in ability to manage utilization, medical claims expense increased $2.1 million due to an 8.7% increase in inpatient days per 1,000 members, a 15.2% increase in the average cost per day and a 29.7% increase in the average outpatient cost per member.

Other Services

Cost of Services provided associated with other services decreased by $347,000 between the years. This decrease is primarily due to the phase out of the PsychScope Phase IV projects.

Selling, General and Administrative. Total selling, general, and administrative expenses, on a net basis, increased $4.4 million, or 23.3%, between the years. Salaries and benefits increased $1.9 million primarily due to the expansion of several support center departments and the additions of a dedicated acquisitions and development department and in-house legal counsel. Consulting fees increased $786,000 due to Sarbanes-Oxley compliance efforts and support center related consulting projects. Auditing & accounting fees increased $566,000 due to increased fees related to the company’s annual audit as well as Sarbanes-Oxley compliance efforts. Recruitment advertising increased $221,000 due to increased activity by the company’s internal recruiting function. Workers compensation losses increased $238,000 due to favorable adjustments associated with prior year reserves that were recorded during fiscal year 2004. Legal fees increased $175,000 primarily due to costs associated with the long-term operating lease agreement with Laurelwood Hospital, litigation costs associated with six terminated contract locations, and one contract location still in operation.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $4.4 million for the fiscal year ended August 31, 2005, as compared to a net expense of $869,000 for the fiscal year ended August 31, 2004, a difference of $3.5 million. The net increase for the twelve months ended August 31, 2005 was primarily attributable to bad debt provisions totaling approximately $3.2 million associated with the acquisitions in the Company’s hospital services group. Also included in this expense are bad debt reserves in the amount of $1.3 million for three terminated contract locations and two contract locations still in operation for which collectibility is uncertain. These expenses are partially offset by bad debt recoveries of $899,000.

Impairment Loss on Building. During the fourth quarter of fiscal 2005, the Company recorded an asset impairment charge of approximately $1.0 million associated with the write-down to fair market value of the Company’s National Support Center building. Fair market value was determined by an executed letter of intent to sell the building. The Company plans on consolidating its current National Support Center with the new EAP service center into a new location in Lewisville, Texas during fiscal year 2006.

Depreciation and Amortization. Depreciation and amortization expense increased $593,000 or 21.2% between the years. An increase in depreciation expense of $997,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center, Poplar Springs Hospital and Friends Behavioral Health System effective April 1, 2004, June 1, 2004, and July 1, 2005 respectively. This increase was partially offset by a decrease in contract amortization expense of approximately $487,000 associated with intangible assets that became fully amortized either during the current or prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the year ended August 31, 2005 was a net expense of $1.3 million as compared to a net expense of $1.3 million for the prior fiscal year. Interest expense increased $220,000 as the result of a $1.7 million increase in the weighted average principal balance outstanding under the credit facility and an increase in interest rates between the periods. The increase in interest expense was offset by an increase in interest income of approximately $240,000 that is a result of higher average cash balances on hand during the period.

Income Tax Expense. Income tax expense for fiscal year 2005 was $5.3 million representing a decrease of $920,000 or 14.7%, as compared to income tax expense of $6.2 million for the prior fiscal year. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rate for fiscal years 2005 and 2004 was 37.9% and 38.0%, respectively.

Discontinued Operations. On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary. The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Revenues decreased $1.5 million, or 8.0%, between the years. Total cost of services decreased $1.1 million, or 6.3%. Total selling, general, and administrative expenses increased $1.4 million. The provision for doubtful accounts was a net expense of $136,000 for the year ended August 31, 2005, as compared to a net recovery of $59,000 for the year ended August 31, 2004. Depreciation and amortization expense decreased approximately $32,000, or 24.5% between the years. Income tax expense decreased $728,000 between the years.

Fiscal Year Ended August 31, 2004 Compared to Fiscal Year Ended August 31, 2003

Revenue. Total revenue between the years increased $17.5 million, or 12.1%. Revenue for Behavioral Health Contract Management Services increased primarily as a result of an increase in the average revenue per behavioral health care location. The acquisition of two freestanding behavioral health hospitals and their related facilities resulted in the generation of $10.1 million in revenue during fiscal year 2004. Physical Rehabilitation Services revenue increased $1.4 million, primarily due to an increase in the number of average rehabilitation locations in operation. Revenue for EAP Services increased $4.0 million as a result of additional revenues associated with the acquisitions of Integrated Insights and EAPI. Additionally, revenue for Other Services decreased $1.5 million as a result of the phase out of the Company’s PsychScope Phase IV projects.

Behavioral Health Contract Management Services

Revenue associated with behavioral health services consisting of contract management of behavioral health programs increased $3.7 million, or 4.8% between the years. This increase is a result of a 5.1% increase in average revenue per contract location primarily due to the recognition of approximately $700,000 in revenue generated by a significant consulting project, and the commencement of two significant behavioral health care contracts.

Behavioral Health Hospital Services

The Company’s freestanding behavioral health hospitals generated $10.1 million in revenue during fiscal year 2004. This revenue was attributable to the acquisitions of Michiana Behavioral Health Center effective April 1, 2004, and Poplar Springs Hospital effective June 1, 2004, which had revenues of approximately $4.3 million and $5.7 million, respectively, during the period.

Physical Rehabilitation Contract Management Services

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

EAP Services

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

Cost of Services. Total cost of services provided increased $11.7 million, or 10.6 % between the years. This increase is primarily attributable to the cost of operations associated with the acquisitions of Michiana Behavioral Health Center, Poplar Springs Hospital, and the inclusion for a full fiscal year for EAPI and Integrated Insights. In addition increases in the average number of physical rehabilitation contract locations in operation and the commencement of a significant number of new physical rehabilitation programs as well as a new psychiatric contract location resulted in increases to cost of services. These increases were partially offset by decreases attributable to the termination of one significant managed care contract and the phase out of the PsychScope Phase IV projects.

Behavioral Health Contract Management Services

Cost of services provided associated with the contract management of behavioral health care programs increased $1.2 million, or 2.3%, between the years. While the average behavioral health care locations in operation remained level between years, significant expenses, related specifically to one new program, increased the average cost of services per psychiatric location in operation.

Behavioral Health Hospital Services

Cost of services provided associated with the behavioral health care facilities was $7.6 million for the fiscal year ended August 31, 2004 an includes the operations of Michiana Behavioral Health Center, acquired April 1, 2004, and Poplar Springs Hospital, acquired June 1, 2004.

Physical Rehabilitation Contract Management Services

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

Selling, General and Administrative. Total selling, general, and administrative expenses, increased $573,000, or 3.1%, between the years. Salaries and benefits increased $374,000 due to expenses associated with the expansion of several support center departments including the additions of a dedicated acquisitions and development department and in-house legal counsel. Auditing, accounting and consulting fees increased $259,000 primarily due to the costs associated with Sarbanes-Oxley compliance. An increase of approximately $159,000 was a result of certain benefit accruals being included in cost of services in prior fiscal periods. An increase of $196,000 is due to increased marketing efforts and corporate identity development. Travel increased $105,000 primarily due to the costs associated with the acquisition endeavors of the Company, such as the acquisitions of Michiana Behavioral Health Center and Poplar Springs Hospital. These increases are partially offset by a decrease of $389,000 in legal expenses, a portion of which is attributable to the HIPPA compliance efforts undertaken in the prior fiscal year, and a $162,000 decrease in rent as a result of the Company’s purchase of the building used as the National Support Center effective July 31, 2003.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $869,000 for the fiscal year ended August 31, 2004, as compared to a net recovery of $910,000 for the fiscal year ended August 31, 2003, a change of $1.8 million. The net expense for the twelve months ended August 31, 2004 is primarily the result of bad debt associated with the acquisition of Michiana Behavioral Hospital effective April 1, 2004 and Poplar Springs Hospital effective June 1, 2004. An additional increase to this expense was a result of the Company recording accrued liabilities related to bankruptcy preferential payment claims by two behavioral health contract locations that are currently in bankruptcy proceedings. The liabilities relate to payments received by the Company within 90 days of the client hospitals filing for bankruptcy. If the Company is not successful in its defense of these claims, the monies will be required to be repaid to the bankruptcy estate. In addition, bad debt provisions were recorded for contract locations in which collectibility is uncertain. The net recovery for the twelve months ended August 31, 2003 was a result of the recovery of approximately $720,000, of which $601,000 was recorded as bad debt recovery for a hospital that declared bankruptcy in 1998.

Depreciation and Amortization. Depreciation and amortization expense increased $376,000 or 15.5% between the years. An increase in depreciation expense of $117,000 is primarily related to the purchase of the National Support Center building in July 2003. A $345,000 increase in depreciation is due to the addition of the facilities associated with the Michiana Behavioral Health Center and Poplar Springs Hospital effective April 1, 2004 and June 1, 2004, respectively. Contract amortization increased $243,000 as a result of an increase in intangible assets associated with the June 30, 2003 acquisition of Integrated Insights. This increase was partially offset by a decrease in amortization expense of $300,000 associated with intangible assets that were fully amortized during the prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the year ended August 31, 2004 was a net expense of $1.3 million as compared to a net expense of $559,000 for the prior fiscal year. Interest expense increased approximately $279,000 as a result of an $8.1 million increase in the weighted average principal balance outstanding under the credit facility between the periods, as well as a decrease in interest and other income of $56,000 between the periods. The increase in the weighted average principal balance outstanding is due to borrowings related to the acquisition of Michiana Behavioral Health Center and Poplar Springs Hospital in the amounts of $6.2 million and $29.7 million, respectively.

Income Tax Expense. Income tax expense for fiscal year 2004 was $6.2 million representing an increase of $857,000 or 15.9%, as compared to income tax expense of $5.4 million for the prior fiscal year. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rate for fiscal years 2004 and 2003 was 38.0% and 38.2%, respectively.

Discontinued Operations. On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary. The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. Revenues decreased $3.5 million, or 15.8%, between the years. Total cost of services decreased $2.8 million, or 14.1%. Total selling, general, and administrative expenses increased $186,000. The provision for doubtful accounts was a net recovery of $59,000 for the year ended August 31, 2004, as compared to a net expense of $295,000 for the year ended August 31, 2003. Depreciation and amortization expense decreased approximately $32,000, or 19.9% between the years. Income tax expense decreased $188,000 between the years.

Newly Issued Accounting Standards

See Note 2, “Significant Accounting Policies and Estimates” to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of newly issued accounting standards.

Sarbanes-Oxley and Related Compliance

The Sarbanes-Oxley Act of 2002, which became law in July 2002 requires changes in certain of the Company’s corporate governance practices. In addition, related rules have been made by the Securities and Exchange Commission and NASDAQ. These new rules and regulations will increase the Company’s legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly. These new rules and regulations are expected to make it more expensive to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for the Company to attract and retain qualified members for its board of directors, particularly to serve on its audit committee, and qualified executive officers. Additional costs related to compliance with the new requirements of Sarbanes-Oxley Rule Section 404 are expected to continue in future fiscal years.

The Company’s initiatives to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding management’s required assessment of its internal control over financial reporting and the independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. In part to prepare for compliance with Section 404, as well as to generally improve its internal control environment, the Company has undertaken substantial measures, including among other things, projects to strengthen both its accounting and information technology systems, including initiatives related to recent acquisitions. However, because of the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to disclosure and governance practices.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations, along with cash of $8.1 million at August 31, 2005, and its credit facility of $125.0 million with an accordion feature allowing additional increases to $175.0 million, subject to satisfaction of certain conditions, will be sufficient to cover operating cash requirements over the next 12 months. The Company’s cash flows from operations were $12.4 million for the fiscal year ended August 31, 2005, $12.4 million for the fiscal year ended August 31, 2004, and $13.5 million for the fiscal year ended August 31, 2003. At August 31, 2005, $118.7 million of the $125.0 million credit facility was available to the Company after letter of credit obligations. As a result of its strong and consistent cash flows generated from operations, its cash balance generated from a follow-on stock offering, its significant amount of available funds under the existing credit facility, and its relatively low ordinary and customary capital expenditure requirements, including legal and financial compliance costs with new governmental regulatory requirements, the Company expects to be able to continue to fund operating cash requirements.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $3.1 million for the fiscal year ended August 31, 2005. Property and equipment expenditures for fiscal years 2004 and 2003 were approximately $1.8 million and $4.9 million, respectively. Of the $4.9 million related to fiscal year 2003 property and equipment expenditures, $4.4 million was attributable to the purchase of the Company’s National Support Center (“NSC”) located in Lewisville, Texas, which occurred effective July 31, 2003. The Company anticipates its future annual property and equipment expenditures to be approximately $8.0 million.

On April 1, 2004 the Company expended cash of approximately $6.2 million for the purchase of the assets of Michiana Behavioral Health Center. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation. The purchase price was approximately $30.1 million, which was financed by borrowings from the Company’s credit facility. The purchase agreement also provides for additional variable payments in future years based on the future performance of the facilities. The first payment was made on March 31, 2005 in the amount of $381,000. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On January 1, 2005 the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed behavioral health hospital located in Willoughby, Ohio, a suburb of Cleveland. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture. The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction. . The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On August 1, 2005 the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company. The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The agreement also provides for additional variable payments in future years based on the future performance of the hospital. See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility and if necessary, will seek to further increase the facility size by exercising the accordion expansion feature.

The Company purchased $653,000 of its common stock during the fiscal year ended August 31, 2005. Under the existing credit facility, the Company may repurchase up to $10.0 million of its common stock per fiscal year through the end of the agreement, subject to maintaining a debt coverage ratio of less than 1.75 to 1.00. On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2005, the company had repurchased 714,591 shares of the 800,000 share authorization, which remains in effect.

Effective May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement. See Note 9, “Long -Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Second Amended Credit Agreement, a copy of which was previously filed as Exhibit 10.1 in the May 2002 Form 10-Q.

Effective May 4, 2004 the Company amended the credit agreement. The amendment increased the facility size from $60 million to $90 million (including an accordion expansion feature up to $120 million). See Note 9, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein.

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

Effective June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement. See Note 9, “Long-Term Debt” to the Notes to the Consolidated Financial Statements included elsewhere herein for a general discussion including a summary of certain material provisions of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Third Amended Credit Agreement, a copy of is filed as Exhibit 10.1 in this Form 10-Q.

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

The following table provides aggregate information about the Company’s material contractual payment obligations and the fiscal year in which these payments are due (in thousands):

	Payments due in Fiscal Year
	Total	2006	2007	2008	2009	2010 & Thereafter	Other
Long Term Debt Obligations (1)	$—	$—	$—	$—	$—	$—	$—
Interest on Long Term Debt (2)	—	—	—	—	—	—	—
Commitment Fees-Long Term Debt (3)	1,126	237	237	237	237	178	—
Operating Lease Obligations (4)	29,990	3,595	3,561	2,969	2,584	17,281	—
Other Contracts Obligations (5)	6,863	1,824	1,375	1,255	1,142	1,267	—
Other Long Term liabilities (6)	3,376	—	425	209	—	—	2,742

	$41,355	$5,656	$5,598	$4,670	$3,963	$18,726	$2,742

(1)	At August 31, 2005, the Company had no borrowings outstanding related to its $125.0 million revolving credit facility.
(2)	No interest payments were reported in the table above due to the Company having no borrowings outstanding under its revolving credit facility. Actual interest payments will differ, possibly significantly, as it cannot be assumed that there will continue to be no outstanding borrowings. In addition, future interest payments will be affected by changes in interest rate levels over time, as well as the Company’s basis point spread over the base rate as affected by its debt leverage.
(3)	Projected commitment fee payments relate to a 0.2% fee paid on the unused portion of the Company’s $125.0 million revolving credit facility. At August 31, 2005 the Company had no borrowings outstanding under the revolving credit facility. The unused portion is reduced by approximately $6.3 million relating to various letters of credit expected to be in place during the periods. The revolving credit facility expires on May 31, 2010.
(4)	The company leases various office facilities and equipment under operating leases, as described in Note 14 in the notes to the consolidated financial statements. The table above reflects payments through the end of the lease terms currently in place. The significant property leases (payments in excess of $100,000 annually) included in the table above have the following terms:
(a)	Lake Mary, Florida, approximately $54,300 per month, terminates on January 31, 2006
(b)	Winter Park, Florida, approximately $13,900 per month, terminates on May 31, 2006
(c)	Barboursville, West Virginia approximately $19,800 per month, terminates on October 31, 2007
(d)	Blue Bell, Pennsylvania lease, approximately $26,800 per month, terminates on December 31, 2007
(e)	Nashville, Tennessee, approximately $11,700 per month, terminates on April 30, 2008
(f)	Denver, Colorado, approximately $11,700 per month, terminates on June 29, 2008
(g)	San Diego, California, approximately $21,100 per month, terminates on June 30, 2009
(h)	Beachwood, Ohio approximately $9,100 per month, terminates on August 31, 2013
(i)	Lewisville, Texas, (occupancy in NSC to begin in April 2006) approximately $74,950 per month, terminates on March 31, 2016
(j)	Willoughby, Ohio approximately $200,400 per quarter, terminates on December 31, 2019

The Company is subleasing the clinic in Winter Park (previously discussed in this document).

(5)	The Company, through its hospital facilities, has entered into the following contracts. A contract for the provision of education services related to its residential treatment center. This contract terminates on May 31, 2006 and has payments due of $12,004 monthly. A pharmaceutical services agreement with a monthly payment of $14,018 that terminates on July 31, 2006. Clinical

Director contracts that terminate on October 31, 2006, March 31, 2007 and December 31, 2007 with monthly payments of $12,500, $12,500 and $4,167, respectively. A dietary management services contract with a monthly payment of approximately $10,200 that terminates on June 15, 2008. The joint venture with the Thomas Scattergood Behavioral Health Foundation requires that $5.5 million be expended for capital expenditures for Friends hospital over the first five operating years (2006 – 2010). The long-term operating lease agreement associated with Laurelwood hospital requires the Company to contribute $41,666 each December 31st beginning December 31, 2007 and ending December 31, 2012.

(6)	$2,742,642 of the $3,873,571 in Other Non-Current Liabilities reflected on the Company’s balance sheet is included in this table to reflect future payment obligations associated with workers compensation, professional liability, and the long-term portion of the employees’ vacation accrual. The Company has reflected these payments under “other”, as the timing of these future payments is dependent on the actual processing of the claims and when an employee takes vacation beyond the amount recorded in the current portion of the vacation accrual in our financial statements. The payments of $424,733 and $209,113 in the fiscal years 2007 and 2008 are for lease obligations related to the EAP Services group reorganization, previously discussed in this document. The remaining $470,000 is a non-contractual contingency reserve.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict the amount(s) or timing of future payments, if any. See Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements of the Company included elsewhere herein.

Inflation and Economic Trends

Although inflation has not had a material impact on our results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs that tend to escalate as vendors pass on the rising costs through price increases. Some of our freestanding owned, leased and managed inpatient behavioral health care facilities we operate are experiencing the effects of the tight labor market, including a shortage of nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate. Although we cannot predict our ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable. Our ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws that have been enacted which, in certain cases, limit our ability to increase prices. In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

The behavioral health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending. However, our inpatient facilities may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements by federal or state governments or managed care payers. We are not aware of any economic trends that would prevent us from being able to remain in compliance with all of our debt covenants and to meet all required obligations and commitments in the near future.

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

Allowance for Contractual Discounts: With regard to the Company’s behavioral health hospitals, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. Contractual discounts are reported as deductions from patient service revenue at the time the service is rendered.

Medical Claims: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed behavioral healthcare business. The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using both accounting and actuarial methodologies. Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate. Medical claim payable balances are monitored and reviewed monthly and actuarially certified, by a third party actuarial firm, on an annual basis. Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly. Reserves for these liabilities at August 31, 2005 and 2004 were $2.8 million and $2.5 million, respectively. A 10% increase in the assumed utilization of healthcare services would reduce net income by $1.5 million after tax on an annualized basis. This charge would impact the Company’s EAP Services group.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, net of liabilities assumed. Intangibles consist of the separately identifiable intangibles, such as contract valuations, non-competes and trade names. At August 31, 2005 goodwill and intangible assets represented 43.0% of total assets. Contract valuations represent the fair value of management contracts and service contracts purchased and are being amortized using the straight–line method over seven years. Other intangibles are being amortized over their expected useful lives. Per the provisions of SFAS No. 142, the Company performs an annual goodwill impairment review, for each business service group as defined in Note 10 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements, in the third quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable. Indicators the Company consider important which could trigger an impairment review include, without limitation, (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy of the Company’s overall the manner or use of the acquired assets or the strategy of the Company’s overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period; and (vi) regulatory changes. In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. The fair value of the asset could be different using different estimating methods and assumptions in these valuation techniques resulting in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense may result. An impairment charge would reduce operating income in the period it was determined that the charge was needed. As a result of the May 31, 2005 impairment testing, no impairment adjustments were deemed necessary.

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

Reserves for Employee Health and Workers Compensation Benefits: These reserves represent accruals for estimated claims incurred, but unpaid or not reported. The accruals are based on a number of factors including historical experience, industry trends and recent claims history and are subject to ongoing revision as conditions might change and as new data may be presented. In estimating the liability for claims, the Company obtains an estimate from a third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. Reserves for employee health benefits at August 31, 2005 and 2004 were $1,190,911 and $942,606, respectively. The reserve was higher at August 31, 2005 due to the increase in the Company’s employee base. Reserves for workers compensation at August 31, 2005 and 2004 were $1,213,896 and $1,087,730, respectively. The increase in the reserve is primarily due to the increase in the Company’s employee base. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2005 and includes a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

Self-Insurance Reserves: This reserve represents an accrual for certain general and professional liability claims filed and for claims incurred, but not reported. Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience. In estimating the liability for claims, the Company obtains an estimate from a third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs. The Company takes into account those estimates when determining the appropriate reserves. Reserves for these liabilities at August 31, 2005 and 2004 were $1,441,879 and $1,433,493, respectively. The third-party actuarial firm’s analysis resulted in a higher reserve at August 31, 2005 when compared to the results of the analysis at August 31, 2004. Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2005 and include a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which are entered into for purposes other than trading. To manage its exposure to changes in interest rates, the Company uses both variable rate debt and fixed rate debt of short duration with maturities ranging from 30 to 180 days. The Company has historically estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates. As of August 31, 2005, the Company did not have any debt obligations outstanding under its credit facility and therefore is currently not subject to market risk exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-36 elsewhere herein, which information is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of August 31, 2005, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have excluded River Park Hospital, Laurelwood Hospital and Friends Hospital from our assessment of internal control over financial reporting as of August 31, 2005 because the hospitals were acquired by the Company in purchase business combinations during 2005. Our independent registered public accounting firm has also excluded these entities from their audit. River Park Hospital and Laurelwood Hospital are both wholly-owned subsidiaries whose total assets and total revenues represent 8.8% and 9.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005. Friends Hospital is a joint venture of which the Company owns 80%, whose total assets and total revenues represent 12.2% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2005, and the effectiveness of our internal control over financial reporting as of August 31, 2005 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited the consolidated financial statements of the Company included in this report on Form 10-K, as stated in their report which is included herein. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2005, is included in the “Report of Independent Registered Public Accounting Firm,” elsewhere within this document.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company will file with the Commission a definitive proxy statement with respect to the annual meeting of stockholders of the Company to be held on January 20, 2006 (the “Proxy Statement”). The Company hereby incorporates into this Item 10 by reference to the Proxy Statement the information required by this Item 10 that will appear in the Proxy Statement under the caption “ELECTION OF DIRECTORS”.

Audit Committee Financial Experts

The Company has determined that the three members of the Audit Committee of the Board of Directors, George E. Bello, James E. Buncher and Donald E. Steen, each qualify as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of those individuals is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Code Of Conduct

The Company has adopted a Code of Conduct applicable to all employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. A copy of the Code of Conduct is available on the Company’s Web site at www.horizonhealth.com. The Company intends to post on its Web site any amendments to, or waivers from, its Code of Conduct applicable to such senior officers.

ITEM 11. EXECUTIVE COMPENSATION

The Company hereby incorporates into this Item 11 by reference to the Proxy Statement the information required by this Item 11 that will appear in the Proxy Statement under the caption “EXECUTIVE COMPENSATION”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth a summary of the equity compensation plans offered by the Company:

Equity Compensation Plan Information as of September 30, 2005

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,321,338	$8.75	439,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,321,338	$8.75	439,500

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements - Reference is made to the Index to Consolidated Financial Statements appearing at page F-1 of this report.

	(2)	Financial Statement Schedule - Reference is made to the Index to Financial Statement Schedule appearing at page S-1 of this report.

	(3)	Exhibits.

3.1	-	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	-	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	-	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	-	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	-	First Amendment to Rights Agreement, dated April 22,2005 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	-	Long-term operating lease agreement of Laurelwood Hospital dated December 30, 2004 between the Company and Lake Hospital System Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.2	-	Asset Purchase Agreement dated June 9, 2005 by and between Mountain State Behavioral Health Services, LLC, as Seller, and HHC River Park, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.3	-	Stock Purchase agreement dated June 9, 2005 by and between Scott C. Stamm and Patrick D. Burrows, as Seller, HHC River Park, Inc., as Purchaser and Psychmanagement Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.4	-	Asset Acquisition and Contribution Agreement dated April 22, 2005 by and between Friends Hospital, as Seller, and Friends Behavioral Health System, LP, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.5		Membership Interest Purchase Agreement dated August 22, 2005 by and between Horizon Health Corporation, as Seller, and CareerStaff Unlimited Inc. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated August 29, 2005).

10.6	-	Office Lease Agreement dated May 6, 2005 between Opus West LP, as Landlord, and Horizon Health Corporation, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.7	-	Underwriting Agreement dated March 10, 2005, by and between the Company and J.P. Morgan Securities, Inc., as Representative of the Several Underwriters listed on the scheduled 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 10, 2005).

10.8	-	Third Amended and Restated Credit Agreement dated June 10, 2005 between Horizon Health Corporation and Horizon Health Management, Inc., as Borrowers and J.P Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.9	-	Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.10	-	Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.11	-	Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.12	-	Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.13	-	Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

10.14	-	Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

10.15	-	Horizon Health Corporation Bonus Plan Fiscal 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).

10.16	-	Horizon Health Corporation Bonus Plan Fiscal 2006 (filed herewith).

10.17	-	Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.18	-	Agreement dated July 1, 2004 between Horizon Health Corporation, Inc. and David K. Meyercord regarding severance arrangements (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).

21	-	List of Subsidiaries of the Company (filed herewith).

23	-	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14. (filed herewith)

31.2	-	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14. (filed herewith)

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2005

HORIZON HEALTH CORPORATION

By:	/s/ JOHN E. PITTS
John E. Pitts Executive Vice President - Finance (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ JAMES KEN NEWMAN James Ken Newman	Director and Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	November 11, 2005

/s/ JOHN E. PITTS	Executive Vice President – Finance (Principal Financial and Accounting Officer)	November 11, 2005
John E. Pitts

/s/ GEORGE E. BELLO	Director	November 11, 2005
George E. Bello

/s/ MIKE R. BOWLIN	Director	November 11, 2005
Mike R. Bowlin

/s/ JAMES E. BUNCHER	Director	November 11, 2005
James E. Buncher

/s/ ROBERT A. LEFTON	Director	November 11, 2005
Robert A. Lefton

/s/ WILLIAM H. LONGFIELD	Director	November 11, 2005
William H. Longfield

	Director	November 11, 2005
C. Thomas Smith

/s/ DONALD E. STEEN	Director	November 11, 2005
Donald E. Steen

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Horizon Health Corporation:

We have completed an integrated audit of Horizon Health Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statement listed in the accompanying index present fairly, in all material respects, the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles general accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures and we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transaction are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded River Park Hospital, Laurelwood Hospital and Friends Hospital from its assessment of internal control over financial reporting as of August 31, 2005 because they were acquired by the Company in purchase business combinations during 2005. We have also excluded these entities from our audit of internal control over financial reporting. River Park Hospital and Laurelwood Hospital are both wholly-owned subsidiaries whose total assets and total revenues represent 8.8% and 9.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005. Friends Hospital is a joint venture of which the Company owns 80%, whose total assets and total revenues of represent 12.2% and 2.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2005.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

November 11, 2005

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2005	2004
CURRENT ASSETS:

Cash and cash equivalents	$8,088,603	$1,907,708
Accounts receivable less allowance for doubtful accounts of $5,741,106 and $2,412,152 at August 31, 2005 and 2004, respectively.	28,876,368	22,058,989
Prepaid expenses and supplies	4,822,476	573,230
Other receivables	2,161,236	964,969
Other assets	3,084,519	806,019
Income taxes receivable	—	51,886
Deferred taxes	4,998,133	2,426,199
Residual current assets from divested entity	1,322,129	—

TOTAL CURRENT ASSETS	53,353,464	28,789,000

Property and Equipment, net	51,698,343	28,801,497

Goodwill	74,227,781	83,723,888
Other indefinite life intangibles	3,886,641	795,988
Contracts, net of accumulated amortization of $6,945,723 and $6,184,217 at August 31, 2005 and 2004, respectively	2,869,020	2,405,526
Other intangibles, net of accumulated amortization of $342,887 and $458,460 at August 31, 2005 and 2004, respectively	100,127	318,554
Other non-current assets	1,751,824	430,434
Residual non-current assets from divested entity	655,343	—

TOTAL ASSETS	$188,542,543	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

	August 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$4,656,961	$2,772,608
Employee compensation and benefits	11,791,701	9,244,235
Medical claims payable	2,837,842	2,461,535
Accrued expenses and unearned revenue	12,922,955	8,750,459
Residual current liabilities from divested entity	1,653,974	—

TOTAL CURRENT LIABILITIES	33,863,433	23,228,837

Other non-current liabilities	3,873,571	1,570,386
Long-term debt	—	40,000,000
Deferred income taxes	3,691,207	4,641,257
Residual non-current liabilities from divested entity	127,940	—

TOTAL LIABILITIES	41,556,151	69,440,480

Minority interest	3,865,045	—

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 14,906,772 shares issued and 14,899,127 shares outstanding at August 31, 2005, and 11,326,198 shares issued and 11,134,838 outstanding at August 31, 2004	149,068	113,262
Additional paid-in capital	84,020,341	23,083,887
Retained earnings	59,150,173	54,165,761
Treasury stock, at cost, 7,645 shares at August 31, 2005 and 191,360 shares at August 31, 2004	(198,235)	(1,538,503)

TOTAL STOCKHOLDERS’ EQUITY	143,121,347	75,824,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,542,543	$145,264,887

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended August 31,
	2005	2004	2003
Revenue	$207,392,327	$161,824,612	$144,337,311

Cost of services (exclusive of depreciation shown separately below)	160,032,568	121,554,086	109,890,095
Selling, general and administrative	23,219,830	18,834,487	18,261,990
Provision for (recovery of) doubtful accounts	4,381,681	869,079	(909,518)
Impairment loss on building	1,015,241	—	—
Depreciation and amortization	3,387,388	2,794,832	2,419,104

Operating income	15,355,619	17,772,128	14,675,640

Other income (expense):
Interest expense	(1,573,082)	(1,353,528)	(661,856)
Interest income and other	275,245	46,684	103,031

Income before income taxes, minority interest and discontinued operations	14,057,782	16,465,284	14,116,815

Income tax provision	5,331,951	6,252,038	5,395,203

Minority interest, net	(15,262)	—	—

Income from continuing operations	8,741,093	10,213,246	8,721,612

Discontinued operations:
(Loss) income from discontinued operations, net	(488,092)	561,942	860,630
Loss on disposal of discontinued operations, net	(3,102,469)	—	—

Discontinued operations	(3,590,561)	561,942	860,630

Net Income	$5,150,532	$10,775,188	$9,582,242

Basic earnings per common share:
Continuing operations	$0.68	$0.94	$0.83
Discontinued operations	(0.28)	0.05	0.08

	$0.40	$0.99	$0.91

Diluted earnings per common share:
Continuing operations	$0.66	$0.90	$0.77
Discontinued operations	(0.27)	0.05	0.08

	$0.39	$0.95	$0.85

Weighted average shares outstanding:
Basic	12,829,141	10,848,866	10,499,561

Diluted	13,306,444	11,346,001	11,283,236

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings	Treasury Shares	Treasury Stock, at Cost	Total
Balance at August 31, 2002, as reported	7,267,750	$72,678	$20,278,568	$51,877,878	1,799,203	$(11,495,637)	$60,733,487

Retroactive effect of 100% stock dividend June 15, 2005	4,058,448	40,584	—	(15,753,246)	(1,604,651)	15,712,662	—

Balance as of August 31, 2002, as restated	11,326,198	113,262	20,278,568	36,124,632	194,552	4,217,025	60,733,487

Net Income	—	—	—	9,582,242	—	—	9,582,242
Purchase of treasury stock	—	—	—	—	656,659	(9,645,540)	(9,645,540)
Tax benefit associated with stock options exercised	—	—	696,665	—	—	—	696,665
Employee stock purchases	—	—	69,480	—	(10,774)	84,992	154,472
Exercise of stock options:
Issuance of treasury stock	—	—	(69,480)	(1,544,802)	(574,277)	4,844,976	3,230,694
Employee surrenders for tax payments	—	—	—	—	60,394	(960,458)	(960,458)

Balance at August 31, 2003	11,326,198	$113,262	$20,975,233	$44,162,072	326,554	$(1,459,005)	$63,791,562
Net Income	—	—	—	10,775,188	—	—	10,775,188
Purchase of treasury stock	—	—	—	—	48,249	(1,177,276)	(1,177,276)
Tax benefit associated with stock options exercised	—	—	2,108,654	—	—	—	2,108,654
Employee stock purchases	—	—	99,243	—	(13,887)	129,456	228,699
Exercise of stock options:
Issuance of treasury stock	—	—	(99,243)	(771,499)	(206,181)	1,834,870	964,128
Employee surrenders for tax payments	—	—	—	—	36,625	(866,548)	(866,548)

Balance at August 31, 2004	11,326,198	$113,262	$23,083,887	$54,165,761	191,360	$(1,538,503)	$75,824,407
Net Income	—	—	—	5,150,532	—	—	5,150,532
Follow-on public offering	3,450,000	34,500	58,397,996	(17,250)	—	—	58,415,246
Purchase of treasury stock	—	—	—	—	9,683	(292,523)	(292,523)
Tax benefit associated with stock options exercised	—	—	1,778,325	—	—	—	1,778,325
Employee stock purchases	22,660	227	376,525	—	(9,352)	89,829	466,581
Exercise of stock options:
Issuance of shares	107,914	1,079	486,468	—	—	—	487,547
Issuance of treasury stock	—	—	(102,860)	(148,871)	(197,065)	1,903,547	1,651,816
Employee surrenders for tax payments	—	—	—	—	13,019	(360,585)	(360,585)

Balance at August 31, 2005	14,906,772	$149,068	$84,020,341	$59,150,173	7,645	$(198,235)	$143,121,347

Treasury shares reported were not affected by the two-for-one stock split. The split in the form of a 100% stock dividend was only issued on common shares outstanding at the close of business on May 31, 2005.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended August 31,
	2005	2004	2003
Operating activities:
Net income	$5,150,532	$10,775,188	$9,582,242
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	4,381,681	810,404	(614,784)
Depreciation and amortization	3,387,388	2,924,667	2,581,245
Deferred income taxes	(4,567,323)	1,167,940	1,584,896
Tax benefit associated with stock options exercised	1,778,325	2,108,654	696,665
Loss on disposal of property and equipment	9,707	—	(15,250)
Loss on disposal of discontinued operations	4,822,516	—	—
Net loss on write down of building	1,015,241	—	—
(Decrease) in minority interest	(15,262)	—	—
Changes in operating assets and liabilities, net of assets acquired/sold:
(Increase) decrease in accounts receivable	(8,250,675)	(8,077,498)	21,883
(Increase) decrease in income taxes receivable	(94,757)	502,105	(327,131)
(Increase) decrease in other receivables	(1,401,738)	325,591	(184,220)
(Increase) decrease in prepaid expenses and supplies	(3,490,229)	237,995	(62,197)
(Increase) in other assets	(243,077)	(152,334)	(271,174)
Increase in accounts payable, employee compensation and benefits, medical claims payable, accrued expenses and unearned revenues	7,492,261	1,674,661	222,114
Increase in other non-current liabilities	2,414,344	139,718	315,040

Net cash provided by operating activities	12,388,934	12,437,091	13,529,329

Investing activities:
Purchases of property and equipment	(3,148,685)	(1,774,529)	(4,948,302)
Proceeds from sale of property and equipment	8,230	—	15,250
Purchase price adjustment for Choice Health	351,996
Payment for Michiana Behavioral Health Center price adjustment	(11,216)	—	—
Payment for Poplar Springs Hospital price adjustment	(423,012)	—	—
Payment for purchase of Friends Behavioral Health System	(16,372,198)	—	—
Payment for purchase of River Park Hospital	(11,181,236)	—	—
Proceeds from sale of ProCare One Nurses	4,200,000	—	—
Payment for purchase of Michiana Behavioral Health Center	—	(6,198,221)	—
Payment for purchase of Poplar Springs Hospital	—	(29,650,992)	—
Payment for purchase of EAP International, net of cash acquired	—	—	(3,259,870)
Payment for purchase of Integrated Insights, net of cash acquired	—	—	(4,178,489)
Payment for Integrated Insights price adjustment	—	(27,290)	—

Net cash used in investing activities	(26,576,121)	(37,651,032)	(12,371,411)

Financing activities:
Payments on long-term debt	(91,600,000)	(111,300,000)	(72,900,000)
Borrowing under lines of credit	51,600,000	137,300,000	76,900,000
Proceeds from follow-on public offering of common stock	58,415,246	—	—
Cash provided in exercise of Options/Employee Stock Purchase Plan	2,605,944	1,192,827	3,385,166
Purchases of treasury stock	(653,108)	(2,043,824)	(10,605,998)

Net cash provided by (used in) financing activities	20,368,082	25,149,003	(3,220,832)

Net increase (decrease) in cash and cash equivalents	6,180,895	(64,938)	(2,062,914)
Cash and cash equivalents at beginning of year	1,907,708	1,972,646	4,035,560

Cash and cash equivalents at end of year	$8,088,603	$1,907,708	$1,972,646

Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$1,033,257	$611,404	$397,405

Income taxes	$5,882,619	$2,878,691	$4,081,932

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

	2005 (a)	2004 (b)	2003 (c)
Non-cash investing activities:
Fair value of assets acquired	$34,510,410	$36,665,805	$8,886,432
Cash paid	(27,553,434)	(35,849,213)	(7,641,084)

Liabilities assumed	$6,956,976	$816,592	$1,245,348

(a)	Consists of the purchase of Friends Behavioral Health System effective July 1, 2005 and the purchase of River Park Hospital effective August 1, 2005. See Note 5 “Acquisitions” elsewhere herein this document.
(b)	Consists of the purchase of Michiana Behavioral Health Center effective April 1, 2004 and the purchase of Poplar Springs Hospital effective June 1, 2004. See Note 5 “Acquisitions” elsewhere herein this document.
(c)	Consists of the purchase of EAP, International effective November 1, 2002 and the purchase of Integrated Insights effective June 30, 2003. See Note 5 “ Acquisitions” elsewhere herein this document.

See accompanying notes to the consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005, 2004 AND 2003

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified health care services provider. It is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company owns/leases and operates five behavioral health care hospitals and related facilities, which provide behavioral health care programs for children, adolescents, and adults. The Company also offers an array of behavioral healthcare products to corporate clients, government agencies and third party administrators through employee assistance programs.

During fiscal year 2005, the Company offered at-risk managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group. As of August 31, 2005, all contracts for managed behavioral healthcare services on an at-risk basis were terminated as a result of the reorganization of the EAP Services group. See Note 16 “EAP Services Reorganization and Related Impairments” for additional information.

During fiscal year 2005, the Company offered specialized temporary nurse staffing services to acute care hospitals through ProCare One Nurses. The Company indicated that it was evaluating various alternatives to this line of business. ProCare One Nurses was sold on August 29, 2005 and the company no longer provides these services. See Note 6 “Discontinued Operations” for additional information.

The Company currently has offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Plymouth, Indiana; Petersburg, Virginia; Willoughby, Ohio; Philadelphia, Pennsylvania; and Huntington, West Virginia. The Company’s National Support Center and EAP Call Center is in the Dallas suburb of Lewisville, Texas.

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

Since its formation, the Company has completed nineteen acquisitions, including the following seven consummated in the last three fiscal years:

•	Effective August 1, 2005, the Company acquired the assets of River Park Hospital, a 165-bed behavioral health facility located in Huntington, West Virginia, and the stock of an affiliated management company through a stock purchase agreement. River Park Hospital has been consolidated with the Company since August 1, 2005.

•	Effective July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital, a 192-bed behavioral health hospital and a 27-bed adult residential treatment center located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends Hospital was owned by the Thomas Scattergood Behavioral Health Foundation. Friends Hospital has been consolidated with the Company since July 1, 2005.

•	Effective January 1, 2005, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed behavioral health hospital located in Willoughby, Ohio, a suburb of Cleveland.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities (three owned and two leased) with a total licensed capacity of 187 beds, in the central Virginia region. The facilities have been consolidated with the Company since June 1, 2004.

•	Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana. The Company operates the facility under the name “Michiana Behavioral Health Center” and it has been consolidated with the Company since April 1, 2004.

•	Effective June 30, 2003, the Company purchased all of the capital stock of privately held Health and Human Resource Center, Inc., d/b/a Integrated Insights. Integrated Insights has been consolidated with the Company since July 1, 2003.

•	Effective November 1, 2002, the company purchased all of the capital stock of Employee Assistance Programs International, Inc. (“EAP International”). EAP International has been consolidated with the Company since November 1, 2002.

2.	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

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

Consolidation: The consolidated financial statements include those of the Company and its wholly owned and majority owned subsidiaries and one joint venture in which a controlling interest is held. The joint venture is included in the consolidated financial statements of the Company and the 20% minority interest component is reflected separately before commitments and contingencies in the balance sheet. Investments in unconsolidated affiliated companies are accounted for on the equity method. All significant intercompany accounts and transactions are eliminated in consolidation.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Allowances for Contractual Discounts: With regard to the Company’s owned behavioral health care facilities, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation. The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms. The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term. Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management. Contractual discounts are reported as deductions from patient service revenue at the time the service is rendered.

Property and Equipment: Property and equipment are recorded at cost. Depreciation expense is recorded on the straight-line basis over estimated useful lives. The useful lives of the buildings are estimated to be between twenty-five to forty years. The useful lives of computer hardware and software are estimated to be three years. The useful lives of furniture and fixtures, and transportation equipment are estimated to be five years. The useful life of office equipment is estimated to be three years. Building improvements are recorded at cost and amortized over the estimated useful lives of the improvements or the terms of the underlying lease whichever is shorter. Routine maintenance, repair items, and customer facility and site improvements are charged to current operations.

Accounting for Intangible Assets and Goodwill: The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill. Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill. The Company’s identifiable intangible assets, which are subject to amortization, consist of contracts, consulting agreements and non-compete agreements. The Company’s indefinite life intangible assets, which are not subject to amortization, include a Knox-Keene license (to operate as a specialized healthcare plan in California), trade names, and a Certificate of Need. The Company follows the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 141 Business Combinations (“SFAS 141”) and SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations be accounted for using the purchase method of accounting and that goodwill and certain indefinite life intangible assets not be amortized, but instead to be subject to impairment tests at least annually. See Note 11 “Goodwill and Other Intangible Assets” for additional information regarding these assets.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), discontinued the amortization of goodwill and generally requires that goodwill impairment be tested annually using a two-step process. The first step is to identify a potential impairment. The second step measures the amount of the impairment loss, if any. However, intangible assets with indefinite lives are to be tested for impairment using a one-step process that compares the fair value to the carrying amount of the asset. Because of the significance of the identified intangible assets and goodwill to the Company’s consolidated balance sheet, annual or interim impairment analyses are important. Changes in key assumptions about the business and its prospects, or changes in market conditions or other external factors, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s financial condition and results of operations.

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

Self-Insurance: Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to malpractice liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience. Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition: Service revenue is generated by the Company’s four business segments (service groups), which were in operation during fiscal year 2005, in the following categories:

(1)	Contract management revenue, generated by two of Horizon Health’s service groups, Behavioral Health Contract Management Services and Physical Rehabilitation Contract Management Services, is reported in the period the services are provided at the estimated net realizable amounts from contracted acute care hospitals for contract management services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, if and when necessary.

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

(2)	Net patient service revenue, generated by the Company’s Behavioral Health Hospital Services group, is recorded on the accrual basis in the period in which services are provided. Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect. Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered. The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(3)	Premium and fees revenue, generated by the Horizon Health EAP Services group, is reported in the period services are provided at the estimated net realizable amounts as defined by client contracts for services rendered. Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods if and when necessary.

Revenues are derived from EAP services, administrative service only contracts, and at-risk managed behavioral health services. The at-risk managed behavioral health service contracts were all terminated as of August 31, 2005. This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month or a per-employee/per-month fee, but also include fee for service payments. For the at-risk managed behavioral health services contracts, the Company is ‘at-risk’ and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties.

Discontinued Operations: In accordance with the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Asset, the results of operations of the disposed assets and the losses related to the divestiture of ProCare One Nurses, LLC on August 29, 2005, have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations. See Note 6 “Discontinued Operations”.

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

Accounting for Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. (See Note 13 “Income Taxes”.)

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Use of Estimates: The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded for the reporting periods in order to prepare the financial statements in conformity with generally accepted accounting principles. Management makes such estimates, for example, in the allowance for doubtful accounts, allowance for contractual discounts, medical claims, general and professional liability claims, employee health and workers compensation benefits, etc. Future actual results experienced by the Company could differ from those estimates.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

For all periods presented, “Stockholders’ Equity” reflects a retroactive reclassification between common stock, retained earnings and treasury stock as a result of the June 15, 2005 two-for-one stock split.

In February 2005, a reclassification was made from “selling, general and administrative expense” to “interest expense” for costs related to the Company’s existing credit facility. The costs included the amortization of capitalized costs, unused commitment fees, and the annual administrative fee. For comparative purposes, prior year balances were also reclassified.

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

New Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. The standard changes the requirements for accounting for and reporting of a voluntary change in accounting principle requiring a retrospective application to prior periods’ financial statements of the change in principle unless it is impracticable rather than the recording of a cumulative effect of the change in accounting principle in net income in the year of change. The standard is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2004, FASB issued revised Financial Accounting Standards No. (“SFAS”) 123R, Share-Based Payment. This statement amends SFAS 123, Accounting for Stock-Based Compensation. The statement eliminates the alternative to use APB Opinion No. 25, Accounting for Stock Issued to Employees that was provided in SFAS 123 as previously issued. SFAS 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This statement will be effective for the Company for its fiscal year ending August 31, 2006.

3.	STOCK OPTIONS AND OTHER STOCK AWARDS

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options and restricted stock, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000.

As of August 31, 2005, 15,000 shares have been reserved for stock options awarded under the Plan and 1,500 shares have been rewarded as restricted stock. In addition, certain executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses are based on the attainment of the corporate performance target for fiscal year 2005 and vest ratably over four years. The performance target was attained for fiscal year 2005 and these bonuses will be paid 50% in restricted common stock and 50% in cash in four equal installments, in the first fiscal quarter of fiscal years 2006 through 2009. The payment of each installment is subject to continued employment with the Company.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of August 31, 2005, there were outstanding stock options for 1,313,718 shares that had been granted under the prior plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

The exercise prices of the options granted, equaled or exceeded the market value of the common stock at the date of the grant. The options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant. The restricted stock vests ratably over five years from the date of grant.

The following table summarizes the status of the Plans:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,793,162	$7.16	1,679,524	$4.69	2,907,098	$3.75
Granted	115,000	13.73	575,200	10.84	306,000	8.25
Exercised	(502,044)	4.26	(412,362)	2.34	(1,148,554)	2.82
Expired or canceled	(77,400)	8.68	(49,200)	6.19	(385,020)	5.99

Outstanding at end of year	1,328,718	8.73	1,793,162	7.16	1,679,524	4.69

Exercisable at end of year	592,418	6.88	787,958	4.91	827,714	3.18

Available for grant at end of year	583,500		240,136		689,180

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about options outstanding under the Plans at August 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 2.28 – 7.20	342,718	4.72	$4.35	249,418	$4.07
7.26 – 8.56	357,600	7.42	8.13	279,920	8.27
9.22 – 11.03	168,200	8.38	9.98	19,000	10.05
11.35 – 16.10	460,200	8.60	12.01	44,080	12.66

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

In applying FASB Statement 123, as amended by SFAS 123R, the Company has reviewed various assumptions made within the Black-Scholes options pricing model, which was designed to value short-term traded options, and determined that the model be adjusted to allow for differences applicable to employee stock options from the attributes of the short-term traded options. The adjustments reflect a change to the expected life of the employee stock options as opposed to the historical option term of previously issued options, which was utilized in prior period calculations. In addition, the Company is now incorporating estimated forfeitures in its calculations. The prior year amounts have not been restated for the change in assumptions, however, all number of shares and per share amounts have been changed to reflect the impact of the June 15, 2005 two-for-one stock split.

	2005	2004	2003
Net Income, as reported	$5,150,532	$10,775,188	$9,582,242
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	735,201	826,341	440,405

Pro forma net income	$4,415,331	$9,948,847	$9,141,837
Earnings per share:
Basic
As reported	$0.40	$0.99	$0.91
Pro forma	$0.34	$0.92	$0.87
Diluted
As reported	$0.39	$0.95	$0.85
Pro forma	$0.33	$0.88	$0.81

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with SFAS 123, the fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk free interest rate	3.91%	4.09%	2.75%
Expected life (years)	6.4	7.3	6.4
Expected volatility	50.7%	52.0%	60.0%
Expected dividend yield	0.0%	0.0%	0.0%

In accordance with SFAS 123, the weighted average fair value of options granted during 2005, 2004, and 2003 was $6.32, $6.39, and $4.88 respectively.

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31:

	2005			2004			2003
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing Operations:
Basic EPS	$8,741,093	12,829,141	$0.68	$10,213,246	10,848,866	$0.94	$8,721,612	10,499,561	$0.83

Effect of dilutive securities
warrant and options		477,303			497,135			783,675

Diluted EPS	$8,741,093	13,306,444	$0.66	$10,213,246	11,346,001	$0.90	$8,721,612	11,283,236	$0.77

Discontinued Operations:
Basic EPS	$(3,590,561)	12,829,141	$(0.28)	$561,942	10,848,866	$0.05	$860,630	10,499,561	$0.08

Effect of dilutive securities
warrant and options		477,303			497,135			783,675

Diluted EPS	$(3,590,561)	13,306,444	$(0.27)	$561,942	11,346,001	$0.05	$860,630	11,283,236	$0.08

Total:
Basic EPS	$5,150,532	12,829,141	$0.40	$10,775,188	10,848,866	$0.99	$9,582,242	10,499,561	$0.91

Effect of dilutive securities
warrant and options		477,303			497,135			783,675

Diluted EPS	$5,150,532	13,306,444	$0.39	$10,775,188	11,346,001	$0.95	$9,582,242	11,283,236	$0.85

(1)	The number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2005, 2004, and 2003 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

Quarter Ended	Options Excluded	Option Price Range
August 31, 2005	—	—
May 31, 2005	—	—
February 28, 2005	30,067	$14.90 - $16.10
November 30, 2004	416,200	$11.03 - $12.50
August 31, 2004	39,134	$11.65 - $12.50
May 31, 2004	8,000	$11.88
February 29, 2004	12,547	$11.65 - $11.88
November 30, 2003	21,000	$10.50 - $11.88
August 31, 2003	213,000	$8.51 - $11.88
May 31, 2003	110,880	$8.03 - $11.88
February 28, 2003	13,000	$8.18 - $11.88
November 30, 2002	193,400	$7.26 - $11.88

5.	ACQUISITIONS AND ENTRY INTO A LONG-TERM OPERATING LEASE AGREEMENT

River Park Hospital

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital located in Huntington, West Virginia, pursuant to an Asset Purchase Agreement dated June 9, 2005, and purchased the stock of an affiliated management company through a Stock Purchase Agreement of the same date. The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The agreement also provides for additional variable payments in future years based on the future performance of the hospital. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of August 31, 2005, tangible assets acquired and liabilities assumed totaled $7,037,000 and $391,347, respectively. The purchase price of approximately $11.0 million exceeded the fair value of net tangible assets by $4,314,472 of which $750,472 is recorded as goodwill, $1,225,000 is assigned to the value of the contracts and $2,339,000 is recorded as the value of certain indefinite life assets. The indefinite life assets are comprised of a Certificate of Need with an assigned value of $2,185,000 and a trade name with an assigned value of at $154,000. River Park Hospital is a 165-bed behavioral health facility offering programs for adults, adolescents, children and families. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Friends Hospital

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization and the joint venture acquired Friends Hospital located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends hospital was owned by the Thomas Scattergood Behavioral Health Foundation. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture. The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of August 31, 2005, the joint venture’s tangible assets acquired and liabilities assumed totaled $21,664,204 and $2,685,342, respectively. In addition, a certain indefinite life asset, a trade name, in the amount of $422,651 was identified and recorded as a result of the transaction. The joint venture is included in

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the consolidated financial statements of the Company and the 20% minority interest of $3,865,045 is reflected separately at August 31, 2005. Friends Hospital consists of a 192-bed behavioral health hospital and a 27-bed adult residential treatment center. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

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

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 187 beds, in the central Virginia region, for approximately $30.1 million. The agreement also provides for additional variable payments in future years based on the future performance of the facilities. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. As of August 31, 2005, tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively. The purchase price of approximately $30.1 million exceeded the fair value of PSH’s net tangible assets by $14,192,964 of which $13,863,964 is recorded as goodwill, and $329,000 is recorded as the value of certain indefinite life assets. The net increase in goodwill of $94,014 during the fiscal year ended August 31, 2005, includes an additional variable payment of $380,841 as required by the purchase agreement, a $329,000 reclassification from goodwill to indefinite life assets and additional acquisition costs of $42,173 that were capitalized. The cash purchase price was funded under the Company’s revolving credit facility. The three owned and two leased facilities include:

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

The Year Ended August 31, 2004

Revenue	$177,078,457

Net Income	$11,390,611

Net Income per common share:

Basic	$1.05

Diluted	$1.00

Michiana Behavioral Health Center

Effective April 1, 2004, the Company acquired the assets of Northern Indiana Hospital, an 80-bed behavioral health hospital located in Plymouth, Indiana for approximately $6.2 million. The Company operates the facility under the name “Michiana Behavioral Health Center”. The hospital provides behavioral programs for children, adolescents, and adults. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Tangible assets acquired and liabilities assumed totaled $6,399,253 and $189,816 respectively. The cash purchase price was funded by the Company’s revolving credit facility. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

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

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6.	DISCONTINUED OPERATIONS

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note is non-interest bearing in the amount of $2.1 million payable in six months and the other promissory note is in the amount of $2.0 million payable quarterly over three years, bearing interest at the prime rate. The tangible assets and assumed liabilities included in the sale were $2,445,338 and $45,472, received were recorded by the Company at the estimated net realizable value over the term of the instruments, including a reserve totaling $666,831 that is based on management’s assessment of ultimate collectibility. The Company recognizes interest income during the period in which the interest is earned and reflects any unpaid interest due as a receivable.

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the discontinued operations for the periods presented is as follows:

	Years Ended August 31,
	2005	2004	2003
Revenue	$17,176,198	$18,674,417	$22,178,947

Cost of services (exclusive of depreciation shown separately below)	16,041,371	17,121,194	19,942,023
Selling, general and administrative	1,635,485	277,858	91,922
Provision for (recovery of) doubtful accounts	136,206	(58,675)	294,734
Depreciation and amortization	97,992	129,835	162,141

Operating Income	(734,856)	1,204,205	1,688,127

Interest income and other	—	—	(2,582)

Income before income taxes	(734,856)	1,204,205	1,690,709

Income tax provision/(benefit)	(262,051)	465,930	654,157

(Loss) income from discontinued operations	(472,805)	738,275	1,036,552

(Loss) on disposal of discontinued operations, net	(3,102,469)	—	—

Intercompany Revenue	(15,287)	(176,333)	(175,922)

Net (Loss) income from discontinued operations	(3,590,561)	561,942	860,630
Basic earnings per common share:
Discontinued operations	(0.28)	0.05	0.08

Diluted earnings per common share:
Discontinued operations	(0.27)	0.05	0.08

Weighted average shares outstanding:
Basic	12,829,141	10,848,866	10,499,561

Diluted	13,306,444	11,346,001	11,283,236

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of ProCare’s assets and liabilities retained is reflected as follows:

	August 31,
	2005	2004
Current assets, including trade receivables and deferred tax assets	1,322,129	3,112,506
Other non-current assets-deferred taxes	655,343	—
Long term assets, including goodwill	—	10,065,551
Current liabilities, including accrued expenses	1,653,974	629,325
Long term liabilities	127,940	491,731

The following is a reconciliation of the net proceeds received and the loss recorded on sale:

Proceeds:
Cash	$4,200,000
Promissory notes, net	3,365,945

Total proceeds	7,565,945
Less:
Tangible assets sold, less liabilities divested	(2,399,866)
Write-off of goodwill	(9,988,595)
Income tax provision	1,720,047

Loss on sale	$(3,102,469)

7.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 31:

	2005 (a)(b)	2004 (c)
Land	$4,317,706	$3,219,011
Buildings and improvements (d)	42,245,677	23,508,748
Computer hardware	3,282,079	2,858,717
Computer software	2,273,882	1,700,597
Furniture and fixtures	4,052,110	2,274,077
Equipment	2,639,480	2,664,184
Transportation (vehicles)	115,365	50,445
Work-in-process (e)	1,226,265	—
Leasehold improvements	181,596	358,745

	60,334,160	36,634,524
Less accumulated depreciation	8,635,817	7,833,027

	$51,698,343	$28,801,497

(a)	Effective July 1, 2005, the Company added approximately $15.5 million in property and equipment associated with the acquisition of Friends Hospital in Philadelphia, Pennsylvania. (See Note 5 “Acquisitions”) Of the $15.5 million in assets acquired, the hospital facility (approximately 330,990 square feet) was valued at approximately $13.0 million.
(b)	Effective August 1, 2005, the Company added approximately $7.0 million in property and equipment associated with the acquisition of River Park Hospital in Huntington, West Virginia. (See Note 5 “Acquisitions”) Of the $7.0 million in assets acquired, a hospital facility (approximately 129,660 square feet) and 4 acres of land were valued at approximately $5.3 million and $1.1million, respectively.
(c)	The 2004 balances above include assets with a net book value of approximately $35,000 that were associated with ProCare One Nurses, which was sold on August 29, 2005.
(d)	During the fourth quarter of fiscal year 2005, the Company recorded an asset impairment charge of $1,015,241. This charge related to the write-down to fair market value of the Company’s national support center building. Fair value was determined by the executed letter of intent to sell the building. This asset is presented in the “other” service group in the segment disclosure at Note 15.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(e)	At August 31, 2005, the “work-in-process” category primarily represented six different information technology initiatives and building and leasehold improvement projects, which had not been completed by year-end. Of the $1,226,265 in work-in-process, $1,055,322 is related to computer software, $54,875 is related to computer hardware and $116,068 is related to building and leasehold improvements that will be capitalized and depreciated upon the completion of each project, which is anticipated to occur during fiscal year 2006.

Exclusive of the depreciation expense associated with ProCare One Nurses, which has been retroactively reclassified into discontinued operations, depreciation expense was $2,484,412, $1,412,202 and $1,018,173 for the years ended August 31, 2005, 2004, and 2003, respectively.

8.	ACCRUED EXPENSES AND UNEARNED REVENUE

Accrued expenses consisted of the following at August 31:

	2005	2004
Employee health benefits	$1,190,911	$942,606
General and professional liability claims	1,035,270	1,433,493
Deferred revenue and contract adjustments	850,434	663,471
Workers compensation self-insured liability	779,565	833,717
Lease obligations	767,720	107,269
Federal and state income tax liability	726,348	—
Patient credit balances and third-party overpayments	839,418	4,857
Employee/physician relocation	304,555	197,553
Audit and accounting fees	298,430	171,000
401 (k) matching funds contributions	258,911	534,942
Other	4,562,931	2,969,820

	$11,614,493	$7,858,728
Unearned Revenue	1,308,462	891,731

	$12,922,955	$8,750,459

9.	LONG-TERM DEBT

At August 31, 2005, the Company had no long-term debt outstanding related to its revolving credit facility and had $118.7 million of the current $125.0 million credit facility available to the Company after letter of credit obligations. At August 31, 2004, the Company had long-term debt of $40.0 million under its then existing $90 million revolving credit facility.

On May 23, 2002, the Company entered into a Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”), with JPMorgan Chase Bank, as Agent, and Bank of America, NA to fund ongoing working capital requirements, refinance existing debt, finance future acquisitions by the Company, and for other general corporate purposes. On August 29, 2003, the Company amended the agreement to allow for its expansion to a $60 million facility by adding Wells Fargo Bank Texas as an equal bank participant in the facility. On May 4, 2004, the Company again amended the agreement to extend the term by one year and to increase the amount of the revolving credit facility to $90 million (with an expansion feature under which the amount of the credit facility could be increased to expand to $125.0 million, subject to the satisfaction of certain conditions) and to add KeyBank National Association as a participant in the facility. On June 10,

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2005, the Company entered into a Third Amended and Restated Credit Agreement (the “Third Amended Credit Agreement”) to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions) and to add Wachovia Bank, National Association and Amegy Bank, National Association as participants in the facility.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined. The Eurodollar Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company.

As of October 4, 2002, April 4, 2003, August 29, 2003, and June 10, 2005, the Credit Agreement was amended to allow the Company to finance the redemption or repurchase of its capital stock, subject to certain conditions. The amendments currently allow the Company to expend up to $10.0 million per fiscal year for the repurchase of shares through the end of the agreement, subject to maintaining a debt coverage ratio of less than 1.75 to 1.00.

The Third Amended Credit Agreement, as amended, matures on May 31, 2010.

10.	SHAREHOLDERS’ EQUITY

Common Stock

Effective March 16, 2005, the Company sold in a follow-on public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split). The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.4 million. The Company utilized approximately $34.5 million of the proceeds to repay all outstanding debt under its revolving credit facility. The balance of the net proceeds was used for the acquisitions of Friends Hospital and River Park Hospital and for general corporate purposes.

On May 10, 2005, the Company announced that the Board of Directors had approved a two-for-one stock split to be effected in the form of a 100% stock dividend (the “Stock Split”), pursuant to which, on June 15, 2005, the Company distributed to each holder of record of Common Stock, par value $0.01 per share, of the Company at the close of business on May 31, 2005 (the “Record Date”), one additional share of Common Stock for each outstanding share of Common Stock held of record by such holder at the Record Date. All references in the financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of the Company’s June 15, 2005 two-for-one stock split.

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”). The Plan offered eligible employees the ability to purchase Company stock at a 15% discount to the current market price at designated periods. Eligible employees were able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which were defined as January 1 – June 30 and July 1 – December 31. Pursuant to the Plan, the Company issued 9,352, 13,887, and 10,774 shares of Common Stock from treasury for the fiscal years ended August 31, 2005, 2004, and 2003, respectively as well as 22,660 newly issued shares during the fiscal year ended August 31, 2005. On April 21, 2005, the Board of Directors approved the termination of the Company’s Stock Purchase Plan effective June 30, 2005. Subsequent to this date, shares were no longer offered under the Company’s Employee Stock Purchase Plan.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired.

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of August 31, 2005, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect. A total of 1,505,196 and 1,298,779 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2005 and August 31, 2004, respectively.

For the fiscal year ended August 31, 2005 the net difference between the cost price and the option price on the issuance of treasury stock was a loss of $148,871 that has been charged to retained earnings.

The above share amounts have not been adjusted related to the 100% share dividend on June 15, 2005 discussed above, as it was not applicable to treasury shares. As of June 15, 2005, the Company utilized all its treasury stock for the payment of the share dividend. Subsequent to that date, 7,645 shares were surrendered to the Company and were retained in treasury at August 31, 2005.

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company applies the provisions of SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets in accounting for its goodwill and other identifiable intangible assets. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. See Note 2 “Accounting for Intangible Assets and Goodwill” for a discussion regarding SFAS 141 and SFAS 142.

The Company’s indefinite life intangible assets, which are not subject to amortization, were $3,886,641 and $795,988 at August 31, 2005 and 2004, respectively. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts, consulting, and non-compete agreements for the twelve months ended August 31, 2005 were $761,504, $30,772 and $110,700, respectively, and for the twelve months ended August 31, 2004 were $1,216,682, $30,772 and $135,176, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the four succeeding fiscal years and thereafter.

For the year ended August 31:
2006	$869,833
2007	820,860
2008	786,351
2009	332,903
Thereafter	159,200

$2,969,147

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth by business service group of the Company, as described in Note 15 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2005 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets in the twelve months ended August 31, 2005.

The Company elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2005 impairment testing, no impairment adjustments were deemed necessary.

	Behavioral Health Contract Management Services	Behavioral Health Hospital Services (1)	Physical Rehabilitation Contract Management Services	ProCare One Nurses (2)	EAP Services (3)	Consolidated
Goodwill and certain indefinite life intangible assets as of August 31, 2003	$16,841,171	$—	$1,703,665	$9,988,595	$42,236,432	$70,769,863
Goodwill adjusted during the period	—	—	—	—	(815,926)	(815,926)
Certain indefinite life intangible assets adjusted during the period	—	—	—	—	795,988	795,988
Goodwill and Certain indefinite life intangible assets acquired during the period	—	13,769,951	—	—	—	$13,769,951

Goodwill and certain indefinite life intangible assets as of August 31, 2004	$16,841,171	$13,769,951	$1,703,665	$9,988,595	$42,216,494	$84,519,876
Goodwill adjusted during the period	—	94,014	—	—	(351,996)	(257,982)
Certain indefinite life intangible assets adjusted during the period	—	329,000	—	—	—	329,000
Goodwill and Certain indefinite life intangible assets acquired during the period	—	3,512,123	—	—	—	3,512,123
Sale of ProCare One Nurses during the period	—	—	—	(9,988,595)	—	(9,988,595)

Goodwill and certain indefinite life intangible assets as of August 31, 2005	$16,841,171	$17,705,088	$1,703,665	$—	$41,864,498	$78,114,422

See Note 15, elsewhere herein, for a description of the Company’s business service groups.

(1)	$13,769,951 of goodwill acquired during the twelve months ended August 31, 2004 related to the purchase of PSH Acquisition Corporation effective June 1, 2004. Goodwill adjustments during the twelve-month period ended August 31, 2005 include: an “additional variable payment” of $380,841, a reclassification of $329,000 from goodwill to other indefinite life intangibles and purchase price adjustments of $42,173 all of which were related to the purchase of Poplar Springs Hospital. The purchase agreement associated with the acquisition of Poplar Springs Hospital provides for additional variable payments in future years based on the future performance of the facilities. The first payment, which was recorded as additional goodwill, was made during the third quarter ended May 31, 2005 in the amount of $380,841. $422,651 of certain indefinite life intangible assets acquired during the period relates to the purchase of Friends Hospital effective July 1, 2005. $750,472 of the goodwill and $2,339,000 of certain indefinite life intangible assets acquired during the period relates to the purchase of River Park Hospital effective August 1, 2005. The indefinite life assets of River Park are comprised of a Certificate of Need with an assigned value of $2,185,000 and a trade name with an assigned value of $154,000.
(2)	A decrease in goodwill of $9,988,595 relates to the sale of ProCare One Nurses effective August 29, 2005. See Note 6 “Discontinued Operations”.
(3)	Goodwill adjusted during the twelve months ended August 31, 2004 relates to reclassifications to other intangibles related to the purchase of Integrated Insights which was acquired effective June 30, 2003 and purchase price allocations adjustments related to the purchase of EAPI and Integrated Insights. Certain indefinite life intangible assets adjusted during the period relate to reclassifications from goodwill related to the valuation of the company’s Knox Keene License. A decrease in goodwill of $351,966 during the twelve months ended August 31, 2005 relates to a reduction of a tax reserve associated with the October 5, 1998 acquisition of Choice Health, Inc.

12.	RETIREMENT PLAN

The Company sponsors a 401(k) plan that covers substantially all employees, subject to certain eligibility requirements. New for the benefit plan year 2005, the Company makes a matching contribution equal to 50% of the employees’ contribution up to an amount equal to 3% of the employee’s compensation. The plan also provides for discretionary matching contributions, an amount that is to be determined by the Company on an annual basis. Past benefit plan year contributions were on a discretionary basis only. For the benefit plan years ended December 31, 2004, 2003 and 2002 the Company’s contributions were approximately $714,000, $646,000, and $604,000 respectively.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	INCOME TAXES

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes. Income tax expense is comprised of the following components:

	For the Year Ended August 31,
	2005	2004	2003
Current
Federal	$6,398,942	$4,858,036	$3,878,055
State	1,166,239	691,993	586,409

Total current	$7,565,181	$5,550,029	$4,464,464

Deferred
Federal	$(3,782,987)	1,048,157	1,422,342
State	(432,341)	119,783	162,554

Total deferred	$(4,215,328)	$1,167,940	$1,584,896

Income tax expense, including discontinued operations	$3,349,853	$6,717,969	$6,049,360
Income tax benefit (expense) related to income from discontinued operations	$262,051	$(465,931)	$(654,157)
Income tax benefit (expense) related to the disposal of discontinued operations	$1,720,047	$—	$—

Income tax expense-continuing operations	$5,331,951	$6,252,038	$5,395,203

The components of the net deferred tax asset at August 31 are as follows:

	2005	2004
Management contracts	$2,038,773	$1,062,415
Goodwill	(8,839,319)	(6,814,697)

Deferred tax liabilities	(6,800,546)	(5,752,282)

Accounts receivable	2,445,250	1,484,252
Vacation accruals	460,898	620,708
Miscellaneous accruals	5,698,004	916,073
Property & equipment/intangibles	374,970	303,334
Net operating loss carryforward	173,701	212,857

Deferred tax assets	9,152,823	3,537,224

Net deferred tax asset (liability) (a)	$2,352,277	$(2,215,058)

(a)	$1,045,341 of the $2,352,277 in deferred tax assets as of August 31, 2005 is associated with ProCare One Nurses. $390,000 is included in the “residual current assets from divested entity” caption and $655,343 is captioned “residual noncurrent assets from divested entity” in the August 31, 2005 consolidated balance sheet included elsewhere herein this document.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At August 31, 2005, the Company had available estimated, unused net operating loss carryforwards for tax purposes totaling approximately $445,386. These carryforwards, subject to annual utilization limits, may be utilized to offset future years’ taxable income and will begin to expire during 2011 if unused prior to that date.

The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company’s effective income tax rate for continuing operations:

	Tax Rate 2005	2005	Tax Rate 2004	2004	Tax Rate 2003	2003
Federal income taxes based on 35% of book income	35.0%	$4,925,565	35.0%	$5,762,849	35.0%	$4,940,885
Permanent adjustments:
Meals & entertainment and other permanent adjustments	1.1%	150,007	0.9%	152,189	1.1%	149,606
State income taxes	3.7%	518,677	2.8%	464,400	3.0%	418,023
Other adjustments	(1.9)%	(262,298)	(0.8)%	(127,400)	(0.8)%	(113,311)

	37.9%	$5,331,951	37.9%	$6,252,038	38.3%	$5,395,203

14.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates:

For the year ending August 31,
2006	$3,595,163
2007	3,560,972
2008	2,968,879
2009	2,583,944
2010 and thereafter	17,281,270

$29,990,228

Rent expense for the years ended August 31, 2005, 2004, and 2003 was $4,694,535, $2,521,362, and $2,394,512, respectively. These amounts exclude rent expense related to ProCare One Nurses, which was reclassed into discontinued operations.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payments by $11.4 million.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each. The lease increased the total minimum rental payments by $12.0 million.

The above minimum rental payments do not take into account $262,053 of expected receipts for four sublet clinic locations in Florida resulting from the reorganization and centralization of the Company’s EAP Services group.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path. The parties are in discovery proceedings and there is no trial setting.

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California. The relators served the complaint in November 2004. The United States Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges primarily that certain patients were improperly admitted to hospital gero-psychiatry program managed by the Company at the hospitals. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. No discovery proceedings have been conducted in the case and there is no trial setting.

The Company is a party to a lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The complaint alleges various violations of California wage and hour laws and seeks the recovery of substantial amounts for wages, fines, penalties and attorneys fees. The case is filed as a private attorney general action under Section 17200 of the California Business and Profession Code. The Company considers that it is entitled to indemnity

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

from Obstetrical Nurses, Inc., a predecessor to ProCare One Nurses, LLC for liability relating to a portion of the claims and has asserted a claim for indemnity in a separate lawsuit. The parties are engaged in discovery proceedings. The case is filed as a class action, but the court recently denied the motion for class certification.

15.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting which disaggregates its business by services categories in a manner consistent with the Company’s consolidated statements of operations format. There were two significant changes to the structure of the reportable service groups during the fourth quarter of fiscal year 2005. As a result of the growth in the Company’s free-standing behavioral health hospital services business, which increased to five during fiscal year 2005 (two of which were acquired during the fourth quarter), management determined that it would disaggregate the hospitals and recognize them as a separate service group. Additionally, as a result of the sale of the Company’s temporary nurse staffing business on August 29, 2005, ProCare One Nurses is no longer reflected as a service group of the Company (see Note 6 “Discontinued Operations”). Therefore, the Company’s reportable service groups are Behavioral Health Contract Management Services, Behavioral Health Hospital Services, Physical Rehabilitation Contract Management Services, and EAP Services. Prior periods have been restated to reflect the new segments. During the fiscal year ended August 31, 2003, the Company discontinued reporting its then smallest service group Mental Health Outcomes, separately due to its downsizing and integration into Behavioral Health Contract Management Services as a product line. In prior years, estimates of workers compensation claims liability were allocated (based on payroll dollars) to the operating unit level. Effective September 1, 2003, the Company began recording these estimates at the general and administrative level with actual paid claims costs being recorded to the applicable operating unit.

See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following schedule represents revenues and operating results for the twelve months ended August 31 by operating division/service group:

	(A)	(B)	(C)
	Behavioral Health Contract Management Services	Behavioral Health Hospital Services	Physical Rehabilitation Contract Management Services	(D) EAP Services	(E) Other	Eliminations	Consolidated
2005
Revenues	$81,387,963	$60,577,580	$17,104,970	$48,076,719	$245,095	—	$207,392,327
Intercompany Revenues	34,210	—	—	324,423	—	$(358,633)	—

Cost of Services	52,364,289	48,835,924	12,582,838	46,709,063	(85,626)	(373,920)	160,032,568

EBITDA (F)	26,880,334	7,928,487	2,963,587	(628,506)	(17,400,838)	15,184	19,758,248

Total assets (G)	111,943,421	84,701,264	17,431,724	47,560,971	16,337,481	(91,409,790)	186,565,071

2004
Revenues	$80,387,949	$10,069,329	$18,758,589	$52,249,019	$359,726	—	$161,824,612
Intercompany Revenues	1,136	—	—	233,122	—	$(234,258)	—

Cost of Services	52,219,261	7,645,487	14,239,741	47,598,774	261,414	(410,591)	121,554,086

EBITDA (F)	25,638,367	1,941,896	3,610,121	3,068,545	(13,868,403)	176,434	20,566,960

Total assets (G)	107,804,272	39,668,906	15,146,169	47,586,232	33,092,433	(113,769,567)	129,528,445

2003
Revenues	$76,727,730	—	$17,366,592	$48,348,055	$1,894,934	—	$144,337,311
Intercompany Revenues	—	—	—	183,500	—	$(183,500)	—

Cost of Services	51,064,745	—	13,001,695	44,687,287	1,495,790	(359,422)	109,890,095

EBITDA (F)	23,905,519	—	3,485,493	1,347,754	(11,819,944)	175,922	17,094,744

Total assets (G)	106,191,383	—	12,785,558	49,243,626	23,960,879	(115,358,892)	76,822,554

(A)	Behavioral Health Contract Management services provides behavioral health contract management services to acute care hospitals.
(B)	Behavioral Health Hospital Services represents the freestanding owned/operated behavioral health care hospitals that provide behavioral health programs for children, adolescents, and adults.
(C)	Physical Rehabilitation Contract Management Services provides physical rehabilitation contract management services to acute care hospitals.
(D)	EAP Services provides employee assistance programs and managed behavioral health care. EAP Services terminated all its managed behavioral health care contracts effective August 31, 2005.
(E)	“Other” represents revenue and expenses associated with residual Phase IV PsychScope agreements and the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its service groups.
(F)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining service group operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the year ended August 31, 2005, 2004 and 2003, segment EBITDA is derived by adding depreciation and amortization of $3,387,388, $2,794,832, and $2,419,104, respectively, and other income/expense of $1,297,387, $1,306,844 and $558,825, respectively, to the Company’s income before income taxes, minority interest and discontinued operations for the same periods of $14,057,781, $16,465,284 and $14,116,815, respectively. In addition, for the year ended August 31, 2005, the impairment loss on building of $1,015,241 is added back to calculate segment EBITDA. Consolidated cash flows from operating, investing, and financing activities for the period ended August 31, 2005 were $12,388,934, ($26,576,121), and $20,368,082 respectively, for the period ended August 31, 2004 were $12,437,091, ($37,651,032), and $25,149,003 respectively, and for the period ended August 31, 2003 were $13,529,329, ($12,371,411) and ($3,220,832), respectively, and are represented on the Statement of Cash Flows elsewhere herein.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(G)	Consolidated assets above do not include assets for ProCare One Nurses, which was sold on August 29, 2005, and is therefore considered a discontinued operation and is no longer presented as a service group of the Company. Operating results were reclassified as discontinued operations, however, the assets and liabilities of ProCare were not retroactively reclassified into the discontinued assets and liabilities categories on the balance sheet. To reconcile from this table to total assets presented on the face of the consolidated balance sheet, the assets associated with ProCare One Nurses would need to be added back to the consolidated assets reflected in the table above as follows:

	Consolidated	ProCare One Nurses	Total Assets
2005	$186,565,071	$1,977,472	$188,542,543
2004	$129,528,445	$15,736,442	$145,264,887
2003	$76,822,554	$25,506,154	$102,328,708

16.	EAP SERVICES REORGANIZATION AND RELATED IMPAIRMENTS

In the second quarter of 2005, the Company announced that it had commenced a reorganization of its EAP Services Group. The reorganization has involved the centralization of most of the business functions of the service group in Lewisville, Texas, where the national support center of the Company is located. The reorganization has also involved focusing on employee assistance programs and the termination of the managed behavioral health care at-risk contracts of the services group.

As of August 31, 2005, the Company recorded $1,611,591 in real estate lease expense and termination costs primarily associated with the recording of the remaining operating lease obligations associated with its Philadelphia and Nashville offices. The Company also recorded an asset impairment charge of $1,015,241 related to the write-down to fair market value of the Company’s National Support Center. The Company plans on consolidating its current National Support Center with the new EAP service center into a new location in fiscal year 2006. In addition, the Company incurred $612,138 in employee costs related to severance and retention bonuses associated with the termination of employees at its affected locations, $197,084 in employee relocation costs to its new service center, and $490,593 in duplicate salary costs in redundant service center locations during the training phase. At August 31, 2005, the company recorded a liability of $504,549 for the remaining administrative costs associated with the remaining obligations for the terminated managed behavioral health at-risk contracts. Finally, the Company recorded $181,598 in miscellaneous other costs primarily associated with travel and the moving of company files out of affected locations. At August 31, 2005, the reorganization was essentially complete.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The costs incurred in connection with the reorganization as of August 31, 2005 are presented below. (Amounts presented in Thousands):

	EAP Services	Other	Total
Total amounts expected to be incurred:
Real estate lease expense and termination costs	$1,612	$—	$1,612
Write-down National Support Center to FMV	—	1,015	1,015
Employee severance and retention bonus costs	612	—	612
Employee relocation costs	197	—	197
Employee training and redundant staffing costs	491	—	491
Costs associated with termination of MBH at-risk contracts	415	89	504
Miscellaneous other costs	182	—	182

Total	$3,509	$1,104	$4,613

Cumulative amount incurred as of August 31, 2005:
Real estate lease expense and termination costs	$1,612	$—	$1,612
Write-down National Support Center to FMV	—	1,015	1,015
Employee severance and retention bonus costs	612	—	612
Employee relocation costs	197	—	197
Employee training and redundant staffing costs	491	—	491
Costs associated with termination of MBH at-risk contracts	415	89	504
Miscellaneous other costs	182	—	182

Total	$3,509	$1,104	$4,613

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

	EAP Services	Other	Total
Balance as of September 1, 2004	$—	$—	$—
Amounts incurred for the year ended August 31, 2005:
Real estate lease expense and termination costs	1,612	—	1,612
Employee severance and retention bonus costs	612	—	612
Employee relocation costs	197	—	197
Employee training and redundant staffing costs	491	—	491
Costs associated with termination of MBH at-risk contracts	353	89	442
Miscellaneous other costs	182	—	182

Total	$3,447	$89	$3,536

Cash payments for the year ended August 31, 2005:
Real estate lease expense and termination costs	$231	$—	$231
Employee severance and retention bonus costs	343	—	343
Employee relocation costs	71	—	71
Employee training and redundant staffing costs	481	—	481
Costs associated with termination of MBH at-risk contracts	—	—	—
Miscellaneous other costs	129		129

Total	$1,255	$—	$1,255

Balance as of August 31, 2005	$2,192	$89	$2,281

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	QUARTERLY FINANCIAL INFORMATION (unaudited)

The following is a summary of unaudited quarterly financial data for fiscal 2005 and 2004:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$47,285,573	$37,485,895	$49,712,543	$37,577,124	$53,804,996	$40,233,148	$56,589,215	$46,528,445
Income (Loss) from:
Continuing Operations	2,747,307	2,346,587	2,893,973	2,664,908	3,322,234	2,560,760	(222,421)	2,640,991
Discontinued Operations	234,972	234,364	184,235	4,478	170,336	169,140	(4,180,104)	153,960

Net Income (Loss)	$2,982,279	$2,580,951	$3,078,208	$2,669,386	$3,492,570	$2,729,900	$(4,402,525)	$2,794,951

Net Income (Loss) Per Share:

Continuing Operations
Basic	$0.25	$0.22	$0.26	$0.25	$0.23	$0.23	$(0.02)	$0.24
Diluted	$0.24	$0.21	$0.25	$0.23	$0.23	$0.23	$(0.01)	$0.23

Discontinuing Operations
Basic	$0.02	$0.02	$0.02	$0.00	$0.01	$0.02	$(0.28)	$0.02
Diluted	$0.02	$0.02	$0.02	$0.00	$0.01	$0.01	$(0.27)	$0.01

Net Income (Loss)

Basic	$0.27	$0.24	$0.27	$0.25	$0.25	$0.25	$(0.30)	$0.26
Diluted	$0.26	$0.23	$0.26	$0.24	$0.24	$0.24	$(0.29)	$0.25

The number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II Valuation and Qualifying Accounts	S-2

S-1

HORIZON HEALTH CORPORATION

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning Of Period	Net Additions Charged (Recoveries Credited) to Costs and Expenses*	Uncollectible Accounts Written off	Balance at End of Period
Year ended August 31, 2005:
Allowance for doubtful accounts	$2,412,152	$4,245,929	$(916,975)	$5,741,106

Year ended August 31, 2004:
Allowance for doubtful accounts	$1,511,876	$796,949	$103,327	$2,412,152

Year ended August 31, 2003:
Allowance for doubtful accounts	$1,718,530	$(689,410)	$482,756	$1,511,876

*	Excludes the net of recoveries credited and additions charged of $135,751, $13,455, and $74,626 related to other receivables and accrued liabilities for the fiscal years ending 2005, 2004, and 2003.

S-2

INDEX TO EXHIBITS

NUMBER		EXHIBIT
3.1	-	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	-	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	-	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	-	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	-	First Amendment to Rights Agreement, dated April 22,2005 by and between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	-	Long-term operating lease agreement of Laurelwood Hospital dated December 30, 2004 between the Company and Lake Hospital System Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2005).

10.2	-	Asset Purchase Agreement dated June 9, 2005 by and between Mountain State Behavioral Health Services, LLC, as Seller, and HHC River Park, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.3	-	Stock Purchase agreement dated June 9, 2005 by and between Scott C. Stamm and Patrick D. Burrows, as Seller, HHC River Park, Inc., as Purchaser and Psychmanagement Group, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.4	-	Asset Acquisition and Contribution Agreement dated April 22, 2005 by and between Friends Hospital, as Seller, and Friends Behavioral Health System, LP, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2005).

10.5	-	Membership Interest Purchase Agreement dated August 22, 2005 by and between Horizon Health Corporation, as Seller, and CareerStaff Unlimited Inc. as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated August 29, 2005).

10.6	-	Office Lease Agreement dated May 6, 2005 between Opus West LP, as Landlord, and Horizon Health Corporation, as Tenant (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.7	-	Underwriting Agreement dated March 10, 2005, by and between the Company and J.P. Morgan Securities, Inc., as Representative of the Several Underwriters listed on the scheduled 1 thereto (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated March 10, 2005).

10.8	-	Third Amended and Restated Credit Agreement dated June 10, 2005 between Horizon Health Corporation and Horizon Health Management, Inc., as Borrowers and J.P Morgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005).

10.9	-	Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.10	-	Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.11	-	Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.12	-	Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.13	-	Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

10.14	-	Horizon Health Corporation Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the Commission on November 30, 1999, Registration No. 333-91761).

10.15	-	Horizon Health Corporation Bonus Plan Fiscal 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).

10.16	-	Horizon Health Corporation Bonus Plan Fiscal 2006 (filed herewith).

10.17	-	Executive Retention Agreement effective May 1,2003 between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2003).

10.18	-	Agreement dated July 1, 2004 between Horizon Health Corporation, Inc. and David K. Meyercord regarding severance arrangements (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2004).

21	-	List of Subsidiaries of the Company (filed herewith).

23	-	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a). (filed herewith).

31.2	-	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a). (filed herewith).

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. (filed herewith).