Form 10-Q
period 2005-11-30
HORIZON HEALTH CORP /DE/
filed 2006-01-06
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

or

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐     No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 27, 2005, was 14,930,578.

INDEX

HORIZON HEALTH CORPORATION

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2005	August 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$2,463	$8,098
Accounts receivable less allowance for doubtful accounts of $4,569 at November 30, 2005 and $5,741 at August 31, 2005	33,462	28,876
Prepaid expenses and supplies	3,918	4,822
Other receivables	1,863	2,211
Other assets	3,657	3,085
Income taxes receivable	—	204
Deferred taxes	5,183	5,388

TOTAL CURRENT ASSETS	50,546	52,684

Property and equipment, net	52,368	51,698

Goodwill	74,355	74,228
Other indefinite life intangibles	3,887	3,887
Contracts, net of accumulated amortization of $7,154 at November 30, 2005, and $6,946 at August 31, 2005	2,661	2,869
Other intangibles, net of accumulated amortization of $358 at November 30, 2005, and $343 at August 31, 2005	85	100
Other non-current assets	1,564	1,752

TOTAL ASSETS	$185,466	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	November 30, 2005	August 31, 2005
CURRENT LIABILITIES:
Accounts payable	$5,526	$4,665
Employee compensation and benefits	8,376	11,985
Medical claims payable	1,105	2,838
Accrued expenses and unearned revenue	11,847	13,706

TOTAL CURRENT LIABILITIES	26,854	33,194

Other non-current liabilities	3,961	4,002
Long-term debt	—	—
Deferred income taxes	3,470	3,036

TOTAL LIABILITIES	34,285	40,232

Minority interest	3,816	3,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 14,938,238 shares issued and 14,927,378 shares outstanding at November 30, 2005 and 14,906,772 shares issued and 14,899,127 shares outstanding at August 31, 2005	149	149
Additional paid-in capital	85,135	84,020
Retained earnings	62,344	59,150
Treasury stock, at cost, 10,860 shares at November 30, 2005 and 7,645 shares at August 31, 2005	(263)	(198)

	147,365	143,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,466	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
Revenue, net	$58,911	$47,286

Cost of services	45,650	35,014
Selling, general and administrative	7,045	5,546
(Recovery of) provision for doubtful accounts	(179)	818
Depreciation and amortization	1,144	857

Operating income	5,251	5,051

Other income (expense):
Interest expense	(119)	(571)
Interest income and other	101	6

Income before income taxes, minority interest and discontinued operations	5,233	4,486

Income tax provision	2,041	1,739

Minority interest, net	(49)	—

Income from continuing operations	3,241	2,747

(Loss) income from discontinued operations, net	(47)	235

Net income	$3,194	$2,982

Basic earnings per common share:
Continuing operations	$0.21	$0.25
Discontinued operations	0.00	$0.02

	$0.21	$0.27

Diluted earnings per common share:
Continuing operations	$0.21	$0.24
Discontinued operations	0.00	0.02

	$0.21	$0.26

Weighted average shares outstanding:
Basic	14,913	11,066

Diluted	15,414	11,405

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2005	2004
Operating Activities:
Net income	$3,194	$2,982
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for doubtful accounts	(179)	864
Depreciation and amortization	1,144	888
Deferred income taxes	640	361
Tax benefit associated with stock options exercised	—	487
Stock-based compensation	575	—
Excess tax benefits associated with stock-based compensation awards	(78)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,407)	(3,257)
Increase in net income taxes payable	1,077	1,108
Decrease (increase) in other receivables	348	(77)
Decrease (increase) in prepaid expenses and supplies	904	(877)
(Increase) decrease in other assets	(385)	224
Decrease in accounts payable, employee compensation and benefits, medical claims payable, accrued expenses, and unearned revenues	(7,214)	(1,781)
(Decrease) increase in other non-current liabilities	(40)	705
Decrease in minority interest payable	(49)	—

Net cash (used in) provided by operating activities	(4,470)	1,627

Investing activities:
Purchases of property and equipment	(1,565)	(386)
Payment for Friends Behavioral Health System price adjustment	(26)	—
Payment for River Park Hospital price adjustment	(127)	—
Payment for Michiana Behavioral Health Center price adjustment	—	(11)
Payment for for Poplar Springs Hospital price adjustment	—	(11)

Net cash used in investing activities	(1,718)	(408)

Financing Activities:
Payments on credit facility	—	(22,800)
Borrowings under credit facility	—	20,800
Cash provided by exercise of options	246	—
Excess tax benefits associated with stock-based compensation awards	78	—
Tax benefit associated with stock options exercised	294	—
Cash (paid) received for purchase/issuance of treasury stock	(65)	798

Net cash provided by (used in) financing activities	553	(1,202)

Net (decrease) increase in cash and cash equivalents	(5,635)	17

Cash and cash equivalents at beginning of period	8,098	1,908

Cash and cash equivalents at end of period	$2,463	$1,925

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified healthcare services provider. The Company owns/leases and operates five behavioral healthcare hospitals and related facilities, which provide behavioral healthcare programs for children, adolescents, and adults. It is also a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company additionally offers an array of employee assistance programs to corporate clients, government agencies and third party administrators. The Company currently has offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Plymouth, Indiana; Petersburg, Virginia; Willoughby, Ohio; Philadelphia, Pennsylvania; and Huntington, West Virginia. The Company’s National Support Center and Employee Assistance Program (“EAP”) Call Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation:

The accompanying condensed consolidated balance sheets at November 30, 2005 and August 31, 2005, the condensed consolidated statements of operations and of cash flows for the three months ended November 30, 2005 and 2004, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, which the Company considers necessary for a fair statement of the financial position of the Company as of November 30, 2005, and the results of operations for the three months ended November 30, 2005 and 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, which has been filed with the Securities and Exchange Commission.

Operating results for the three-month period are not necessarily indicative of the results that may be expected for a full year or portions thereof.

2.	SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The condensed consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of these financial statements requires the use of estimates, judgements and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The actual results experienced by the Company may differ materially from management’s estimates.

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements. In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances. There have been no significant changes in assumptions, estimates and judgements in the preparation of these quarterly financial statements from the assumptions, estimates and judgements used in the preparation of the Company’s latest audited financial statements presented in the Company’s August 31, 2005 Annual Report on Form 10-K other than the change in accounting estimate used for the Allowance for Doubtful Accounts mentioned below. See the captioned “Significant Accounting Policies and Estimates” described in Note 2 to the financial statements presented in the Company’s August 31, 2005 Annual Report on Form 10-K incorporated herein by reference, for information concerning those accounting policies and estimates considered significant by the Company.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

During the first quarter, the allowance for doubtful accounts for the hospital services group was re-evaluated based on the operating experience with our free standing behavioral healthcare facilities. The Company revised its reserve on bad debt for third-party payor delinquent accounts based on its actual historical collections. The implementation of this change in estimate in the first quarter had a favorable impact of approximately $532,000.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. For all periods presented, share and per share amounts have been adjusted as a result of the June 15, 2005 two-for-one stock split.

3.	STOCK-BASED COMPENSATION

Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first quarter of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005 (modified prospective application). Stock-based compensation for the periods ended November 30, 2005 and 2004 totaled approximately $575,000 and $311,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations only for the period ended November 30, 2005. The total income tax benefit related to stock-based compensation during the periods ended November 30, 2005 and 2004 was approximately $224,000 and $121,000, respectively. There were no capitalized stock based compensation costs for the periods ended November 30, 2005 and 2004.

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation for the quarter ended November 30, 2004:

(In thousands, except per share amounts)	Three Months Ended November 30, 2004
Net Income, as reported	$2,982
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	190

Pro forma net income	$2,792

Earnings per share:
Basic–as reported	$0.27

Basic–pro forma	$0.25

Diluted–as reported	$0.26

Diluted–pro forma	$0.24

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options and restricted stock, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000. As of November 30, 2005, 30,000 shares have been reserved for stock options awarded under the Plan and approximately 177,000 shares have been awarded as restricted stock.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of November 30, 2005, there were outstanding stock options for approximately 1,288,000 shares that had been granted under the prior plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

Stock Options

Stock options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. Transactions during the first quarter of fiscal 2006 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,329	$8.73
Granted	15	26.76
Exercised	(26)	9.65
Forfeited	—	—

Options outstanding at November 30, 2005	1,318	$8.92	7.03	$18,850

Options exercisable at November 30, 2005	661	$6.87	6.07	$10,804

The total intrinsic value of stock options exercised during the quarters ended November 30, 2005 and 2004 totaled approximately $314,000 and $1,369,000, respectively. The weighted average fair values per share of stock option grants were $16.08 and $5.74 for the three months ended November 30, 2005 and 2004, respectively. As of November 30, 2005, unrecognized compensation expense related to stock options totaled approximately $2,638,000, which will be recognized over a weighted average period of 2.2 years.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Three Months Ended November 30,
	2005	2004
Risk free interest rate	4.31%	3.91%
Expected life (years)	6.4	6.4
Expected volatility	58.4%	50.7%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is based on the yield of a seven-year Treasury Note. The expected life and expected volatility are based on historical experience.

The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Restricted Share Awards

Restricted share awards issued under the Plan generally vest ratably over five-years from the date of grant. The fair value of restricted share awards is based on the average of the closing bid and ask prices on the date of grant. The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to restricted share awards and this rate is based on historical experience. Transactions during the first quarter of fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at August 31, 2005	2	$25.36
Granted	175	24.30
Vested	(6)	19.60
Forfeited	—	—

Restricted share awards outstanding at November 30, 2005	171	$24.47

As of November 30, 2005, unrecognized compensation expense related to restricted share awards totaled approximately $3,378,000, which will be recognized over a weighted average period of 4.7 years.

2005 Deferred Incentive Bonus Plan

Certain executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses are based on the attainment of the corporate performance target for fiscal year 2005 and vest ratably over four years. The performance target was attained for fiscal year 2005 and these bonuses will be paid 50% in restricted common stock and 50% in cash in four equal installments, in the first fiscal quarter of fiscal years 2006 through 2009. The payment of each installment is subject to continued employment with the Company. Approximately 6,000 in restricted share awards were vested in the quarter ended November 30, 2005, related to this deferred incentive bonus plan. Cash paid in the quarter ended November 30, 2005 related to this bonus plan was approximately $149,000 and cash remaining to be paid under this bonus program was approximately $449,000.

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income (in thousands, except per share amounts):

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	For the three months ended November 30,
	2005			2004
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing operations:
Basic EPS	$3,241	14,913	$0.21	$2,747	11,066	$0.25
Effect of Dilutive Securities Options		501			339

Diluted EPS	$3,241	15,414	$0.21	$2,747	11,405	$0.24

Discontinued Operations:
Basic EPS	$(47)	14,913	$0.00	$235	11,066	$0.02
Effect of Dilutive Securities Options		501			339

Diluted EPS	$(47)	15,414	$0.00	$235	11,405	$0.02

Total:
Basic EPS	$3,194	14,913	$0.21	$2,982	11,066	$0.27

Effect of Dilutive Securities Options		501			339

Diluted EPS	$3,194	15,414	$0.21	$2,982	11,405	$0.26

(1)	Number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

During the three months ended November 30, 2005 and 2004, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the three months ended November 30, 2005 excluded 6,758 shares subject to options, with an exercise price of $26.76. The computation for the quarter ended November 30, 2004 excluded 416,200 shares subject to options, with exercise prices ranging from $11.03 to $12.50.

5.	ACQUISITIONS/DIVESTITURES AND ENTRY INTO LONG TERM OPERATING LEASE AGREEMENT

River Park Hospital

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital located in Huntington, West Virginia, pursuant to an Asset Purchase Agreement dated June 9, 2005, and purchased the stock of an affiliated management company through a Stock Purchase Agreement of the same date. The Company paid approximately $11.1 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The agreement also provides for additional variable payments in future years based on the future performance of the hospital. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Friends Hospital

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization and the joint venture acquired Friends Hospital located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends hospital was owned by the Thomas Scattergood Behavioral Health Foundation. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture. The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Friends Hospital consists of a 192-bed behavioral

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

health hospital and a 27-bed adult residential treatment center. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Laurelwood Hospital

On December 30, 2004, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed psychiatric hospital located in Willoughby, Ohio, a suburb of Cleveland. The hospital was leased from Lake Hospital System, Inc. Lake Hospital System, Inc. is a non-profit health care provider operating two hospitals and other health care facilities in Lake County, Ohio. The lease term commenced on January 1, 2005 and has an initial fifteen (15) year term that expires on December 31, 2019. The Company also has an option to extend the lease for an additional fifteen-year term. Rent under the lease during the initial lease term consists of quarterly rental payments of approximately $200,000 payable in advance on the first day of January, April, July and October. In addition, the Company agreed to make a contribution to the Lake Hospital Foundation in the amount of approximately $42,000 on December 31, 2007 and each December 31st thereafter to and including December 31, 2012. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

ProCare One Nurses

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note is non-interest bearing in the amount of $2.1 million payable in six months and the other promissory note is in the amount of $2.0 million payable quarterly over three years, bearing interest at the prime rate. The tangible assets and assumed liabilities included in the sale were approximately $2,445,000 and $45,000, respectively. The promissory notes received were recorded by the Company at the estimated net realizable value over the term of the instruments, including a reserve totaling approximately $667,000 that is based on management’s assessment of ultimate collectibility. The Company recognizes interest income during the period in which the interest is earned and reflects any unpaid interest due as a receivable.

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at November 30, 2005 and August 31, 2005 (in thousands):

	November 30,	August 31,
	2005	2005

Land	$4,319	$4,318
Building	42,469	42,246
Computer Hardware	2,752	3,282
Computer Software	2,979	2,274
Furniture and Fixtures	3,761	4,052
Equipment	2,945	2,639
Transportation (Vehicles)	778	115
Work-in-process	1,652	1,226
Leasehold Improvements	269	182

	61,924	60,334

Less Accumulated Depreciation	9,556	8,636

	$52,368	$51,698

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Depreciation expense for the three months ended November 30, 2005 and 2004 totaled approximately $921,000 and $556,000, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At November 30, 2005, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $3,887,000. The indefinite life assets were comprised of the recorded value of the Knox Keene license ($796,000), acquired as part of the Integrated Insights acquisition, trade names ($906,000) acquired as part of the Poplar, Friends and River Park acquisitions, and certificate of need ($2,185,000) acquired as part of the acquisition of River Park. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts and non-compete agreements for the three months ended November 30, 2005 were approximately $208,000 and $15,000, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in the 2006 fiscal year and for the four succeeding fiscal years and thereafter (in thousands):

Nine months ending August 31, 2006	$647
For the year ending August 31, 2007	821
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the years ending August 31, 2010 and thereafter	159

$2,746

The following table sets forth by business service group of the Company, as described in Note 11 elsewhere herein, the amount of goodwill and certain indefinite life intangible assets as of August 31, 2005 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amount of such goodwill and certain indefinite life intangible assets during the three months ended November 30, 2005.

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2005 impairment testing, no impairment adjustments were deemed necessary.

(in thousands)	Hospital Services (1)	Contract Management Services	EAP Services	Consolidated
Goodwill & indefinite life intangible assets as of August 31, 2005	$17,705	$18,545	$41,865	$78,115
Goodwill adjusted during the period	127	—	—	127

Goodwill and indefinite life intangible assets as of November 30, 2005	$17,832	$18,545	$41,865	$78,242

(1) Goodwill adjusted during the period relates to purchase price adjustments for legal fees and other costs associated with the purchase of River Park Hospital, which was acquired effective August 1, 2005.

See Note 11, elsewhere herein, for a description of the Company’s business service groups.

8.	LONG-TERM DEBT

At November 30, 2005 and August 31, 2005, the Company had no long-term debt outstanding related to its revolving credit facility. On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions). The bank participants under the credit facility are JPMorgan Chase Bank (which also acts as the agent); Bank of America, N.A.; Wells Fargo Bank Texas; Key Bank, National Association; Wachovia Bank, National Association; and Amegy Bank, National Association. Effective November

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement as a result of the Lighthouse and Focus acquisitions discussed in Note 12 “Subsequent Events”. This agreement amends certain fee schedules and certain covenants of the Company’s existing credit facility. At November 30, 2005, $119.6 million of the $125.0 million credit facility was available to the Company after letter of credit obligations.

The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined. The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The revolving credit facility, as amended, matures on May 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

Nine months ending August 31, 2006	$2,593
For the year ending August 31, 2007	3,587
For the year ending August 31, 2008	2,969
For the year ending August 31, 2009	2,576
For the years ending August 31, 2010 and thereafter	17,281

$29,006

Rent expense for the three months ended November 30, 2005 and 2004 totaled approximately $598,000 and $687,000, respectively. The 2004 amount excludes rent expense related to ProCare One Nurses, which has been reclassified into discontinued operations.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payment by $11.2 million.

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each. The lease increased the total minimum rental payments by $12.0 million

The above minimum rental payments do not take into account approximately $274,000 of expected receipts for four sublet clinic locations in Florida and one sublet office location in Pennsylvania resulting from the reorganization and centralization of the Company’s EAP Services group.

Insurance Risk Retention

The Company’s liability and property risk management program involves a balance of insured risks and self-insured retentions. The Company carries general, professional, and malpractice liability, comprehensive property damage, workers’ compensation, directors and officers and other insurance coverage that management considers cost-effective and reasonable and adequate for the protection of the Company’s assets, operations and employees. There can be no assurance, however, that the coverage limits of such policies will be adequate. A successful claim against the Company in excess of its insurance coverage or several claims for which the Company’s self-insurance components are significant in the aggregate could have a material adverse effect on the Company.

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience. Accrual reserves and the associated expenses are recorded in the condensed consolidated financial statements. In estimating the liability for claims, the Company obtains estimates from third party actuarial firms.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path. The parties are in discovery proceedings and no trial date has been set.

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California. The relators served the complaint in November 2004. The United States Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges primarily that certain patients were improperly admitted to hospital gero-psychiatry program managed by the Company at the hospitals. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. No discovery proceedings have been conducted in the case and no trial date has been set.

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

10.	SHAREHOLDERS’ EQUITY

Common Stock

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

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of November 30, 2005, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect. A total of 1,505,196 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2005. No treasury stock was issued during the three months ended November 30, 2005.

The above share amounts have not been adjusted related to the two-for-one stock split on June 15, 2005, as it was not applicable to treasury shares. As of June 15, 2005, the Company utilized all of its treasury stock for the payment of the share dividend. Subsequent to that date, 10,860 shares were surrendered to the Company and were retained in treasury at November 30, 2005.

11.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting which disaggregates its business by services category in a manner consistent with how the Company evaluates its operations. During the fourth quarter of fiscal year 2005, the freestanding behavioral health hospital services business was disaggregated and recognized as a separate service group. During the first quarter of fiscal year 2006, management determined that it had three reportable service groups: hospital services, contract management services and EAP services. As a result, the behavioral health and physical rehabilitation contract management businesses have been consolidated into one service group. See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

The following schedule represents revenues, operating results and total assets for the periods indicated by operating segment (in thousands):

Three months ended November 30, 2005	(A) Hospital Services	(B) Contract Management Services	(C) EAP Services	(D) Other	Eliminations	Consolidated

Revenues	$28,039	$23,470	$7,354	$48	$—	$58,911

Intercompany Revenues	—	14	84	—	(98)	—

Cost of Services	24,836	15,670	5,242	—	(98)	45,650

EBITDA (E)	2,586	8,171	1,592	(5,954)	—	6,395

Total Assets	88,708	129,271	47,731	39,786	(120,030)	185,466

Three months ended November 30, 2004

Revenues	$9,114	$25,126	$13,023	$23	$—	$47,286

Intercompany Revenues	—	3	81	—	(84)	—

Cost of Services	6,612	16,788	11,704	—	(90)	35,014

EBITDA (E)	1,964	7,378	876	(4,316)	6	5,908

Total Assets	42,410	158,705	47,728	47,693	(148,658)	147,878

(A)	Hospital Services provides behavioral health services through the Company’s owned and leased behavioral healthcare facilities.
(B)	Contract Management Services provides behavioral health and physical rehabilitation contract management services to acute care hospitals.
(C)	EAP Services provides employee assistance programs primarily to employers.
(D)	“Other” represents revenue and expenses associated with the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries. Also included in other are the assets of ProCare One Nurses, which was classified as discontinued operations effective with its sale on August 29, 2005.
(E)

EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended November 30, 2005, and 2004, EBITDA is derived by adding depreciation & amortization and net interest expense to income before income taxes as follows:

	For the three months ended November 30,
	2005	2004
Income before income taxes	$5,233	$4,486
Depreciation & amortization	1,144	857
Interest, net	18	565

EBITDA	$6,395	$5,908

12.	EAP SERVICES REORGANIZATION AND RELATED IMPAIRMENTS

In the second quarter of 2005, the Company announced that it had commenced a reorganization of its EAP Services Group. The reorganization involved the centralization of most of the business functions of the service group in Lewisville, Texas, where the national support center of the Company is located. The reorganization also involved focusing on employee assistance programs and the termination of the managed behavioral health care at-risk contracts of the services group.

During the year ended August 31, 2005, the Company recorded approximately $1,612,000 in real estate lease expense and termination costs primarily associated with the recording of the remaining operating lease obligations associated with its Philadelphia and Nashville offices. The Company also recorded an asset impairment charge of approximately $1,015,000 related to the write-down to fair market value of the Company’s National Support Center. The Company plans on consolidating its current National Support Center with the new EAP service center into a new location in fiscal year 2006. In addition, the Company incurred approximately $612,000 in employee costs related to severance and retention bonuses associated with the termination of employees at its affected locations, $197,000 in employee relocation costs to its new service center, and approximately $491,000 in duplicate salary costs in redundant service center locations during the training phase. At August 31, 2005, the company recorded a liability of approximately $505,000 for the remaining administrative costs associated with the remaining obligations for the terminated managed behavioral health at-risk contracts. Finally, the Company recorded approximately $182,000 in miscellaneous other costs primarily associated with travel and the moving of company files out of affected locations. At August 31, 2005, the reorganization was essentially complete.

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

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

	EAP Services	Other	Total
Balance as of August 31, 2005	$2,192	$89	$2,281
Change in accruals for the quarter ended November 30, 2005:
Employee severance and retention bonus costs	(31)	—	(31)
Employee relocation costs	(28)	—	(28)

Cash payments for the quarter ended November 30, 2005:
Real estate lease expense and termination costs	$(222)	$—	$(222)
Employee severance and retention bonus costs	(146)	—	(146)
Employee relocation costs	(78)	—	(78)
Employee training and redundant staffing costs	(10)	—	(10)
Costs associated with termination of MBH at-risk contracts	(257)	(72)	(329)
Miscellaneous other costs	—	—	—

Total	$(772)	$(72)	$(844)

Balance as of November 30, 2005	$1,420	$17	$1,437

13.	SUBSEQUENT EVENTS

The Company announced on December 9, 2005, that it had entered into definitive agreements to acquire the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC. The aggregate purchase price for the facilities will be approximately $95.4 million and will be financed under the Company’s existing credit facility.

Lighthouse Care Centers operates four behavioral health facilities located in Georgia and South Carolina. Focus Healthcare operates four behavioral health facilities located in Delaware, Florida, Georgia and Ohio. The facilities have a combined total licensed capacity of 568 beds.

The transactions are expected to close in the Company’s second fiscal quarter but are subject to a number of contingencies including receipt of certificate of need, licensing and other governmental approvals. Accordingly, completions of the transactions are subject to a number of conditions and there can be no assurance that all such conditions will be satisfied.

Effective January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc. d/b/a Copper Hills Youth Center for the aggregate purchase price of approximately $9.4 million. Copper Hills Youth Center is a 126-bed adolescent residential behavioral health treatment center located in West Jordan, Utah.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, which should be reviewed separately. Such risks include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation or nursing; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation or nursing services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability to consummate future acquisitions; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; the ability to effectively manage operations at free-standing facilities; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. See the captioned “Risk Factors” section presented in the Company’s August 31, 2005 Annual Report on Form 10-K, incorporated herein by reference, for a more detailed description of risk factors. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Overview

Horizon Health Corporation is a diversified health care services provider. The Company is (i) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents, and adults, (ii) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, and (iii) a provider of employee assistance programs primarily to employers.

At November 30, 2005, the Company operated and owned five behavioral health care facilities with approximately 833 licensed beds in 5 states. The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80	April 1, 2004
Poplar Springs Hospital	Petersburg, VA	187	June 1, 2004
Laurelwood Hospital	Willoughby, OH	160	January 1, 2005
Friends Hospital	Philadelphia, PA	219	July 1, 2005
River Park Hospital	Huntington, WV	187	August 1, 2005

Additionally, Horizon had 100 behavioral health program management contracts and 30 physical rehabilitation program management contracts with acute care hospitals located in 36 states and the District of Columbia; 112 CQI+ mental health outcomes measurement contracts; and 1,069 contracts to provide employee assistance program services covering in excess of 3.9 million lives.

The Company’s primary growth strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities. During fiscal year 2004, the Company acquired two hospital facilities and acquired/leased three additional facilities during fiscal year 2005. On January 1, 2006, the Company acquired an adolescent residential behavioral health treatment center located in West Jordan, Utah. Additionally, the Company has announced that it is in the process of acquiring eight additional behavioral health care facilities located in Delaware, Florida, Georgia, Ohio and South Carolina and these transactions are expected to close in the second fiscal quarter of 2006. See Note 13, “Subsequent Events” in the notes to the condensed consolidated financial statements included elsewhere herein for a further discussion of these acquisitions. The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, strengthening referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

The Company also plans to enhance its position as the leader (based on market share) in the contract management of behavioral health programs and enhance its position in the contract management of physical rehabilitation programs by further expanding the range of services that it offers to its client acute care hospitals and the continuum of care it provides. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. The Company also believes it has opportunities to cross-sell management services of behavioral health and physical rehabilitation programs to client acute care hospitals. In addition, the Company capitalizes on its expertise in managing the delivery of behavioral health services by directly offering employee assistance programs to employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to employers and to their respective employees.

During fiscal year 2005, the Company offered at risk managed behavioral health services to self-funded employer groups, insurance companies and commercial HMO and PPO plans. As of August 31, 2005, all contracts for managed behavioral health services on an at-risk basis were terminated as a part of the reorganization of the Company’s EAP Services group. See Note 12, “EAP Services Reorganization” in the notes to the condensed consolidated financial statements included elsewhere herein for a further discussion of this reorganization.

See Note 11, “Segment Information” in the notes to the condensed consolidated financial statements included elsewhere herein, for additional information concerning the business segments (service groups) of the Company.

Revenues

Hospital Services

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 833 licensed beds in Plymouth, Indiana; Willoughby, Ohio; Philadelphia, Pennsylvania; Huntington, West Virginia; and Petersburg, Virginia. The Company has also announced that it has acquired an adolescent residential behavioral health treatment center effective January 1, 2006, and it is in the process of acquiring eight additional behavioral health facilities and these transactions are expected to close in the second fiscal quarter of 2006. The closing of these transactions are subject to completion of a number of conditions and there can be no assurance that all such conditions will be satisfied.

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

The behavioral health facilities provide care without charge to patients who are financially unable to pay for the behavioral services they receive. Because the facilities do not pursue collection of amounts determined to qualify as charity care, they are not reported in revenues. Settlements under cost reimbursement agreements with third party payors are estimated and recorded in the period in which the related services are rendered and are adjusted in future periods, as final settlements are determined. Final determination of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. These estimates may vary materially from amounts recorded.

Contract Management Services

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

EAP Services

The Company also offers an array of behavioral health care products to corporate clients, government agencies, and third-party administrators. Revenues are derived from employee assistance program services (“EAP”) and administrative services only contracts. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions. Revenues from EAP contracts are typically based on a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services (including child and elder care consultation), referral resource and critical incident debriefings and intervention, and the method(s) in which those services are provided. Each plan is specifically designed to fulfill the clients’ needs.

Government Regulations

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, the Prospective Payment System (“PPS”) for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, decreased from $287 per patient day for 2004 to $281 per patient day effective January 1, 2005. On November 2, 2005, CMS decreased this rate by 15% to $246 effective January 1, 2006. The Company at this time has not ascertained specifically the effect of this change on a facility-by-facility basis; however, the Company does not believe this change will materially lower Medicare reimbursement for these services. Hospitals that are in a designated rural area and have less than 100 acute care beds were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Effective January 1, 2006, they are scheduled to operate under PPS unless the law is again amended. This change in reimbursement methodology, if made, may lower Medicare reimbursement levels to this type hospital.

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed. On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS. The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem rate has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service Emergency Departments (“ED’s”). In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and decreases from day 11 until the conclusion of the patient’s stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement for cost reporting years beginning in calendar year 2005. The Company believes that the new PPS rules will not have a material adverse effect on its contract management business overall or on its owned free standing behavioral health hospitals in fiscal 2006. The Company cannot be definitive about the overall future effect of the new PPS rules, which could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

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

Hospital Services

Operating expenses for the Company’s behavioral health facilities are primarily comprised of the volume and mix of wage rates, including overtime, for clinical staff and nurses, as well as pharmacy and dietary supplies which are affected by the levels of patient census and acuity.

Contract Management Services

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

EAP Services

Operating expenses for the Company’s employee assistance programs are primarily comprised of medical claims from clinical providers and salaries and benefits for its clinical, operations and supporting personnel. Medical claims include payments to independent health care professionals providing services to the covered enrollees under the employee assistance programs offered by the Company.

SUMMARY STATISTICAL DATA

	Quarter ended November 30, 2005	Year ended August 31, 2005 (1)	Year ended August 31, 2004 (2)	Year ended August 31, 2003
Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (000’s)	$28,039	$60,578	$10,069	—
Number of facilities at period end	5	5	2	—
Licensed Beds	833	833	267	—
Weighted average available beds	688	363	177	—
Patient days	45,114	100,396	19,639	—
Admissions	3,437	6,745	1,041	—
Average length of stay	13.1	14.9	18.9	—
Revenue per patient day	$622	$603	$513	—
Occupancy based on weighted average available beds	72.0%	75.8%	72.5%	—

Number of Contract Locations (3):
Contract locations in operation	119	123	132	127
Contract locations signed and unopened	11	12	8	15

Total contract locations	130	135	140	142

Services Covered by Contracts in Operation (3):
Inpatient	118	121	129	126
Partial hospitalization	10	10	17	25
Outpatient	22	21	24	21
Home health	1	1	2	3
CQI+	109	110	105	109

Types of Treatment Programs in Operation (3):
Geropsychiatric	76	79	85	87
Adult psychiatric	44	43	49	48
Substance abuse	2	2	4	4
Physical rehabilitation	28	28	33	32
Other mental health	3	4	4	8

EAP and Managed Behavioral Heath Care Services:
Covered Lives (000’S)	3,991	4,246	3,569	3,217

(1)	In fiscal year 2005, the Company operated Michiana Behavioral Health Center and Poplar Springs Hospital for the full year, Laurelwood Hospital for eight months, Friends Hospital for two months, and River Park Hospital for one month.
(2)	In fiscal year 2004, the Company operated Michiana Behavioral Health Center for five months and Poplar Springs Hospital for three months.
(3)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2005 and 2004, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, licensed beds and covered lives at the end of each quarter.

	Three Months Ended November 30,
	2005	2004
Revenues	100.0%	100.0%

Cost of Services	77.5	74.0
Selling, general and administrative	12.0	11.8
(Recovery of) provisions for doubtful accounts	(0.3)	1.7
Depreciation and amortization	1.9	1.8

Operating Income	8.9	10.7

Interest and other income (expense), net	(0.0)	(1.2)

Income before income taxes, minority interest and discontinued operations	8.9	9.5

Income tax provision	3.5	3.7

Minority Interest, net	(0.1)	0.0

Income from continuing operations	5.5	5.8

(Loss) income from discontinuing operations, net	(0.1)	0.5

Net income	5.4%	6.3%

Number of management contracts, end of quarter	130	139

EAP Covered lives (000’s), end of quarter	3,991	3,714

Licensed Beds	833	267

Three Months Ended November 30, 2005 Compared to the Three Months Ended November 30, 2004

Revenue. Total revenue between the quarters increased $11.6 million or 24.6%. Revenue associated with hospital services increased by $18.9 million or 207.6%, revenue associated with contract management services decreased $1.6 million or 6.5% and revenue associated with EAP services decreased $5.7 million or 43.2%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $18.9 million, or 207.6%, between the quarters. An increase of $19.3 million was attributable to the operations of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005 and the acquisitions of Friends Hospital and River Park Hospital, effective July 1, 2005 and August 1, 2005, respectively. This increase was partially offset by a $323,000 decrease in same store sales due to the closing of two treatment programs at Poplar Springs Hospital, and a slightly lower demand for residential treatment beds during the quarter.

Contract Management Services

Revenue associated with contract management services decreased $1.6 million, or 6.5%, between the quarters. This decrease was primarily due to the decline in the average number of contract management locations in operation from 129.8 for the three months ended November 30, 2004 to 120.8 for the three months ended November 30, 2005. Additionally, $694,000 of the $1.6 million decrease above was caused by a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $5.7 million and 43.2% between the quarters. This decrease was primarily attributable to a decrease in revenue associated with employee assistance programs and managed behavioral services of $6.5 million, which was related to the discontinuance of the Florida clinic operations on December 31, 2004, and the termination of the managed behavioral health at-risk contracts, both as a result of the reorganization of the EAP Services group. This decrease was partially offset by an increase in ongoing EAP contract revenue of approximately $0.9 million of which $709,000 is related to a significant increase in the number of covered lives under one EAP contract.

Cost of Services. Total cost of services provided between the quarters increased $10.6 million, or 30.4%. Cost of services provided associated with hospital services increased by $18.2 million or 275.6%, cost of services provided associated with contract management services decreased $1.1 million or 6.7% and cost of services provided associated with EAP services decreased $6.5 million or 55.2%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $18.2 million between the quarters. An increase of $18.1 million was attributable to the operation of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005 and the acquisitions of Friends Hospital and River Park Hospital, effective July 1, 2005 and August 1, 2005, respectively.

Contract Management Services

Cost of services provided associated with contract management services decreased $1.1 million, or 6.7%, between the quarters. A decrease of $814,000 is primarily attributable to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005. In addition there was a decline in the average number of contract management locations in operation from 129.8 for the three months ended November 30, 2004 to 120.8 for the three months ended November 30, 2005.

EAP Services

Cost of services provided associated with EAP services decreased $6.5 million and 55.2% between the quarters. A decrease of approximately $2.0 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005, and the discontinuance of the Florida clinic operations on December 31, 2004. An additional decrease of $4.0 million in medical claims is related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization. As a result of the closure of the Florida clinic operations and the consolidation of the regional call centers to Texas, rent expense decreased approximately $367,000 between the quarters.

Selling, General and Administrative. Total selling, general, and administrative expenses increased $1.5 million, or 27.0%, between the quarters. Salaries and benefits increased $861,000 primarily due to approximately $575,000 in stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005, and a fiscal year 2004 bonus reversal that occurred in the prior year quarter ended November 30, 2004. Consulting fees increased $252,000 due to Sarbanes-Oxley compliance efforts and support center related consulting projects. General insurance increased $198,000 due to a significant increase in the liability premiums for fiscal year 2006.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net recovery of $179,000 for the three months ended November 30, 2005, as compared to a net expense of $818,000 for the three months ended November 30, 2004, a difference of $997,000. The net recovery for the three months ended November 30, 2005 was due to a decrease of approximately $487,000 related to the receipt of payment for one terminated behavioral health contract location which had previously been reserved due to non-payment. An additional decrease was attributable to a reversal of bad debt in the amount of $300,000 for one behavioral health contract location due to a revision in the location’s existing contract. A decrease of $357,000 was due to the reserve recorded for a terminated physical rehabilitation contract location in the previous fiscal year. An increase of $595,000 related to the acquisition of Laurelwood Hospital effective January 1, 2005, as well as to the acquisition of Friends Hospital and River Park Hospital effective July 1, 2005 and August 1, 2005, respectively, and was offset by a decrease of $532,000 due to a change in the reserve for doubtful accounts for the hospital division. See the Allowance for Doubtful Accounts section of Note 2, “Significant Accounting Policies and Estimates” in the notes to the condensed consolidated financial statements included elsewhere herein for a discussion of this change.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $287,000 or 33.5% between the quarters. An increase in depreciation expense of $400,000 is primarily attributable to the addition of the facilities associated with Laurelwood Hospital, Friends Hospital and River Park Hospital effective January 1, 2005, July 1, 2005 and August 1, 2005, respectively. Additionally, there was an increase in amortization expense of $94,000 due to the acquisition of River Park Hospital. These increases were partially offset by a decrease in contract amortization expense of approximately $172,000 associated with intangible assets that became fully amortized during the current and prior fiscal year and decreases in depreciation expense due to assets becoming fully depreciated during the current and prior fiscal year.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended November 30, 2005 resulted in a net expense of $18,000 as compared to a net expense of $565,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of a decrease in interest expense of approximately $452,000 related to the decrease in the weighted average principal balance outstanding under the credit facility between the periods. There was no outstanding credit facility balance as of November 30, 2005. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $38.9 million with an ending balance of $38.0 million. Interest expense for the three months ended November 30, 2005, consisted of commitment fees on the Company’s line of credit and amortization of deferred loan origination fees. In addition, interest income increased by approximately $95,000 primarily due to interest accrued on the ProCare One notes.

Income Tax Expense. Income tax expense for the three months ended November 30, 2005 was $2.0 million representing an increase of $300,000, or 17.4%, as compared to income tax expense of $1.7 million for the three months ended November 30, 2004. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three-month period ended 2005 and 2004 were 39.0% and 38.8%, respectively.

Discontinued Operations. On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary. The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.

Newly Issued Accounting Standards

See in Note 1, “Organization”, the caption “Basis of Presentation and New Accounting Standards” in the notes to the condensed consolidated financial statements included elsewhere herein for a discussion of newly issued accounting standards.

Liquidity and Capital Resources

The Company believes that its future cash flows from operations, along with cash of approximately $2.5 million at November 30, 2005, and its credit facility of $125.0 million (with an accordion feature allowing additional increases to $175.0 million, subject to satisfaction of certain conditions), will be sufficient to cover operating cash requirements over the next 12 months. For the three months ended November 30, 2005, cash used in operating activities was $4.5 million and was primarily caused by an increase in accounts receivable of $4.4 million primarily a result of the River Park acquisition in the fourth quarter of fiscal year 2005 and a decrease in accounts payable & accrued expenses of $7.2 million due primarily to the payment of employee bonuses, managed care claims and EAP severance costs in the three months ended November 30, 2005. At November 30, 2005, $119.6 million of the $125.0 million credit facility was available to the Company after letter of credit obligations.

The Company has acquired one additional behavioral health care facility as of January 1, 2006, and has announced the planned acquisition of eight additional behavioral health care facilities and these transactions are expected to close in the second fiscal quarter of 2006. The total cash outlay for these acquisitions will be approximately $105 million and the Company’s existing credit facility will be used to fund the transactions. The planned acquisitions will exhaust a significant portion of the Company’s available credit line. While the Company expects the acquisitions to start generating immediate operating cash flow, there will be less capital available to the Company for future acquisitions and debt service for the remainder of the fiscal year unless the current facility is expanded.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility and if necessary, will seek to further increase the facility size by exercising the accordion expansion feature. Effective June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement. See Note 8, “Long-Term Debt” in the notes to the condensed consolidated financial statements included elsewhere herein for a general discussion of the Credit Agreement which does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the Third Amended and Restated Credit Agreement, a copy of which was previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2005. Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement as a result of the Lighthouse and Focus acquisitions mentioned in Note 13 “Subsequent Events”. This agreement amends certain fee schedules and certain covenants of the Company’s existing credit facility. A copy of this agreement is filed as Exhibit 10.1 to this Form 10-Q.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $1.6 million for the three months ended November 30, 2005. The Company anticipates its property and equipment expenditures to be approximately $4.5 million for the remainder of fiscal year 2006.

For the three months ended November 30, 2005, the Company incurred approximately $600,000 in expenses related to the Annual Leadership Conference that it hosted during the quarter.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation. The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities. The second payment will be made during the third quarter of fiscal year 2006 and will not exceed $1 million. The third payment will be made during the fourth quarter of fiscal year 2006 and will not exceed $1 million.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company. The agreements provide for additional variable payments in future years based on the future performance of the hospital and the management company. The first payment, if any, will be made during the first quarter of fiscal year 2007. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the consolidated financial statements included elsewhere herein.

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

Construction of a building to serve as the new national support center (“NSC”), which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy beginning in April 2006. The term of the office lease agreement is ten (10) years with renewal options of two periods of five-years each. The Company will be selling the current NSC facility for approximately $3.7 million and the transaction is expected to close in the Company’s third fiscal quarter.

The Company is actively seeking acquisitions that fit our corporate growth strategy and may acquire additional inpatient psychiatric facilities. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes. In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us. Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

Critical Accounting Policies and Estimates

See the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” presented in the Company’s August 31, 2005 Form 10-K, as well as “Significant Accounting Policies and Estimates” described in Note 2 to the condensed consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. To manage its exposure to changes in interest rates, the Company uses both variable rate debt and fixed rate debt of short duration with maturities ranging from 30 to 180 days. The Company has estimated its market risk exposure using sensitivity analyses assuming a 10% change in market rates. As of November 30, 2005, the Company did not have any debt obligations outstanding under its credit facility and therefore is currently not subject to market risk exposure.

ITEM 4.	CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective in timely making known to them material information related to the Company required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2005, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

During the three months ended November 30, 2005, there were no significant developments in the Company’s legal proceedings, described under the “Legal Proceedings” caption in Note 9 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere herein.

ITEM 6.	EXHIBITS

(a)	Exhibits.

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	Consent and First Amendment to Third Amended and Restated Credit Agreement dated November 14, 2005, between Horizon Health Corporation and Horizon Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein.

10.2	Asset Purchase Agreement dated as of December 9, 2005, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.3	Asset Purchase Agreement dated as of December 9, 2005, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.4	Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2006

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT

3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 as filed with the Commission on February 16, 1995 to the Company’s Registration Statement on Form S-1 filed with the Commission on January 6, 1995 (Registration No. 33-88314)).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

10.1	Consent and First Amendment to Third Amended and Restated Credit Agreement dated November 14, 2005, between Horizon Health Corporation and Horizon Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein.

10.2	Asset Purchase Agreement dated as of December 9, 2005, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.3	Asset Purchase Agreement dated as of December 9, 2005, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.4	Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.