Form 10-Q
period 2006-02-28
HORIZON HEALTH CORP /DE/
filed 2006-04-07
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 28, 2006, was 15,009,906.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	February 28, 2006	August 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$3,425	$8,098
Accounts receivable less allowance for doubtful accounts of $6,444 at February 28, 2006 and $5,741 at August 31, 2005	41,759	28,876
Prepaid expenses and supplies	4,160	4,822
Other receivables	1,894	2,211
Other assets	3,919	3,085
Income taxes receivable	1,089	204
Deferred taxes	5,832	5,388

TOTAL CURRENT ASSETS	62,078	52,684

Property and equipment, net	97,457	51,698

Goodwill	98,633	74,228
Other indefinite life intangibles	42,220	3,887
Contracts, net of accumulated amortization of $7,360 at February 28, 2006, and $6,946 at August 31, 2005	2,455	2,869
Other intangibles, net of accumulated amortization of $373 at February 28, 2006, and $343 at August 31, 2005	70	100
Other non-current assets	1,719	1,752

TOTAL ASSETS	$304,632	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	February 28, 2006	August 31, 2005
CURRENT LIABILITIES:
Accounts payable	$5,322	$4,665
Employee compensation and benefits	12,322	11,985
Medical claims payable	1,121	2,838
Accrued expenses and unearned revenue	12,692	13,706

TOTAL CURRENT LIABILITIES	31,457	33,194

Other non-current liabilities	3,702	4,002
Long-term debt	111,000	—
Deferred income taxes	4,649	3,036

TOTAL LIABILITIES	150,808	40,232

Minority interest	3,811	3,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 14,989,906 shares issued and 14,975,423 shares outstanding at February 28, 2006 and 14,906,772 shares issued and 14,899,127 shares outstanding at August 31, 2005	150	149
Additional paid-in capital	86,196	84,020
Retained earnings	64,008	59,150
Treasury stock, at cost, 14,483 shares at February 28, 2006 and 7,645 shares at August 31, 2005	(341)	(198)

	150,013	143,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$304,632	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended February 28,
	2006	2005
Revenue, net	$64,123	$49,712

Cost of services	50,705	37,575
Selling, general and administrative	6,790	5,452
Provision for doubtful accounts	1,954	553
Depreciation and amortization	1,280	765

Operating income	3,394	5,367

Other income (expense):
Interest expense	(743)	(597)
Interest income and other	66	(6)

Income before income taxes, minority interest and discontinued operations	2,717	4,764

Income tax provision	1,087	1,870

Minority interest, net	(5)	—

Income from continuing operations	1,635	2,894

Income from discontinued operations, net	29	184

Net income	$1,664	$3,078

Basic earnings per common share:
Continuing operations	$0.11	$0.26
Discontinued operations	0.00	0.01

	$0.11	$0.27

Diluted earnings per common share:
Continuing operations	$0.11	$0.25
Discontinued operations	0.00	0.01

	$0.11	$0.26

Weighted average shares outstanding:
Basic	14,943	11,213

Diluted	15,425	11,653

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Six Months Ended February 28,
	2006	2005
Revenue, net	$123,034	$96,998

Cost of services	96,355	72,589
Selling, general and administrative	13,835	10,998
Provision for doubtful accounts	1,775	1,371
Depreciation and amortization	2,424	1,622

Operating income	8,645	10,418

Other income (expense):
Interest expense	(862)	(1,168)
Interest income and other	167	—

Income before income taxes, minority interest and discontinued operations	7,950	9,250

Income tax provision	3,128	3,609

Minority interest, net	(54)	—

Income from continuing operations	4,876	5,641

(Loss) income from discontinued operations, net	(18)	419

Net income	$4,858	$6,060

Basic earnings per common share:
Continuing operations	$0.33	$0.51
Discontinued operations	0.00	$0.03

	$0.33	$0.54

Diluted earnings per common share:
Continuing operations	$0.32	$0.49
Discontinued operations	0.00	0.03

	$0.32	$0.52

Weighted average shares outstanding:
Basic	14,928	11,139

Diluted	15,420	11,529

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended February 28,
	2006	2005
Operating Activities:
Net income	$4,858	$6,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	1,775	1,417
Depreciation and amortization	2,424	1,685
Deferred income taxes	1,169	667
Net loss on disposal of property, plant and equipment	8	8
Tax benefit associated with stock options exercised	—	823
Stock-based compensation	1,127	—
Excess tax benefits associated with stock-based compensation awards	(301)	—
Minority interest	(54)	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,010)	(5,986)
Increase in income taxes receivable	(885)	(161)
Decrease in net income taxes payable	(28)	—
Decrease (increase) in other receivables	317	(220)
Decrease (increase) in prepaid expenses and supplies	1,094	(918)
(Increase) decrease in other assets	(716)	285
(Decrease) increase in accounts payable and accrued expenses	(6,511)	1,638
(Decrease) increase in other non-current liabilities	(299)	609

Net cash (used in) provided by operating activities	(2,032)	5,907

Investing activities:
Purchases of property and equipment	(2,921)	(794)
Proceeds from sale of fixed assets	—	7
Payment for purchase of Lighthouse/Focus	(88,072)	—
Payment for purchase of Kingwood Pines	(13,924)	—
Payment for purchase of Copper Hills Youth Center	(9,857)	—
Payment for Friends Behavioral Health System price adjustment	(37)	—
Payment for River Park Hospital price adjustment	(173)	—
Payment for Michiana Behavioral Health Center price adjustment	—	(11)
Payment for for Poplar Springs Hospital price adjustment	—	(18)

Net cash used in investing activities	(114,984)	(816)

Financing Activities:
Payments on credit facility	(140,100)	(46,400)
Borrowings under credit facility	251,100	40,900
Cash provided by exercise of options	632	—
Excess tax benefits associated with stock-based compensation awards	301	—
Tax benefit associated with stock options exercised	553	—
Cash (paid) received for purchase/issuance of treasury stock	(143)	1,192

Net cash provided by (used in) financing activities	112,343	(4,308)

Net (decrease) increase in cash and cash equivalents	(4,673)	783
Cash and cash equivalents at beginning of period	8,098	1,908

Cash and cash equivalents at end of period	$3,425	$2,691

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified healthcare services provider. The Company owns/leases fourteen behavioral healthcare hospitals and related facilities as of February 28, 2006, which provide behavioral healthcare programs for children, adolescents, and adults. It is also a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company additionally offers an array of employee assistance programs to corporate clients, government agencies and third party administrators. The Company currently has offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia. The Company’s National Support Center and Employee Assistance Program (“EAP”) Call Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation:

The accompanying condensed consolidated balance sheets at February 28, 2006 and August 31, 2005, the condensed consolidated statements of operations for the three and six months ended February 28, 2006 and 2005 and the condensed consolidated statements of cash flows for the six months ended February 28, 2006 and 2005, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of February 28, 2006, and the results of operations for the three and six months ended February 28, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, which has been filed with the Securities and Exchange Commission.

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

During the first quarter, the allowance for doubtful accounts for the hospital services group was re-evaluated based on the operating experience with our free standing behavioral healthcare facilities. The Company revised its reserve on bad debt for third-party payor delinquent accounts based on its actual historical collections. The implementation of this change in estimate in the first quarter of 2006 had a favorable impact of approximately $532,000.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation. For all periods presented, share and per share amounts have been adjusted as a result of the June 15, 2005 two-for-one stock split. For all periods presented, certain amounts have been reclassified for discontinued operations as a result of the sale of ProCare One Nurses as described in Note 5, elsewhere herein.

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

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for the first quarter of fiscal 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended February 28, 2006 and 2005 totaled approximately $552,000 and $392,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations only for the period ended February 28, 2006. Stock-based compensation for the six-month periods ended February 28, 2006 and 2005 totaled approximately $1,127,000 and $703,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations only for the period ended February 28, 2006. The total income tax benefit related to stock-based compensation during the three-month periods ended February 28, 2006 and 2005 was approximately $215,000 and $153,000, respectively. The total income tax benefit related to stock-based compensation during the six-month periods ended February 28, 2006 and 2005 was approximately $440,000 and $274,000, respectively. There were no capitalized stock based compensation costs for the six-month periods ended February 28, 2006 and 2005.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation for the three and six months ended February 28, 2005:

(In thousands, except per share amounts)	Three Months Ended February 28, 2005	Six Months Ended February 28, 2005
Net Income, as reported	$3,078	$6,060
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	239	429

Pro forma net income	$2,839	$5,631

Earnings per share:
Basic-as reported	$0.27	$0.54

Basic-pro forma	$0.25	$0.50

Diluted-as reported	$0.26	$0.52

Diluted-pro forma	$0.24	$0.49

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options and restricted stock, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000. As of February 28, 2006, 30,000 shares have been reserved for stock options awarded under the Plan and approximately 189,000 shares have been awarded as restricted stock.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of February 28, 2006, there were outstanding stock options for approximately 1,221,000 shares that had been granted under the prior plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

Stock Options

Stock options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. Transactions during the six months ended February 28, 2006 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,329	$8.73
Granted	15	26.76
Exercised	(77)	8.20
Forfeited	(16)	10.90

Options outstanding at February 28, 2006	1,251	$8.96	6.83	$17,712

Options exercisable at February 28, 2006	637	$7.00	5.86	$10,243

The total intrinsic value of stock options exercised during the six months ended February 28, 2006 and 2005 totaled approximately $1,070,000 and $2,813,000, respectively. The weighted average fair values per share of stock option grants were $16.08 and $7.43 for the six months ended February 28, 2006 and 2005, respectively. As of February 28, 2006, unrecognized compensation expense related to stock options totaled approximately $2,390,000, which will be recognized over a weighted average period of 2.1 years.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Risk free interest rate	4.31%	3.92%	4.31%	3.84%
Expected life (years)	6.4	6.4	6.4	6.4
Expected volatility	58.4%	50.7%	58.4%	50.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate is based on the yield of a seven-year Treasury Note. The expected life and expected volatility are based on historical experience.

The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Restricted Share Awards

Restricted share awards issued under the Plan generally vest ratably over five-years from the date of grant. The fair value of restricted share awards is based on the average of the closing bid and ask prices on the date of grant. The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to restricted share awards and this rate is based on historical experience. Transactions during the first six months of fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at August 31, 2005	2	$25.36
Granted	196	24.16
Vested	(6)	19.60
Forfeited	(9)	24.53

Restricted share awards outstanding at February 28, 2006	183	$24.31

As of February 28, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $3,422,000, which will be recognized over a weighted average period of 4.3 years.

2005 Deferred Incentive Bonus Plan

Certain executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses are based on the attainment of a corporate performance target for fiscal year 2005 and vest in four equal installments. The performance target was attained for fiscal year 2005 and these bonuses are payable 50% in restricted common stock and 50% in cash with the four installments payable the first fiscal quarter of fiscal years 2006 through 2009. The payment of each installment is subject to continued employment with the Company. Approximately 6,000 in restricted share awards were vested in the six months ended February 28, 2006, related to this deferred incentive bonus plan. Cash paid in the six months ended February 28, 2006 related to this bonus plan was approximately $149,000 and cash remaining to be paid under this bonus program was approximately $449,000.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income (in thousands, except per share amounts):

	For the three months ended February 28,
	2006			2005
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing operations:
Basic EPS	$1,635	14,943	$0.11	$2,894	11,213	$0.26
Effect of Dilutive Securities Options		482			440

Diluted EPS	$1,635	15,425	$0.11	$2,894	11,653	$0.25

Discontinued Operations:
Basic EPS	$29	14,943	$0.00	$184	11,213	$0.01
Effect of Dilutive Securities Options		482			440

Diluted EPS	$29	15,425	$0.00	$184	11,653	$0.01

Total:
Basic EPS	$1,664	14,943	$0.11	$3,078	11,213	$0.27
Effect of Dilutive Securities Options		482			440

Diluted EPS	$1,664	15,425	$0.11	$3,078	11,653	$0.26

	For the six months ended February 28,
	2006			2005
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing operations:
Basic EPS	$4,876	14,928	$0.33	$5,641	11,139	$0.51
Effect of Dilutive Securities Options		492			390

Diluted EPS	$4,876	15,420	$0.32	$5,641	11,529	$0.49

Discontinued Operations:
Basic EPS	$(18)	14,928	$0.00	$419	11,139	$0.03
Effect of Dilutive Securities Options		492			390

Diluted EPS	$(18)	15,420	$0.00	$419	11,529	$0.03

Total:
Basic EPS	$4,858	14,928	$0.33	$6,060	11,139	$0.54
Effect of Dilutive Securities Options		492			390

Diluted EPS	$4,858	15,420	$0.32	$6,060	11,529	$0.52

(1)	Number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

During the six months ended February 28, 2006 and 2005, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the three months ended February 28, 2006 excluded 15,000 shares subject to options, with an exercise price of $26.76. The computation for the three months ended February 28, 2005 excluded 27,734 shares subject to options, with an exercise price of $14.90. The computation for the six months ended February 28, 2006 excluded an average of 10,856 shares subject to options, with an exercise price of $26.76. The computation for the six months ended February 28, 2005 excluded an average of 221,968 shares subject to options, with exercise prices ranging from $11.03 to $14.90.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	ACQUISITIONS/DIVESTITURES AND ENTRY INTO LONG-TERM OPERATING LEASE AGREEMENT

Lighthouse Care Center, LLC/Focus Healthcare, LLC

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC. Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina. Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio. The facilities have a combined total licensed capacity of 512 beds. The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and closed in the Company’s third fiscal quarter as discussed in Note 13 elsewhere herein. The aggregate purchase price for the facilities, which included a $2.0 million deposit for Focus Delaware, was approximately $88.1 million and was financed under the Company’s existing credit facility. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.

The following unaudited proforma financial information gives effect to the acquisition of Lighthouse Care Center/Focus Healthcare as if they were owned on September 1, 2004 and 2005:

	Three months ended February 28,		Six months ended February 28,
	2006	2005	2006	2005
Revenue	$70,294	$58,375	$138,508	$115,236

Net Income	$1,536	$2,807	$4,627	$6,047

Earnings per common share:
Basic	$0.10	$0.25	$0.31	$0.54

Diluted	$0.10	$0.24	$0.30	$0.52

Kingwood Pines Hospital

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas. Kingwood Pines Hospital is owned, operated and managed by SHC-KPH, LP, a Texas limited partnership. Signet Health Corporation, a Texas Corporation, owned a 99.9% limited partnership interest in SHC-KPH, LP. Kingwood Pines Hospital, LLC, a Texas limited liability company owned a 0.01% general partnership interest in SHC-KPH, LP. The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the member interests of the general partner. As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership. The limited partner interest purchase agreement was by and among Signet Health Corporation, a Texas corporation, as Seller, HHC Kingwood Investment, LLC, a Delaware limited liability company, as Purchaser, and SHC-KPH, LP, a Texas limited partnership. The membership purchase agreement was by and among Jerry G. Browder as Seller, Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as Purchaser, and Kingwood Pines Hospital, LLC, a Texas limited liability company. Simultaneously with the transaction, SHC-KPH, LP acquired ownership of the real property and related assets of the hospital. The aggregate purchase price net of cash acquired was approximately $13.9 million and was financed under the Company’s existing credit facility. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Copper Hills Youth Center

On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation. Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah. The transaction was structured as a stock purchase agreement dated as of December 30, 2005, whereby Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Kids Behavioral Health of Utah, Inc. from Kids Behavioral Health, LLC, a Nevada limited liability company. The aggregate purchase price was approximately $9.9 million and was financed under the Company’s existing credit facility. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

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

ProCare One Nurses

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note was non-interest bearing in the amount of $2.1 million and

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

was paid in February 2006, and the other promissory note is in the amount of $2.0 million payable quarterly over three years, bearing interest at the prime rate. The tangible assets and assumed liabilities included in the sale were approximately $2,445,000 and $45,000, respectively. The promissory notes received were recorded by the Company at the estimated net realizable value over the term of the instruments, including a reserve totaling approximately $667,000 that is based on management’s assessment of ultimate collectibility. The Company recognizes interest income during the period in which the interest is earned and reflects any unpaid interest due as a receivable.

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at February 28, 2006 and August 31, 2005 (in thousands):

	February 28, 2006	August 31, 2005
Land	$16,579	$4,318
Buildings	73,985	42,246
Computer Hardware	2,884	3,282
Computer Software	3,079	2,274
Furniture and Fixtures	5,001	4,052
Equipment	3,080	2,639
Transportation (Vehicles)	798	115
Work-in-process	2,387	1,226
Leasehold Improvements	270	182

	108,063	60,334
Less Accumulated Depreciation	10,606	8,636

	$97,457	$51,698

Increases in property and equipment during the year are a result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and the 7 Focus/Lighthouse hospitals during the second quarter of 2006 and described in Note 5 elsewhere herein.

Depreciation expense for the three months ended February 28, 2006 and 2005 totaled approximately $1,058,000 and $548,000, respectively. Depreciation expense for the six months ended February 28, 2006 and 2005 totaled approximately $1,979,000 and $1,103,000, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At February 28, 2006, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $42,220,000. The indefinite life assets were comprised of certificates of need ($38,313,000) acquired as part of the acquisition of River Park and the Focus/Lighthouse acquisitions, trade names ($3,111,000) acquired as part of the Poplar Springs, Friends, River Park, Copper Hills, Kingwood Pines and Focus/Lighthouse acquisitions, and the recorded value of the Knox Keene license ($796,000), acquired as part of a previous acquisition. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts and non-compete agreements for the three months ended February 28, 2006 were approximately $206,000 and $15,000, and $179,000 and $39,000 for the three months ended February 28, 2005, respectively. Amortization of recorded values for contracts and non-compete agreements for the six months ended February 28, 2006 were approximately $414,000 and $30,000, and $440,000 and $79,000 for the six months ended February 28, 2005, respectively.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in the 2006 fiscal year and for the four succeeding fiscal years and thereafter (in thousands):

Six months ending August 31, 2006	$426
For the year ending August 31, 2007	821
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the years ending August 31, 2010 and thereafter	159

$2,525

The following tables set forth by business service group of the Company, as described in Note 11 elsewhere herein, the amounts of goodwill and certain indefinite life intangible assets as of August 31, 2005 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amounts of such goodwill and certain indefinite life intangible assets during the six months ended February 28, 2006.

(in thousands)	Hospital Services	Contract Management Services	EAP Services	Consolidated
Goodwill as of August 31, 2005	$14,614	$18,545	$41,069	$74,228
Goodwill acquired during the period (1)	24,232	—	—	24,232
Goodwill adjusted during the period (2)	173	—	—	173

Goodwill as of February 28, 2006	$39,019	$18,545	$41,069	$98,633

(1)	Goodwill acquired during the period is comprised of $2.3 million related to the Copper Hills acquisition, $3.2 million related to the Kingwood Pines acquisition, and $18.7 million related to the Focus Lighthouse acquisition. This is a preliminary allocation and adjustments may be made in future periods.
(2)	Goodwill adjusted during the period relates to purchase price adjustments for legal fees and other costs associated with the purchase of River Park Hospital, which was acquired effective August 1, 2005.

(in thousands)	Hospital Services	Contract Management Services	EAP Services	Consolidated
Indefinite life intangible assets as of August 31, 2005	$3,091	$—	$796	$3,887
Indefinite life intangible assets acquired during the period (3)	38,333	—	—	38,333

Indefinite life intangible assets as of February 28, 2006	$41,424	$—	$796	$42,220

(3)	Indefinite Life Intangible Assets acquired during the period are comprised of $216,000 related to the Copper Hills acquisition, $280,000 related to the Kingwood Pines acquisition and $37.8 million related to the Focus/Lighthouse acquisition.

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2005 impairment testing, no impairment adjustments were deemed necessary.

8.	LONG-TERM DEBT

At February 28, 2006, the Company had approximately $111.0 million outstanding under its revolving credit facility as a result of the acquisitions closed in the quarter described in Note 5, elsewhere herein. The Company had no long-term debt outstanding as of August 31, 2005.

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions). The bank participants under the credit facility are JPMorgan Chase Bank (which also acts as the agent); Bank of America, N.A.; Wells Fargo Bank Texas; Key Bank, National Association; Wachovia Bank, National Association; and Amegy Bank, National Association. Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

with the Lighthouse and Focus acquisitions discussed in Note 5 “Acquisitions”. This amendment modified certain fee schedules and certain covenants of the Company’s existing credit facility. Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.

At February 28, 2006, $58.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations. The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined. The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The weighted average interest rate at February 28, 2006 was approximately 6.56%. The revolving credit facility, as amended, is available for acquisitions and working capital purposes and matures on May 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

Six months ending August 31, 2006	$1,948
For the year ending August 31, 2007	3,684
For the year ending August 31, 2008	3,086
For the year ending August 31, 2009	2,649
For the years ending August 31, 2010 and thereafter	17,340

$28,707

Rent expense for the three months ended February 28, 2006 and 2005 totaled approximately $654,000 and $918,000, respectively. Rent expense for the six months ended February 28, 2006 and 2005 totaled approximately $1,252,000 and $1,605,000, respectively. The 2005 amounts exclude rent expense related to ProCare One Nurses, which has been reclassified into discontinued operations.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payment by $11.0 million.

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

The above minimum rental payments do not take into account approximately $233,000 of expected receipts for four sublet clinic locations in Florida, one sublet office location in Pennsylvania, and one sublet office location in Tennessee resulting from the reorganization and centralization of the Company’s EAP Services group.

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

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California. The relators served the complaint in November 2004. The United States Department of Justice had previously declined to intervene in the lawsuit. The complaint alleges primarily that certain patients were improperly admitted to a hospital gero-psychiatry program managed by the Company at the hospital. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. Discovery proceedings have recently commenced in the case and the case has been set for trial in February 2007.

The Company is a party to a lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The complaint alleges various violations of California wage and hour laws and seeks the recovery of substantial amounts for wages, fines, penalties and attorneys fees. The case is filed as a private attorney general action under Section 17200 of the California Business and Profession Code. The Company considers that it is entitled to indemnity from Obstetrical Nurses, Inc., a predecessor to ProCare One Nurses, LLC for liability relating to a portion of the claims and has asserted a claim for indemnity in a separate lawsuit. The parties are engaged in discovery proceedings. The case is filed as a class action, but the court denied the motion for class certification. The case has been set for trial in August 2006.

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

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock. As of August 31, 2002 the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired.

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of February 28, 2006, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect. A total of 1,505,196 treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan as of August 31, 2005. No treasury stock was issued during the six months ended February 28, 2006.

The above share amounts have not been adjusted related to the two-for-one stock split on June 15, 2005, as it was not applicable to treasury shares. As of June 15, 2005, the Company utilized all of its treasury stock for the payment of the share dividend. Subsequent to that date, 14,483 shares were surrendered to the Company and were retained in treasury at February 28, 2006.

11.	SEGMENT (SERVICE GROUP) INFORMATION

The Company has determined that its reportable segments, or service groups, are appropriately based on its method of internal reporting, which disaggregates its business by services category in a manner consistent with how the Company evaluates its operations. During the fourth quarter of fiscal year 2005, the freestanding behavioral health hospital services business was disaggregated and recognized as a separate service group. During the first quarter of fiscal year 2006, management determined that it had three reportable service groups: hospital services, contract management services and EAP services. As a result, the behavioral health and physical rehabilitation contract management businesses have been consolidated into one service group. All prior period segment information has been restated to conform to the current segment presentation. See notes (A) through (D) below for a description of the services provided by each of the identified service groups. The Company’s business is conducted solely in the United States.

The following schedule represents revenues, operating results and total assets for the periods indicated by operating segment (in thousands):

	(A) Hospital Services	(B) Contract Management Services	(C) EAP Services	(D) Other	Eliminations	Consolidated
For the three months ended February 28, 2006
Revenues, net	$34,722	$22,392	$6,970	$39	$—	$64,123
Intercompany Revenues	—	15	73	—	(88)	—
Cost of Services	30,486	14,814	5,493	—	(88)	50,705
EBITDA (E)	2,657	6,824	1,057	(5,864)	—	4,674
Total Assets	205,395	137,215	47,821	38,963	(124,762)	304,632

For the three months ended February 28, 2005
Revenues, net	$12,175	$24,935	$12,535	$67	$—	$49,712
Intercompany Revenues	—	8	94	—	(102)	—
Cost of Services	10,094	16,969	10,721	(100)	(109)	37,575
EBITDA (E)	1,404	7,062	1,293	(3,634)	7	6,132
Total Assets	46,365	158,260	47,465	47,102	(148,429)	150,763

For the six months ended February 28, 2006
Revenues, net	$62,761	$45,862	$14,324	$87	$—	$123,034
Intercompany Revenues	—	29	157	—	(186)	—
Cost of Services	55,322	30,484	10,735	—	(186)	96,355
EBITDA (E)	5,243	14,995	2,649	(11,818)	—	11,069
Total Assets	205,395	137,215	47,821	38,963	(124,762)	304,632

For the six months ended February 28, 2005
Revenues, net	$21,289	$50,061	$25,558	$90	$—	$96,998
Intercompany Revenues	—	11	175	—	(186)	—
Cost of Services	16,706	33,757	22,425	(100)	(199)	72,589
EBITDA (E)	3,368	14,440	2,169	(7,950)	13	12,040
Total Assets	46,365	158,260	47,465	47,102	(148,429)	150,763

(A)	Hospital Services provides behavioral health services through the Company’s owned and leased behavioral healthcare facilities.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(B)	Contract Management Services provides behavioral health and physical rehabilitation contract management services to acute care hospitals.
(C)	EAP Services provides employee assistance programs primarily to employers.
(D)	“Other” represents revenue and expenses associated with the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries. Also included in other are the assets of ProCare One Nurses, which was classified as discontinued operations effective with its sale on August 29, 2005.
(E)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDAR is a presentation of “earnings before interest, taxes, depreciation, amortization, and rent. EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance and EBITDAR is the unit of measure reviewed to compare facility to facility operating performance for our Hospital Services segment. EBITDA and EBITDAR may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA and EBITDAR are non-GAAP measures and should not be considered an alternative to operating or net income in measuring company results. For the three and six months ended February 28, 2006 and 2005, EBITDA and EBIDAR are calculated as follows:

	For the three months ended February 28,		For the six months ended February 28,
	2006	2005	2006	2005
Income before income taxes	$2,717	$4,764	$7,950	$9,250
Depreciation & amortization	1,280	765	2,424	1,622
Interest, net	677	603	695	1,168

EBITDA	4,674	6,132	11,069	12,040
Rent	654	918	1,252	1,605

EBITDAR	$5,328	$7,050	$12,321	$13,645

12.	EAP SERVICES REORGANIZATION AND RELATED IMPAIRMENTS

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

	EAP Services	Other	Total
Balance as of August 31, 2005	$2,192	$89	$2,281
Change in accruals for the six months ended February 28, 2006:
Real estate lease expense and termination costs	(62)	—	(62)
Employee severance and retention bonus costs	(31)	—	(31)
Employee relocation costs	(28)	—	(28)
Costs associated with termination of MBH at-risk contracts	(36)	—	(36)

Cash payments for the six months ended February 28, 2006:
Real estate lease expense and termination costs	$(463)	$—	$(463)
Employee severance and retention bonus costs	(186)	—	(186)
Employee relocation costs	(83)	—	(83)
Employee training and redundant staffing costs	(10)	—	(10)
Costs associated with termination of MBH at-risk contracts	(315)	(89)	(404)

Total	$(1,214)	$(89)	$(1,303)

Balance as of February 28, 2006	$978	$—	$978

13.	SUBSEQUENT EVENT

Effective April 1, 2006, the Company closed on the acquisition of the Focus Healthcare of Delaware facility. Focus Healthcare of Delaware d/b/a Meadowood Behavioral Health System is a fifty-three licensed bed freestanding behavioral health facility located in Newcastle, Delaware. The aggregate purchase price for this facility was approximately $10.9 million. The cash paid of approximately $2.4 million, which was net of the $2.0 million deposit as described in Note 5 elsewhere herein and a HUD loan of approximately $7.1 million that was assumed by the Company in connection with the acquisition, was financed under the Company’s existing credit facility.

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

At February 28, 2006, the Company owned/leased fourteen behavioral health care facilities with approximately 1,496 licensed beds in 10 states. The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds		Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80		April 1, 2004
Poplar Springs Hospital	Petersburg, VA	187		June 1, 2004
Laurelwood Hospital	Willoughby, OH	160		January 1, 2005
Friends Hospital	Philadelphia, PA	219		July 1, 2005
River Park Hospital	Huntington, WV	187		August 1, 2005
Copper Hills Youth Center	West Jordan, UT	126		January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78		January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	78		February 1, 2006
Focus Healthcare of Georgia	St. Simmons Island, GA	101		February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106		February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42		February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104		February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	—	(1)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28		February 1, 2006

(1)	The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition, however, it is currently undergoing renovations and is planned to be in operation in September 2006.

Additionally, Horizon had 95 behavioral health program management contracts and 28 physical rehabilitation program management contracts with acute care hospitals located in 36 states and the District of Columbia; 111 CQI+ mental health outcomes measurement contracts; and 998 contracts to provide employee assistance program services covering in excess of 4.2 million lives.

The Company’s primary growth strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities. During fiscal year 2004, the Company acquired two hospital facilities and acquired/leased three additional facilities during fiscal year 2005. During the quarter ended February 28, 2006, the Company acquired nine additional behavioral health facilities. See Note 5, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein for a further discussion of these acquisitions. Effective April 1, 2006, the Company acquired an additional behavioral health facility as discussed in Note 13, “Subsequent Events” in the notes to the condensed consolidated financial statements. The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, strengthening referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

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

Revenues

Hospital Services

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 1,496 licensed beds in 10 states. The Company also acquired one additional behavioral health facility in the third fiscal quarter.

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

EAP Services

The EAP Services group contracts to provide services with corporate clients, government agencies, and third-party administrators. Revenues are derived from employee assistance program services and administrative services only contracts. Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions. Revenues from contracts are typically based on a specified fee per month per employee based on the range and breadth of services provided to the employer, which may include work life services (including child and elder care consultation), referral resource and critical incident debriefings and intervention. Each plan is specifically designed to fulfill the clients’ needs.

Government Regulations

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, a Prospective Payment System (“PPS”) for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts. The base reimbursement rate, for partial hospitalization programs operating under PPS, decreased from $287 per patient day for 2004 to $281 per patient day effective January 1, 2005. On November 2, 2005, CMS decreased this rate by 15% to $246 effective January 1, 2006. The Company at this time has not ascertained specifically the effect of this change on a facility-by-facility basis; however, the Company does not believe this change will materially lower Medicare reimbursement for these services and does not believe that this change will materially lower our revenues. Hospitals that are in a designated rural area and have less than 100 acute care beds were able to continue cost based reimbursement for PHP services initially until December 31, 2003. On December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The Deficit Reduction Act (“DRA”), enacted on February 8, 2006, further extended cost based reimbursement for rural hospitals to December 31, 2008.

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed and implemented for CMS. On November 15, 2004, CMS adopted final rules for the psychiatric inpatient PPS. The PPS rules are effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem rate has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service Emergency Departments (“ED’s”). In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and decreases from day 11 until the conclusion of the patient’s stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement for cost reporting years beginning in calendar year 2005. On January 23, 2006, CMS published proposed rules relating to the psychiatric inpatient PPS. The proposed rules increase the inpatient psychiatric PPS base payment rate by 3.2% for discharges beginning on or after July 1, 2006 and direct the use of the Core Based Statistical Area labor market definitions for determining the wage index adjustment. The patient specific adjustments for age, diagnosis and comorbid conditions are not changed under the proposed rules. Additionally, the 17% rural hospital adjustment factor and the per diem adjustment factors will not change under the proposed rule. The Company believes that the new PPS rules will not have a material adverse effect on its contract management business overall or on its owned free standing behavioral health hospitals in fiscal 2006. The Company cannot be definitive about the overall future effect of the new PPS rules, which could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

On August 15, 2005, CMS published a final rule adopting changes to the inpatient rehabilitation facility PPS effective October 1, 2005. The rule incorporates a market basket increase of 3.6% and an increase in the payment rate adjustment for inpatient rehabilitation facilities in rural areas from 19.14% to 21.30%. CMS also incorporated a 1.9% across-the-board reduction in the standard payment amount based on recent evidence indicating that coding increases, rather than actual changes in patient acuity, have caused increases in payments to inpatient rehabilitation facilities. The final rule also refined the inpatient rehabilitation facility classification system to reflect recent data on case mix groups, relative weights and the impact of illnesses or conditions other than the admitting diagnosis on the costs of treating a beneficiary. In addition, the final rule adopted the revised Core Based Statistical Area (CBSA) market area definitions as announced by the Office of Management and Budget for inpatient rehabilitation facilities; however, the final rule allowed for a transition to the new CBSA designations. For Federal Fiscal Year 2006 the wage index will be a 50/50 blend of the MSA and CBSA designation wage indices and for Federal Fiscal Year 2007 only the CBSA designation wage index will be utilized. The Company does not believe this final rule will have a significant impact on its revenues from rehabilitation services.

CMS adopted final rules in May 2004 modifying the criteria required to be satisfied for classification as an inpatient rehabilitation facility. The final rule, known as the “75% Rule”, generally requires that, in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions. The final rule had a 4-year phase-in period to allow inpatient rehabilitation facilities time to adjust to the new rule. The Deficit Reduction Act, enacted on February 8, 2006, added an additional year to the phase in period. Therefore, the first year compliance percentage is 50%; the second and third year percentages are 60%; the fourth year percentage is 65% and in the fifth year and thereafter, the compliance percentage is 75%. The final rule also eliminates polyarthritis as a qualifying medical condition and adds three other arthritis diagnoses that are more restrictive. As a result, patients that previously met the polyarthritis conditions may no longer meet the specific qualifying medical condition required under the new rule. The final rule also added a new restrictive category for certain knee or hip joint replacements. The effective date for the 75% rule was for cost reporting periods beginning on or after July 1, 2004. The final rules as adopted, unless suspended or modified as proposed, could have an adverse effect on the rehabilitation programs managed by the Company.

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

Contract Management Services

The primary factors affecting operating expenses for the Company’s contract management business in any period are the number of programs in operation in the period and the volume of patients at those locations. Operating expenses consist primarily of salaries and benefits paid to program management, clinicians, therapists and supporting personnel. Behavioral health programs managed by the Company generally have a program director, usually a psychologist or a social worker, a community education manager and additional social workers or therapists as needed. Physical rehabilitation programs managed by the Company generally have a program director and additional clinical staff tailored to meet the needs of the program and the client hospital, which may include physical and occupational therapists, a speech pathologist, a social worker and other appropriate supporting personnel. In addition, for both types of programs the Company contracts with a medical director on an independent contractor basis under which on-site administrative and clinical oversight services needed to administer the program are provided. The nursing staff is typically provided and employed by the hospital client.

EAP Services

Operating expenses for the Company’s employee assistance programs are primarily comprised of medical claims from clinical providers and salaries and benefits for its clinical, operations and supporting personnel. Operating expenses are affected by the number of covered lives or contracts in place. Medical claims include payments to independent health care professionals providing services to the covered enrollees under the employee assistance programs offered by the Company.

SUMMARY STATISTICAL DATA

	Quarter ended February 28, 2006 (1)	Quarter ended November 30, 2005	Year ended August 31, 2005 (2)	Year ended August 31, 2004 (3)
Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (in thousands)	$34,722	$28,039	$60,578	$10,069
Number of facilities at period end	14	5	5	2
Licensed Beds	1,496	833	833	267
Weighted average available beds	945	688	363	177
Patient days	64,203	45,114	100,396	19,639
Admissions	4,099	3,437	6,745	1,041
Average length of stay	15.7	13.1	14.9	18.9
Revenue per patient day	$541	$622	$603	$513
% Occupancy based on weighted average available beds	75.5%	72.0%	75.8%	72.5%
EBITDA Margin (4)	7.7%	9.2%	13.1%	19.3%
EBITDAR Margin (4)	9.1%	10.7%	14.8%	20.3%

Same Facility Results:
Net revenues (in thousands)	$8,638	$8,682	$35,347	—
Number of facilities at period end	2	2	2	—
Licensed beds	267	267	267
Available beds	241	241	241
Patient days	17,374	16,870	70,282	—
Admissions	816	848	3,231	—
Average length of stay	21.3	19.9	21.8	—
Revenue per patient day	$497	$515	$503	—
Occupancy based on weighted average available beds	80.1%	76.9%	79.9%	—
EBITDA Margin (4)	22.0%	22.8%	19.7%	—
EBITDAR Margin (4)	22.5%	23.4%	20.6%	—

EAP Covered lives (in thousands)	4,268	4,163	4,244	3,569

Number of Contract Locations (5):
Contract locations in operation	115	119	123	132
Contract locations signed and unopened	8	11	12	8

Total contract locations	123	130	135	140

(1)	In the quarter ended February 28, 2006, the Company operated Copper Hills Youth Center for two months, Kingwood Pines Hospital for 1 1/2 months and the six Lighthouse/Focus facilities for one month. All other facilities were operated for the full quarter.
(2)	In fiscal year 2005, the Company operated Michiana Behavioral Health Center and Poplar Springs Hospital for the full year, Laurelwood Hospital for eight months, Friends Hospital for two months, and River Park Hospital for one month.
(3)	In fiscal year 2004, the Company operated Michiana Behavioral Health Center for five months and Poplar Springs Hospital for three months.
(4)	See Note 11, “Segment Information” in the notes to the condensed consolidated financial statements for a definition of EBITDA and EBITDAR and a reconciliation to income before income taxes for the three and six months ended February 28, 2006 and 2005.
(5)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 28, 2006 and 2005, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, covered lives and licensed beds at the end of each period.

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of Services	79.1%	75.6%	78.3%	74.9%
Selling, general and administrative	10.6%	11.0%	11.2%	11.3%
Provision for doubtful accounts	3.0%	1.1%	1.5%	1.4%
Depreciation and amortization	2.0%	1.5%	2.0%	1.7%

Operating Income	5.3%	10.8%	7.0%	10.7%

Interest and other income (expense), net	(1.1)%	(1.2)%	(0.6)%	(1.2)%

Income before income taxes, minority interest and discontinued operations	4.2%	9.6%	6.4%	9.5%

Income tax provision	1.7%	3.8%	2.5%	3.7%

Minority Interest, net	(0.0)%	0.0%	0.0%	0.0%

Income from continuing operations	2.5%	5.8%	3.9%	5.8%

(Loss) income from discontinuing operations, net	(0.0)%	0.3%	0.0%	0.4%

Net income	2.5%	6.1%	3.9%	6.2%

Number of management contracts, end of quarter:
Contract locations in operation	115	127
Contract locations signed and unopened	8	14

Total contract locations	123	141

EAP Covered lives (000’s), end of period	4,268	3,844

Licensed Beds	1,496	427

Three Months Ended February 28, 2006 Compared to the Three Months Ended February 28, 2005

Revenue. Total revenue between the quarters increased $14.4 million or 29.0%. Revenue associated with hospital services increased by $22.5 million or 185.2%, revenue associated with contract management services decreased $2.5 million or 10.2% and revenue associated with EAP services decreased $5.6 million or 44.2%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $22.5 million, or 185.2%, between the quarters. The increase in revenue is primarily the result of the operations of Laurelwood Hospital beginning in January 2005, the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/Lighthouse facilities in the second fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $2.5 million, or 10.2%, between the quarters. This decrease was primarily due to the decline in the average number of contract management locations in operation from 127.5 for the three months ended February 28, 2005 to 117.7 for the three months ended February 28, 2006. Additionally, $841,000 of the $2.5 million decrease above was caused by a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $5.6 million, or 44.2% between the quarters. This decrease was primarily attributable to a decrease in revenue of $6.0 million, which related to the termination of all the managed behavioral health at-risk contracts and the discontinuance of the Florida clinic operations on December 31, 2004, both of which were implemented as a part of the reorganization of the EAP Services group. This decrease was partially offset by an increase in ongoing EAP contract revenue, of which approximately $481,000 related to a significant increase in the number of covered lives under one EAP contract.

Cost of Services. Total cost of services provided between the quarters increased $13.1 million, or 34.9%. Cost of services provided associated with hospital services increased by $20.4 million or 202.0%, cost of services provided associated with contract management services decreased $2.2 million or 12.7% and cost of services provided associated with EAP services decreased $5.2 million or 48.8%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $20.4 million between the quarters. The increase is primarily the result of the operations of Laurelwood Hospital beginning in January 2005, the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/ Lighthouse facilities in the second fiscal quarter of 2006.

Contract Management Services

Cost of services provided associated with contract management services decreased $2.2 million, or 12.7%, between the quarters. The decrease was primarily attributable to a decline in the average number of contract management locations in operation from 127.5 for the three months ended February 28, 2005 to 117.7 for the three months ended February 28, 2006. Additionally, a decrease of $778,000 is primarily due to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in revenue (see “Revenue”).

EAP Services

Cost of services provided associated with EAP services decreased $5.2 million, or 48.8% between the quarters. A decrease of approximately $1.5 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005, and the discontinuance of the Florida clinic operations on December 31, 2004. An additional decrease of $3.8 million in medical claims related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization. Additionally, printing costs increased $170,000 as a result of the production of contractually required materials for new and renewing clients. As a result of the closure of the Florida clinic operations and the consolidation of the regional call centers to Texas, rent expense decreased approximately $427,000 between the quarters.

Selling, General and Administrative. Total selling, general, and administrative expenses increased $1.3 million, or 24.5%, between the quarters. Salaries and benefits increased $704,000 primarily due to approximately $552,000 in stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005. Purchased Services increased $463,000 primarily due to a $405,000 increase in the accounting and auditing fees associated with the FY06 audit and Sarbanes-Oxley compliance efforts. These increases were partially offset by a decrease of $158,000 in legal fees due to expenses incurred in the prior year second quarter associated with the long term lease agreement for Laurelwood Hospital. General insurance increased $200,000 due to a significant increase in the liability premiums for fiscal year 2006.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $2.0 million for the three months ended February 28, 2006, as compared to a net expense of $553,000 for the three months ended February 28, 2005, an increase of $1.4 million. The increase for the three months ended February 28, 2006 was primarily due to an increase of $1.1 million related to the acquisitions of 11 free standing behavioral health hospitals, as detailed in Note 5 to the condensed consolidated financial statements. An increase of approximately $122,000 related to reserves recorded for untimely payment of invoices at one behavioral health contract location. A $204,000 increase related to the reversal of reserves for one behavioral health contract location due to receipt of payment during the prior year quarter.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $514,000 or 67.0% between the quarters. An increase in depreciation expense of approximately $485,000 is primarily attributable to the addition of the facilities associated with Friends Hospital, River Park Hospital, Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/Lighthouse Hospitals.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended February 28, 2006, resulted in a net expense of $677,000 as compared to a net expense of $603,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of approximately $217,000 related to the increase in the weighted average principal balance outstanding under the credit facility and an increase in the weighted average interest rate between the quarters. The weighted average outstanding credit facility balance for the three months ended February 28, 2006 was approximately $39.0 million with an ending balance of $111.0 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $36.0 million with an ending balance of $34.5 million. The weighted average interest rates for the quarters ended February 28, 2006 and 2005 were approximately 6.6% and 4.7%, respectively. The increase in interest expense was partially offset by an increase in interest income of approximately $72,000 primarily due to interest related to the ProCare One notes, and a decrease in commitment fees and amortization of deferred loan origination fees of approximately $71,000. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein for a discussion of the ProCare One notes.

Income Tax Expense. Income tax expense for the three months ended February 28, 2006 was $1.1 million representing a decrease of $783,000, or 41.9%, as compared to income tax expense of $1.9 million for the three months ended February 28, 2005. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for the three-month periods ended February 28, 2006 and 2005 were 40.0% and 39.3%, respectively.

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

Six Months Ended February 28, 2006 Compared to the Six Months Ended February 28, 2005

Revenue. Total revenue between the periods increased $26.0 million or 26.8%. Revenue associated with hospital services increased by $41.5 million or 194.8%, revenue associated with contract management services decreased $4.2 million or 8.3% and revenue associated with EAP services decreased $11.3 million or 43.7%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $41.5 million, or 194.8%, between the periods. The increase in revenue was the result of commencing operations of Laurelwood Hospital beginning in the second fiscal quarter of 2005, the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/Lighthouse facilities in the second fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $4.2 million, or 8.3%, between the periods. This decrease was primarily due to the decline in the average number of contract management locations in operation from 128.6 for the six months ended February 28, 2005 to 119.3 for the six months ended February 28, 2006. Additionally, $1.5 million of the $4.2 million decrease was attributable to a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $11.3 million, or 43.7% between the periods. This decrease was primarily attributable to a decrease in revenue of approximately $12.5 million, which related to the termination of the managed behavioral health at-risk contracts and the discontinuance of the Florida clinic operations on December 31, 2004, both of which were implemented as a part of the reorganization of the EAP Services group. This decrease was partially offset by an increase in ongoing EAP contract revenue, of which $1.2 million is related to a significant increase in the number of covered lives under one EAP contract.

Cost of Services. Total cost of services provided between the periods increased $23.8 million, or 32.7%. Cost of services provided associated with hospital services increased by $38.6 million or 231.2%, cost of services provided associated with contract management services decreased $3.3 million or 9.7% and cost of services provided associated with EAP services decreased $11.7 million or 52.1%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $38.6 million between the periods. The increase was the result of the operations of Laurelwood Hospital beginning in the second fiscal quarter of 2005, the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/Lighthouse facilities in the second fiscal quarter of 2006.

Contract Management Services

Cost of services provided associated with contract management services decreased $3.3 million, or 9.7%, between the periods. The decrease was primarily due to a decline in the average number of contract management locations in operation from 128.6 for the six months ended February 28, 2005 to 119.3 for the six months ended February 28, 2006. Additionally, a decrease of $1.6 million is primarily attributable to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in revenue (see “Revenue”).

EAP Services

Cost of services provided associated with EAP services decreased $11.7 million, or 52.1% between the periods. A decrease of approximately $3.5 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005, and the discontinuance of the Florida clinic operations on December 31, 2004. An additional decrease of $8.3 million in medical claims related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization. Printing costs increased $366,000 between the periods as a result of the production of contractually required materials for new and renewing clients. As a result of the closure of the Florida clinic operations and the consolidation of the regional call centers to Texas, rent expense decreased approximately $794,000 between the year-to-date periods.

Selling, General and Administrative. Total selling, general, and administrative expenses increased $2.8 million, or 25.8%, between the periods. Salaries and benefits increased $1.6 million primarily due to approximately $1.4 million in stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005, and a fiscal year 2004 bonus reversal that occurred in the prior year period ended February 28, 2005. An increase in consulting fees of $275,000 was due to Sarbanes-Oxley compliance efforts and support center related consulting projects. Audit and accounting fees increased $408,000 due to the additional cost associated with the FY06 audit and Sarbanes-Oxley compliance efforts. These increases were partially offset by a decrease of $182,000 in legal fees due to expenses incurred in the prior year period associated with the long term lease agreement for Laurelwood Hospital and contract management locations that had previously terminated. General insurance increased $398,000 due to a significant increase in the liability premiums for fiscal year 2006.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $1.8 million for the six months ended February 28, 2006, as compared to a net expense of $1.4 million for the six months ended February 28,

2005, an increase of $404,000. The increase in net expense for the six months ended February 28, 2006 was primarily due to an increase of $1.2 million related to the acquisitions of 11 free standing behavioral health hospitals, as detailed in Note 5 to the condensed consolidated financial statements and was partially offset by a decrease of $532,000 due to a change in the reserve policy for the hospital division as detailed in Note 2 to the condensed consolidated financial statements. An additional increase of $241,000 was related to the restructuring of a behavioral health management contract effective January 1, 2005. A decrease of $400,000 was due to the reversal of bad debt for one behavioral health contract location due to a revision in the location’s existing contract.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $801,000 or 49.4% between the periods. An increase in depreciation expense of $847,000 is primarily attributable to the addition of the facilities associated with Friends Hospital, River Park Hospital, Copper Hills Youth Center, Kingwood Pines Hospital and the six Focus/Lighthouse Hospitals. Additionally, there was a decrease in contract amortization expense of approximately $263,000 that is associated with intangible assets that became fully amortized during the current and prior fiscal year. This decrease in contract amortization expense was partially offset by an increase of approximately $188,000 related to a contract acquired in the acquisition of River Park Hospital in the fourth fiscal quarter of 2005.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the six months ended February 28, 2006 resulted in a net expense of $695,000 as compared to a net expense of $1.2 million for the corresponding period in the prior fiscal year. This net change is primarily the result of a decrease in interest expense of approximately $157,000 related to the decrease in the weighted average principal balance outstanding under the credit facility between the periods partially offset by an increase in the weighted average interest rates between the periods. The weighted average outstanding credit facility balance for the six months ended February 28, 2006 was approximately $19.4 million with an ending balance of approximately $111.0 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $37.4 million with an ending balance of $34.5 million. The weighted average interest rates for the six months ended February 28, 2006 and 2005 were approximately 6.7% and 4.3%, respectively. Interest expense for the six months ended February 28, 2006, also included commitment fees on the Company’s line of credit and amortization of deferred loan origination fees which decreased approximately $146,000 between the periods. In addition, interest income increased by approximately $167,000 primarily due to interest earned on the ProCare One notes. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

Income Tax Expense. Income tax expense for the six months ended February 28, 2006 was $3.1 million representing a decrease of $481,000, or 13.3%, as compared to income tax expense of $3.6 million for the six months ended February 28, 2005. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for the six-month periods ended February 28, 2006 and 2005 were 39.3% and 39.1%, respectively.

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

Liquidity and Capital Resources

The Company believes that its future cash flows from operations which were approximately $4.5 million for the twelve most recent months ended February 28, 2006, along with cash of approximately $3.4 million at February 28, 2006, and the availability under its credit facility of $175.0 million, will be sufficient to cover operating cash requirements and current debt obligations over the next 12 months. At February 28, 2006, $58.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.

Net cash used in operating activities for the six months ended February 28, 2006 was approximately $2.0 million and was caused primarily by increases in accounts receivable and decreases in accounts payable and accrued expenses. Cash provided by operating activities for the three months ended February 28, 2006 was approximately $2.4 million.

Cash used in investing activities was approximately $115.0 million for the six months ended February 28, 2006. During the second quarter of 2006, the Company acquired nine additional behavioral health care facilities. The total cash expenditures for these acquisitions were approximately $111.9 million and the Company’s existing credit facility was used to fund the transactions. Additionally, capital expenditures were approximately $2.9 million for the year to date.

Net cash provided by financing activities was approximately $112.3 million for the six months ended February 28, 2006 and was primarily the result of net borrowings under the Company’s existing credit facility of approximately $111.0 million.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility. Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions mentioned in Note 5 “Acquisitions”. This First Amendment modified certain fee schedules and certain covenants of the Company under the credit facility. A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005. Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank. A copy of this agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $2.9 million for the six months ended February 28, 2006. The Company anticipates its property and equipment expenditures to be approximately $2.0 million for the remainder of fiscal year 2006.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation. The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities. The second payment was made during the third quarter of fiscal year 2006 and was approximately $422,000. The third payment will be made during the fourth quarter of fiscal year 2006 and we are currently anticipating the amount to be approximately $500,000.

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

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note in the amount of $2.1 million was paid during the quarter ended February 28, 2006. The other promissory note had an original principal balance of $2.0 million is payable quarterly over three years, bearing interest at the prime rate. We received the first quarterly payment during the quarter ended February 28, 2006. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

Construction of a building to serve as the new national support center (“NSC”) for the Company, which is in close proximity to the current NSC facility in Lewisville, Texas, began during June 2005. The Company will lease the 80,000 square foot facility and anticipates completion and occupancy in April 2006. The term of the office lease agreement is ten (10) years with two renewal options of five-years each. The Company has entered into a contract to sell the current NSC facility for $3.7 million and the transaction is expected to close in the Company’s third fiscal quarter.

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

As of February 28, 2006, the Company had approximately $111.0 million outstanding under its revolving credit facility with a weighted average interest rate of approximately 6.56%. A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2006, would change interest expense by approximately $728,000 annually. This would be funded out of cash flows from operations, which were approximately $4.5 million for the twelve most recent months ended February 28, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the six months ended February 28, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended February 28, 2006, there were no significant developments in the Company’s legal proceedings, described under the “Legal Proceedings” caption in Note 9 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere herein, except (a) the Meyer case has been set for trial in February 2007 and (b) the Phillips case has been set for trial in August 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on January 20, 2006. At the meeting, seven directors of the Company were elected. Following are the votes cast for each director nominee at the meeting:

Director	Number of Votes for Election	Number of Votes Withheld
James Ken Newman	10,315,296	2,858,934
George Bello	10,097,916	3,076,314
Michael R. Bowlin	10,283,256	2,890,974
James E. Buncher	10,283,243	2,890,987
Robert A. Lefton	10,125,899	3,048,331
William H. Longfield	10,283,243	2,890,987
C. Thomas Smith	12,703,436	470,794

ITEM 6. EXHIBITS

(a)	Exhibits.

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

10.2	Second Amendment to Third Amended and Restated Credit Agreement dated as of January 26, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006).

10.3	Amended and Restated Asset Purchase Agreement dated as of January 30, 2006, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.4	Agreement and Plan of Merger and Asset Purchase Agreement dated as of January 30, 2006, by and among Horizon Health Corporation, HHC Delaware, Inc., HHC Realty Investments, LLC, and Delaware Investment Associates, LLC, and with respect to the purchase and sale of the Focus Delaware assets and related transactions by and between HHC Delaware, Inc. and Focus Healthcare of Delaware, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.5	First Amendment to Asset Purchase Agreement dated as of January 30, 2006, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.6	Limited Partner Interest Purchase Agreement dated as of January 17, 2006, by and among HHC Kingwood Investment, LLC as Purchaser, Signet Health Corporation as Seller and SHC-KPH, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.7	Membership Interest Purchase Agreement dated as of January 17, 2006, by and among Horizon Health Hospital Services, Inc. as Purchaser, Jerry G. Browder as Seller and Kingwood Pines Hospital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 6, 2006

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

10.2	Second Amendment to Third Amended and Restated Credit Agreement dated as of January 26, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006).

10.3	Amended and Restated Asset Purchase Agreement dated as of January 30, 2006, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.4	Agreement and Plan of Merger and Asset Purchase Agreement dated as of January 30, 2006, by and among Horizon Health Corporation, HHC Delaware, Inc., HHC Realty Investments, LLC, and Delaware Investment Associates, LLC, and with respect to the purchase and sale of the Focus Delaware assets and related transactions by and between HHC Delaware, Inc. and Focus Healthcare of Delaware, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.5	First Amendment to Asset Purchase Agreement dated as of January 30, 2006, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.6	Limited Partner Interest Purchase Agreement dated as of January 17, 2006, by and among HHC Kingwood Investment, LLC as Purchaser, Signet Health Corporation as Seller and SHC-KPH, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.7	Membership Interest Purchase Agreement dated as of January 17, 2006, by and among Horizon Health Hospital Services, Inc. as Purchaser, Jerry G. Browder as Seller and Kingwood Pines Hospital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.