Form 10-Q
period 2006-05-31
HORIZON HEALTH CORP /DE/
filed 2006-07-06
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-13626

HORIZON HEALTH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-2293354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2941 S. Lake Vista Drive

Lewisville, Texas 75067

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

Yes  ☐        No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of June 28, 2006, was 15,032,353.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	May 31, 2006	August 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$3,544	$8,098
Accounts receivable less allowance for doubtful accounts of $8,888 at May 31, 2006 and $5,741 at August 31, 2005	43,238	28,876
Prepaid expenses and supplies	3,722	4,822
Other receivables	3,114	2,211
Other assets	1,919	3,085
Income taxes receivable	927	204
Deferred taxes	5,892	5,388

TOTAL CURRENT ASSETS	62,356	52,684

Property and equipment, net	99,624	51,698

Goodwill	103,631	74,228
Other indefinite life intangibles	42,447	3,887
Contracts, net of accumulated amortization of $7,560 at May 31, 2006, and $6,946 at August 31, 2005	2,255	2,869
Other intangibles, net of accumulated amortization of $387 at May 31, 2006, and $343 at August 31, 2005	55	100
Other non-current assets	1,609	1,752

TOTAL ASSETS	$311,977	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	May 31, 2006	August 31, 2005
CURRENT LIABILITIES:
Accounts payable	$5,668	$4,665
Employee compensation and benefits	11,905	11,985
Medical claims payable	785	2,838
Accrued expenses and unearned revenue	13,457	13,706

TOTAL CURRENT LIABILITIES	31,815	33,194

Other non-current liabilities	3,435	4,002
Long-term debt	113,023	—
Deferred income taxes	5,949	3,036

TOTAL LIABILITIES	154,222	40,232

Minority interest	3,912	3,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 15,046,836 shares issued and 15,032,353 shares outstanding at May 31, 2006 and 14,906,772 shares issued and 14,899,127 shares outstanding at August 31, 2005	150	149
Additional paid-in capital	86,309	84,020
Retained earnings	67,725	59,150
Treasury stock, at cost, 14,483 shares at May 31, 2006 and 7,645 shares at August 31, 2005	(341)	(198)

	153,843	143,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$311,977	$187,218

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended May 31,
	2006	2005
Revenue, net	$76,241	$53,805

Cost of services	57,676	40,783
Selling, general and administrative	6,599	5,946
Provision for doubtful accounts	1,933	716
Depreciation and amortization	1,488	763

Operating income	8,545	5,597

Other income (expense):
Interest expense	(2,086)	(293)
Interest income and other	(152)	153

Income before income taxes, minority interest and discontinued operations	6,307	5,457

Income tax provision	2,473	2,134

Minority interest, net	101	—

Income from continuing operations	3,733	3,323

(Loss) income from discontinued operations, net	(17)	170

Net income	$3,716	$3,493

Basic earnings per common share:
Continuing operations	$0.25	$0.24
Discontinued operations	0.00	0.01

	$0.25	$0.25

Diluted earnings per common share:
Continuing operations	$0.24	$0.23
Discontinued operations	0.00	0.01

	$0.24	$0.24

Weighted average shares outstanding:
Basic	15,006	14,195

Diluted	15,435	14,744

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Nine Months Ended May 31,
	2006	2005
Revenue, net	$199,275	$150,803

Cost of services	154,032	113,372
Selling, general and administrative	20,433	16,944
Provision for doubtful accounts	3,709	2,087
Depreciation and amortization	3,911	2,385

Operating income	17,190	16,015

Other income (expense):
Interest expense	(2,949)	(1,461)
Interest income and other	16	153

Income before income taxes, minority interest and discontinued operations	14,257	14,707

Income tax provision	5,601	5,743

Minority interest, net	47	—

Income from continuing operations	8,609	8,964

(Loss) income from discontinued operations, net	(34)	589

Net income	$8,575	$9,553

Basic earnings per common share:
Continuing operations	$0.57	$0.74
Discontinued operations	0.00	0.05

	$0.57	$0.79

Diluted earnings per common share:
Continuing operations	$0.56	$0.71
Discontinued operations	0.00	0.05

	$0.56	$0.76

Weighted average shares outstanding:
Basic	14,954	12,158

Diluted	15,425	12,601

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended May 31,
	2006	2005
Operating Activities:
Net income	$8,575	$9,553
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	3,709	2,141
Depreciation and amortization	3,911	2,479
Deferred income taxes	2,410	773
Net loss on disposal of property and equipment	202	10
Tax benefit associated with stock options exercised	—	1,326
Stock-based compensation	1,599	—
Excess tax benefits associated with stock-based compensation awards	(624)	—
Minority interest	47	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,937)	(6,713)
Increase in income taxes receivable	(724)	(12)
(Decrease) increase in income taxes payable	(57)	69
Increase in other receivables	(902)	(842)
Decrease (increase) in prepaid expenses and supplies	1,716	(704)
Decrease in other assets	1,393	86
(Decrease) increase in accounts payable and accrued expenses	(7,375)	2,777
(Decrease) increase in other non-current liabilities	(567)	659

Net cash provided by operating activities	5,376	11,602

Investing activities:
Purchases of property and equipment	(5,553)	(2,091)
Proceeds from sale of property and equipment	3,464	7
Payment for purchase of Lighthouse/Focus	(91,560)	—
Payment for purchase of Kingwood Pines	(14,103)	—
Payment for purchase of Copper Hills Youth Center	(9,895)	—
Payment for Friends Behavioral Health System price adjustment	(25)	—
Payment for River Park Hospital price adjustment	(166)	—
Payment for Michiana Behavioral Health Center price adjustment	—	(11)
Payment for Poplar Springs Hospital price adjustment	(422)	(423)

Net cash used in investing activities	(118,260)	(2,518)

Financing Activities:
Payments on credit facility	(175,211)	(91,600)
Borrowings under credit facility	281,200	51,600
Net proceeds from follow-on public offering of common stock	—	58,419
Cash provided by exercise of options	910	1,845
Excess tax benefits associated with stock-based compensation awards	624	—
Tax benefit associated with stock options exercised	950	—
Surrenders of treasury stock	(143)	(162)
Purchases of treasury stock	—	(293)

Net cash provided by financing activities	108,330	19,809

Net (decrease) increase in cash and cash equivalents	(4,554)	28,893

Cash and cash equivalents at beginning of period	8,098	1,908

Cash and cash equivalents at end of period	$3,544	$30,801

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified healthcare services provider. The Company owns/leases fifteen behavioral healthcare hospitals and related facilities as of May 31, 2006, which provide behavioral healthcare programs for children, adolescents, and adults. It is also a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions. The Company additionally offers an array of employee assistance programs to corporate clients, government agencies and third party administrators. The Company currently has offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Delaware, Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia. The Company’s National Support Center (“NSC”) and Employee Assistance Program (“EAP”) Call Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation:

The accompanying condensed consolidated balance sheets at May 31, 2006 and August 31, 2005, the condensed consolidated statements of operations for the three and nine months ended May 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended May 31, 2006 and 2005, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The August 31, 2005 balance sheet is derived from the audited balance sheet included in the Company’s filing on Form 10-K for the fiscal year ended August 31, 2005. In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of May 31, 2006, and the results of operations for the three and nine months ended May 31, 2006 and 2005. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2005, which has been filed with the Securities and Exchange Commission.

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

Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”). Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options. Stock-based compensation for fiscal year 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005 (modified prospective application). Stock-based compensation for the three-month periods ended May 31, 2006 and 2005 totaled approximately $472,000 and $285,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations only for the period ended May 31, 2006. Stock-based compensation for the nine-month periods ended May 31, 2006 and 2005 totaled approximately $1,599,000 and $987,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statements of operations only for the period ended May 31, 2006. The excess tax benefit related to stock-based compensation during the three-month periods ended May 31, 2006 and 2005 was approximately $184,000 and $111,000, respectively, and is included in the provision for income taxes in the condensed consolidated statements of operations only for the period ended May 31, 2006. The excess tax benefit related to stock-based compensation during the nine-month periods ended May 31, 2006 and 2005 was approximately $624,000 and $385,000, respectively, and is included in the provision for income taxes in the condensed consolidated statements of operations only for the period ended May 31, 2006. There were no capitalized stock based compensation costs for the three or nine-month periods ended May 31, 2006 and 2005.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation for the three and nine months ended May 31, 2005:

(In thousands, except per share amounts)	Three Months Ended May 31, 2005	Nine Months Ended May 31, 2005
Net Income, as reported	$3,493	$9,553
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	174	602

Pro forma net income	$3,319	$8,951

Earnings per share:
Basic-as reported	$0.25	$0.79

Basic-pro forma	$0.23	$0.74

Diluted-as reported	$0.24	$0.76

Diluted-pro forma	$0.23	$0.71

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the current report on Form 8-K filed January 21, 2005 and incorporated by reference herein. Under the plan, performance based awards, including stock options and restricted stock, may be granted from time to time as approved by the Compensation Committee of the Board of Directors. The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000. As of May 31, 2006, stock options for 30,000 shares had been granted under the Plan and approximately 199,000 shares have been awarded as restricted stock.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”. The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan. Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of May 31, 2006, there were outstanding stock options for approximately 1,148,000 shares that had been granted under the Prior Plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

Stock Options

Stock options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant. The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant. Transactions during the nine months ended May 31, 2006 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options outstanding at August 31, 2005	1,329	$8.73
Granted	15	26.76
Exercised	(134)	7.48
Forfeited	(32)	8.48

Options outstanding at May 31, 2006	1,178	$9.11	6.56	$18,733

Options exercisable at May 31, 2006	691	$7.77	5.94	$11,917

The total intrinsic value of stock options exercised during the three months ended May 31, 2006 and 2005 totaled approximately $844,000 and $749,000, respectively. The total intrinsic value of stock options exercised during the nine months ended May 31, 2006 and 2005 totaled approximately $1,913,000 and $3,562,000, respectively. The

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

weighted average fair values per share of stock option grants were $16.08 and $6.94 for the nine months ended May 31, 2006 and 2005, respectively. As of May 31, 2006, unrecognized compensation expense related to stock options totaled approximately $2,150,000, which will be recognized over a weighted average period of 1.9 years.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Risk free interest rate	4.31%	3.92%	4.31%	3.91%
Expected life (years)	6.4	6.4	6.4	6.4
Expected volatility	58.4%	50.7%	58.4%	50.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The risk-free interest rate is based on the yield of a seven-year Treasury Note. The expected life and expected volatility are based on historical experience.

The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to stock options and this rate is based on historical experience.

Restricted Share Awards

Restricted share awards issued under the Plan generally vest ratably over five-years from the date of grant. The fair value of restricted share awards is based on the average of the closing bid and ask prices on the date of grant. The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to restricted share awards and this rate is based on historical experience. Transactions during the first nine months of fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at August 31, 2005	2	$25.36
Granted	203	24.02
Vested	(6)	19.60
Forfeited	(13)	24.40

Restricted share awards outstanding at May 31, 2006	186	$24.14

The total value of restricted shares vested during the three and nine month periods ended May 31, 2006 was $0 and $6,000, respectively. There were no restricted shares vested during the three and nine month periods ended May 31, 2005.

As of May 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $3,254,000, which will be recognized over a weighted average period of 4.1 years.

2005 Deferred Incentive Bonus Plan

Certain executives were awarded deferred incentive bonuses for fiscal year 2005. These bonuses were based on the attainment of a corporate performance target for fiscal year 2005 and vest in four equal installments. The performance target was attained for fiscal year 2005 and these bonuses are payable 50% in restricted common stock and 50% in cash with the four installments payable the first fiscal quarter of fiscal years 2006 through 2009. The payment of each installment is subject to continued employment with the Company. Approximately 6,000 in

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

restricted share awards were vested in the nine months ended May 31, 2006, related to this deferred incentive bonus plan. Cash paid in the nine months ended May 31, 2006 related to this bonus plan was approximately $149,000 and cash remaining to be paid under this bonus program was approximately $449,000.

4.	EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (“EPS”) computations for net income (in thousands, except per share amounts):

	For the three months ended May 31,
	2006			2005
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing operations:
Basic EPS	$3,733	15,006	$0.25	$3,323	14,195	$0.24
Effect of Dilutive Securities Options		429			549

Diluted EPS	$3,733	15,435	$0.24	$3,323	14,744	$0.23

Discontinued Operations:
Basic EPS	$(17)	15,006	$0.00	$170	14,195	$0.01
Effect of Dilutive Securities Options		429			549

Diluted EPS	$(17)	15,435	$0.00	$170	14,744	$0.01

Total:
Basic EPS	$3,716	15,006	$0.25	$3,493	14,195	$0.25
Effect of Dilutive Securities Options		429			549

Diluted EPS	$3,716	15,435	$0.24	$3,493	14,744	$0.24

	For the nine months ended May 31,
	2006			2005
	Net Income Numerator	Shares Denominator	Per Share Amount	Net Income Numerator	Shares Denominator (1)	Per Share Amount (1)
Continuing operations:
Basic EPS	$8,609	14,954	$0.57	$8,964	12,158	$0.74
Effect of Dilutive Securities Options		471			443

Diluted EPS	$8,609	15,425	$0.56	$8,964	12,601	$0.71

Discontinued Operations:
Basic EPS	$(34)	14,954	$0.00	$589	12,158	$0.05
Effect of Dilutive Securities Options		471			443

Diluted EPS	$(34)	15,425	$0.00	$589	12,601	$0.05

Total:
Basic EPS	$8,575	14,954	$0.57	$9,553	12,158	$0.79
Effect of Dilutive Securities Options		471			443

Diluted EPS	$8,575	15,425	$0.56	$9,553	12,601	$0.76

(1)	Number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

During the three and nine months ended May 31, 2006 and 2005, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter. The computation for the three months ended May 31, 2006 excluded 15,000 shares subject to options, with an exercise price of $26.76. The computation for the nine months ended May 31, 2006 excluded an average of 12,253 shares subject to options, with an exercise price of $26.76. For the three and nine months ended May 31, 2005, there were no options to acquire common stock which had an exercise price that was greater than the average market price of the common shares, and accordingly, all options were included in the computation of diluted earnings per share.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

5.	ACQUISITIONS/DIVESTITURES AND ENTRY INTO LONG-TERM OPERATING LEASE AGREEMENT

Lighthouse Care Center, LLC/Focus Healthcare, LLC

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC. Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina. Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio. The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and will be considered a single operating facility going forward. Additionally, the Company acquired a facility from Lighthouse which is expected to begin operations during the first fiscal quarter of 2007. The facilities have a combined total licensed capacity of 512 beds. The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006. The aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $98.6 million and was financed under the Company’s existing credit facility. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.

The following unaudited proforma financial information gives effect to the acquisition of Lighthouse Care Center/Focus Healthcare as if they were owned on September 1, 2004 and 2005:

	Three months ended May 31,		Nine months ended May 31,
	2006	2005	2006	2005
Revenue	$76,953	$64,762	$219,763	$181,508

Net Income	$3,650	$3,749	$7,779	$8,331

Earnings per common share:
Basic	$0.24	$0.26	$0.52	$0.69

Diluted	$0.24	$0.25	$0.50	$0.66

Kingwood Pines Hospital

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas. Kingwood Pines Hospital is owned, operated and managed by SHC-KPH, LP, a Texas limited partnership. Signet Health Corporation, a Texas Corporation, owned a 99.9% limited partnership interest in SHC-KPH, LP. Kingwood Pines Hospital, LLC, a Texas limited liability company owned a 0.01% general partnership interest in SHC-KPH, LP. The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner. As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership. The limited partner interest purchase agreement was by and among Signet Health Corporation, a Texas corporation, as Seller, HHC Kingwood Investment, LLC, a Delaware limited liability company, as Purchaser, and SHC-KPH, LP, a Texas limited partnership. The membership purchase agreement was by and among Jerry G. Browder as Seller, Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as Purchaser, and Kingwood Pines Hospital, LLC, a Texas limited liability company. Simultaneously with the transaction, SHC-KPH, LP acquired ownership of the real property and related assets of the hospital. The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

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

Friends Hospital

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization and the joint venture acquired Friends Hospital located in Philadelphia, Pennsylvania. Prior to the acquisition, Friends hospital was owned by the Thomas Scattergood Behavioral Health Foundation. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation, is a 20% member of the joint venture. The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. The Company has spent approximately $1.3 million on capital expenditures for Friends from the acquisition date through May 31, 2006. The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture. The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction. The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Friends Hospital consists of a 192-bed behavioral health hospital and a 27-bed adult residential treatment center.

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

ProCare One Nurses

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note was non-interest bearing in the amount of $2.1 million and was paid in February 2006, and the other promissory note is in the amount of $2.0 million payable quarterly over three years, bearing interest at the prime rate. The tangible assets and assumed liabilities included in the sale were approximately $2,445,000 and $45,000, respectively. The promissory notes received were recorded by the Company at the estimated net realizable value over the term of the instruments, including a reserve totaling approximately $667,000 that is based on management’s assessment of ultimate collectibility. The Company recognizes interest income during the period in which the interest is earned and reflects any unpaid interest due as a receivable.

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

6.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at May 31, 2006 and August 31, 2005 (in thousands):

	May 31, 2006	August 31, 2005
Land	$16,540	$4,318
Buildings	74,604	42,246
Computer Hardware	2,934	3,282
Computer Software	3,732	2,274
Furniture and Fixtures	5,769	4,052
Equipment	3,068	2,639
Transportation (Vehicles)	834	115
Work-in-process	2,116	1,226
Leasehold Improvements	700	182

	110,297	60,334

Less Accumulated Depreciation	10,673	8,636

	$99,624	$51,698

Increases in property and equipment during the year are primarily a result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and the 8 Focus/Lighthouse hospitals during the second and third quarters of 2006 and described in Note 5 elsewhere herein. During the period ended May 31, 2006, the Company sold the prior NSC building for approximately $3.7 million. The building and related furniture and equipment had a net book value of approximately $3.6 million and the net sales price received after transaction costs was approximately $3.4 million. The Company recognized a loss on the sale of approximately $192,000. Additionally, the Company has had capital expenditures for leasehold improvements and furniture & equipment on the new NSC building of approximately $1.5 million during the period ended May 31, 2006.

Depreciation expense for the three months ended May 31, 2006 and 2005 totaled approximately $1,273,000 and $552,000, respectively. Depreciation expense for the nine months ended May 31, 2006 and 2005 totaled approximately $3,252,000 and $1,655,000, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At May 31, 2006, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $42,447,000. The indefinite life assets were comprised of certificates of need ($38,665,000) acquired as part of the acquisition of River Park and the Focus/Lighthouse acquisitions, trade names ($2,986,000) acquired as part of the Poplar Springs, Friends, River Park, Copper Hills, Kingwood Pines and Focus/Lighthouse acquisitions, and the recorded value of the Knox Keene license ($796,000), acquired as part of a previous acquisition. The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization. Amortization of recorded values for contracts and non-compete agreements for the three months ended May 31, 2006 were approximately $200,000 and $15,000, and $172,000 and $39,000 for the three

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

months ended May 31, 2005, respectively. Amortization of recorded values for contracts and non-compete agreements for the nine months ended May 31, 2006 were approximately $614,000 and $45,000, and $612,000 and $118,000 for the nine months ended May 31, 2005, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining three months in the 2006 fiscal year and for the four succeeding fiscal years and thereafter (in thousands):

Three months ending August 31, 2006	$211
For the year ending August 31, 2007	821
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the years ending August 31, 2010 and thereafter	159

$2,310

The following tables set forth by business service group of the Company, as described in Note 11 elsewhere herein, the amounts of goodwill and certain indefinite life intangible assets as of August 31, 2005 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amounts of such goodwill and certain indefinite life intangible assets during the nine months ended May 31, 2006.

(in thousands)	Hospital Services	Contract Management Services	EAP Services	Consolidated
Goodwill as of August 31, 2005	$14,614	$18,545	$41,069	$74,228
Goodwill acquired during the period (1)	28,816	—	—	28,816
Goodwill adjusted during the period (2)	587	—	—	587

Goodwill as of May 31, 2006	$44,017	$18,545	$41,069	$103,631

(1)	Goodwill acquired during the period is comprised of $2.3 million related to the Copper Hills acquisition, $5.4 million related to the Kingwood Pines acquisition, and $21.1 million related to the Focus/Lighthouse acquisition. This is a preliminary allocation and adjustments may be made in future periods for additional legal and other costs related to the acquisitions.
(2)	Goodwill adjusted during the period relates to the Poplar Springs and River Park Hospitals. The purchase agreement associated with the acquisition of Poplar Springs Hospital provides for additional variable payments in future years based on the future performance of the facilities. The second payment, which was recorded as additional goodwill, was made during the third quarter ended May 31, 2006 in the amount of $422,000. The remaining goodwill adjusted during the period relates to purchase price adjustments for legal fees and other costs associated with the purchase of River Park Hospital, which was acquired effective August 1, 2005.

(in thousands)	Hospital Services	Contract Management Services	EAP Services	Consolidated
Indefinite life intangible assets as of August 31, 2005	$3,091	$—	$796	$3,887
Indefinite life intangible assets acquired during the period (3)	38,560	—	—	38,560

Indefinite life intangible assets as of May 31, 2006	$41,651	$—	$796	$42,447

(3)	Indefinite Life Intangible Assets acquired during the period are comprised of $216,000 related to the Copper Hills acquisition, $122,000 related to the Kingwood Pines acquisition and $38.2 million related to the Focus/Lighthouse acquisition.

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter. As a result of the May 31, 2006 impairment testing, no impairment adjustments were deemed necessary.

8.	LONG-TERM DEBT

At May 31, 2006, the Company had approximately $106.0 million outstanding under its revolving credit facility as a result of the acquisitions closed during the current fiscal year as described in Note 5, elsewhere herein. Additionally, the Company assumed a HUD loan of approximately $7.1 million in connection with the Focus – Delaware acquisition during the quarter and the principal balance at May 31, 2006 was approximately $7.0 million.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The loan is a fixed rate loan with an interest rate of 6.99%, has a remaining term of approximately 30 years with required monthly payments of principal and interest. The Company had no long-term debt outstanding as of August 31, 2005.

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions). The bank participants under the credit facility are JPMorgan Chase Bank (which also acts as the agent); Bank of America, N.A.; Wells Fargo Bank Texas; Key Bank, National Association; Wachovia Bank, National Association; and Amegy Bank, National Association. Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions discussed in Note 5 “Acquisitions”. This amendment modified certain fee schedules and certain covenants of the Company’s existing credit facility. Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank. Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.

At May 31, 2006, $63.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations. The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined. The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company. The weighted average interest rate on the revolving credit facility for the quarter ended May 31, 2006 was approximately 7.04%. The revolving credit facility, as amended, is available for acquisitions and working capital purposes and matures on May 31, 2010.

9.	COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases. The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

Three months ending August 31, 2006	$911
For the year ending August 31, 2007	3,696
For the year ending August 31, 2008	3,090
For the year ending August 31, 2009	2,653
For the years ending August 31, 2010 and thereafter	17,342

$27,692

Rent expense for the three months ended May 31, 2006 and 2005 totaled approximately $1,076,000 and $777,000, respectively. Rent expense for the nine months ended May 31, 2006 and 2005 totaled approximately $2,328,000 and $2,382,000, respectively. The 2005 amounts exclude rent expense related to ProCare One Nurses, which has been reclassified into discontinued operations.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payments under the leases by $10.8 million.

The Company began leasing and occupying their new 80,000 square foot National Support Center facility in April 2006. The term of the lease agreement is ten (10) years with two five year renewal options. The lease increased the total minimum rental payments under the leases by $11.9 million.

The above minimum rental payments do not take into account approximately $301,000 of expected receipts for two sublet clinic locations in Florida, one sublet office location in Pennsylvania, and one sublet office location in Tennessee resulting from the reorganization and centralization of the Company’s EAP Services group.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience. Accrual reserves and the associated expenses are recorded in the condensed consolidated financial statements. In estimating the liability for some of the claims, the Company obtains estimates from third party actuarial firms.

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path. The parties are in discovery proceedings and no trial date has been set. As of May 31, 2006, there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs and the measure of damages that will be asserted by the plaintiffs. Thus, an estimate of the possible loss, if any, cannot be made at this time.

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California. The relators served the complaint in November 2004. The United States Department of Justice had previously declined to intervene in the lawsuit. Thereafter, Vicki Weatherford withdrew as a plaintiff. The complaint alleges primarily that certain patients were improperly admitted to a hospital gero-psychiatry program managed by the Company at the hospital. The complaint seeks to recover amounts allegedly over billed to Medicare as a result. Discovery proceedings have recently commenced in the case and the case has been set for trial in February 2007. Since discovery proceedings have only recently commenced and the plaintiffs might further amend the complaint after discovery, the scope of the alleged damages is still uncertain. Thus, an estimate of the possible loss, if any, cannot be made at this time.

During the fiscal quarter ended May 31, 2006, the Company settled the lawsuit styled Jeanine Phillips, on behalf of herself and all others simultaneously situated v. ProCare One Nurses, LLC, Obstetrical Nurses, Inc. and Horizon Health Corporation, Case Number 030000425, pending in the Superior Court of the State of California for the County of Orange. The settlement must be preliminarily approved by the trial court which is expected to occur in the fourth fiscal quarter and must be finally approved by the trial court after notices of the settlement have been sent to all class participants. In addition, the Company also settled an indemnity claim it had asserted against the prior owner of ProCare One Nurses, LLC. The reserve the Company had established for potential liability in the case is adequate to cover the amount of the settlement.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock. As of May 31, 2006, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect.

As of June 15, 2005, all of the treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan that was previously in effect, and in connection with the two-for-one stock split on June 15, 2005. The above share amounts have not been adjusted related to the two-for-one stock split on June 15, 2005, as it was not applicable to treasury shares. Subsequent to that date, 14,483 shares were surrendered to the Company and were retained in treasury at May 31, 2006. No treasury stock was issued during the nine months ended May 31, 2006.

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

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following schedule represents revenues, operating results and total assets for the periods indicated by operating segment (in thousands):

	(A)	(B)	(C)	(D)
	Hospital Services	Contract Management Services	EAP Services	Other	Eliminations	Consolidated
For the three months ended May 31, 2006
Revenues, net	$48,055	$21,718	$6,430	$38	$—	$76,241
Intercompany Revenues	—	16	165	—	(181)	—
Cost of Services	39,068	13,697	5,092	—	(181)	57,676
EBITDA (E)	6,893	7,651	1,280	(5,791)	—	10,033
Total Assets	218,668	130,759	46,926	39,055	(123,431)	311,977

For the three months ended May 31, 2005
Revenues, net	$16,110	$25,554	$12,106	$35	$—	$53,805
Intercompany Revenues	—	11	77	—	(88)	—
Cost of Services	12,470	16,793	11,609	—	(89)	40,783
EBITDA (E)	2,898	8,038	21	(4,598)	1	6,360
Total Assets	47,144	127,929	47,497	53,680	(95,677)	180,573

For the nine months ended May 31, 2006
Revenues, net	$110,816	$67,580	$20,754	$125	$—	$199,275
Intercompany Revenues	—	45	322	—	(367)	—
Cost of Services	94,390	44,182	15,827	—	(367)	154,032
EBITDA (E)	12,135	22,646	3,929	(17,609)	—	21,101
Total Assets	218,668	130,759	46,926	39,055	(123,431)	311,977

For the nine months ended May 31, 2005
Revenues, net	$37,399	$75,615	$37,664	$125	$—	$150,803
Intercompany Revenues	—	22	252	—	(274)	—
Cost of Services	29,176	50,550	34,034	(100)	(288)	113,372
EBITDA (E)	6,266	22,478	2,190	(12,548)	14	18,400
Total Assets	47,144	127,929	47,497	53,680	(95,677)	180,573

(A)	Hospital Services provides behavioral health services through the Company’s owned and leased behavioral healthcare facilities.
(B)	Contract Management Services provides behavioral health and physical rehabilitation contract management services to acute care hospitals.
(C)	EAP Services provides employee assistance programs primarily to employers.
(D)	The amounts in the column entitled “Other” represent revenue and expenses associated with the Company’s primary general and administrative costs, i.e., expenses associated with the corporate offices and National Support Center located in the Dallas suburb of Lewisville, Texas which provides management, financial, human resources, and information system support for the Company and its subsidiaries. Also included in Other are the assets of ProCare One Nurses, which was classified as discontinued operations effective with its sale on August 29, 2005.
(E)	EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three and nine months ended May 31, 2006 and 2005, EBITDA is calculated as follows:

	For the three months ended May 31,		For the nine months ended May 31,
	2006	2005	2006	2005
Income before income taxes	$6,307	$5,457	$14,257	$14,707
Depreciation & amortization	1,488	763	3,911	2,385
Interest, net	2,238	140	2,933	1,308

EBITDA	10,033	6,360	21,101	18,400

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

12.	EAP SERVICES REORGANIZATION AND RELATED IMPAIRMENTS

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

During the year ended August 31, 2005, the Company recorded approximately $1,612,000 in real estate lease expense and termination costs primarily associated with the recording of the remaining operating lease obligations associated with its Philadelphia and Nashville offices. Also, during the year ended August 31, 2005, the Company recorded an asset impairment charge of approximately $1,015,000 related to the write-down to fair market value of the Company’s National Support Center. The Company consolidated its National Support Center offices with its primary EAP Services call center operations into its new National Support Center building in April 2006. In addition during the year ended August 31, 2005, the Company incurred approximately $612,000 in employee costs related to severance and retention bonuses associated with the termination of employees at its affected locations, $197,000 in employee relocation costs to its new service center, and approximately $491,000 in duplicate salary costs in redundant service center locations during the training phase. At August 31, 2005, the company recorded a liability of approximately $504,000 for the remaining administrative costs associated with the remaining obligations for the terminated managed behavioral health at-risk contracts. Finally, the Company recorded approximately $182,000 in miscellaneous other costs primarily associated with travel and the moving of company files out of affected locations. At August 31, 2005, the reorganization was essentially complete.

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

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

	EAP Services	Other	Total
Balance as of August 31, 2005	$2,192	$89	$2,281
Change in accruals for the nine months ended May 31, 2006:
Real estate lease expense and termination costs	(62)	—	(62)
Employee severance and retention bonus costs	(33)	—	(33)
Employee relocation costs	(43)	—	(43)
Costs associated with termination of MBH at-risk contracts	(36)	—	(36)
Miscellaneous other costs	(51)	—	(51)

Cash payments for the nine months ended May 31, 2006:
Real estate lease expense and termination costs	$(728)	$—	$(728)
Employee severance and retention bonus costs	(220)	—	(220)
Employee relocation costs	(84)	—	(84)
Employee training and redundant staffing costs	(10)	—	(10)
Costs associated with termination of MBH at-risk contracts	(315)	(89)	(404)
Miscellaneous other costs	(2)	—	(2)

Total	$(1,584)	$(89)	$(1,673)

Balance as of May 31, 2006	$608	$—	$608

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclosure Regarding Forward Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements. Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, which should be reviewed separately. Such risks include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s management services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability to consummate future acquisitions; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements. See the captioned “Risk Factors” section presented in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, incorporated herein by reference, for a more detailed description of risk factors. These forward-looking statements represent the estimates and assumptions of management only as of the date of this report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At May 31, 2006, the Company owned/leased fifteen behavioral health care facilities with approximately 1,549 licensed beds in 11 states. The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80	April 1, 2004
Poplar Springs Hospital	Petersburg, VA	187	June 1, 2004
Laurelwood Hospital	Willoughby, OH	160	January 1, 2005
Friends Hospital	Philadelphia, PA	219	July 1, 2005
River Park Hospital	Huntington, WV	187	August 1, 2005
Copper Hills Youth Center	West Jordan, UT	126	January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78	January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	78	February 1, 2006
Focus Healthcare of Georgia	St. Simmons Island, GA	101	February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106	February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42	February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104	February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	— (1)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28	February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	53	April 1, 2006

(1)	The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition, however, it is currently undergoing renovations and is planned to be in operation in September 2006.

Additionally, Horizon had 93 behavioral health program management contracts and 27 physical rehabilitation program management contracts with acute care hospitals located in 34 states; 109 CQI+ mental health outcomes measurement contracts; and 970 contracts to provide employee assistance program services covering approximately 4.5 million lives.

The Company’s primary growth strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities. During fiscal year 2004, the Company acquired two hospital facilities and acquired/leased three additional facilities during fiscal year 2005. During the quarter ended February 28, 2006, the Company acquired nine additional behavioral health facilities. During the quarter ended May 31, 2006, the Company closed on the acquisition of one additional behavioral health facility. See Note 5, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein for a further discussion of these acquisitions. The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, strengthening referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

The Company also plans to maintain its position as the leader (based on market share) in the contract management of behavioral health programs and enhance its position in the contract management of physical rehabilitation programs. A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. In addition, the Company capitalizes on its expertise in managing the delivery of behavioral health services by directly offering employee assistance programs to employers. The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to employers and to their respective employees.

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

Revenues

Hospital Services

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 1,549 licensed beds in 11 states.

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

The Balanced Budget Refinement Act of 1999 mandated that a PPS for inpatient psychiatric services be developed and implemented for CMS. On November 15, 2004, CMS adopted final rules for the psychiatric inpatient PPS. The PPS rules are effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period. The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments. The per diem rate has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service Emergency Departments (“ED’s”). In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and decreases from day 11 until the conclusion of the patient’s stay. The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis. The new PPS rules have stop loss protection against significant decreases in reimbursement for cost reporting years beginning in calendar year 2005. The PPS rules stated that the PPS would receive its first update effective July 1, 2006. On May 9, 2006 CMS published the final update rules to the psychiatric hospital PPS effective July 1, 2006. The final rules increase the inpatient psychiatric PPS base payment rate by 3.3% for discharges beginning on or after July 1, 2006 and direct the use of the Core Based Statistical Area labor market definitions for determining the wage index adjustment. The patient specific adjustments for age, diagnosis and comorbid conditions are not changed under the final rules. Additionally, the 17% rural hospital adjustment factor and the per diem adjustment factors were not changed. However, some hospitals previously classified as a rural hospital could be classified as an urban hospital under the CBSA based wage index, therefore losing the 17% rural hospital adjustment but obtaining an increase in their wage index adjustment. The Company believes that the new PPS rules will not have a material significant adverse effect on its owned free standing behavioral health hospitals. The Company cannot be definitive about the overall future effect of the new PPS rules, which could have a material adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year or thereafter.

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

On May 15, 2006 CMS published the inpatient rehabilitation facility fiscal year 2007 proposed rule which would be effective for discharges occurring on or after October 1, 2006. The proposed rule, through a number of adjustments, effectively increases the CMG standard amount by 1.5%. The proposed rule also updates the comorbidity list to correspond with the current ICD-9 National Coding Guidelines and updates the Case-Mix Group (CMG) relative weights. The Company believes that the proposed rule would not have a material adverse effect on its contract management business overall. The Company cannot be definitive about the overall future effect of the new inpatient rehabilitation facility rules, which could have an adverse effect on the contract management business for physical rehabilitation units in the 2006 cost reporting year or thereafter.

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

SUMMARY STATISTICAL DATA

	Quarter ended May 31, 2006 (1)	Quarter ended February 28, 2006 (2)	Quarter ended November 30, 2005	Year ended August 31, 2005 (3)	Year ended August 31, 2004 (4)
Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (in thousands)	$48,055	$34,722	$28,039	$60,578	$10,069
Number of facilities at period end	15	14	5	5	2
Licensed Beds	1,549	1,496	833	833	267
Weighted average available beds	1,376	958	700	363	177
Patient days	96,454	64,203	45,114	100,396	19,639
Admissions	5,844	4,099	3,437	6,745	1,041
Average length of stay	16.5	15.7	13.1	14.9	18.9
Revenue per patient day	$498	$541	$622	$603	$513
% Occupancy based on weighted average available beds	76.2%	74.5%	70.8%	75.8%	72.5%
EBITDA Margin (5)	16.2%	9.1%	10.1%	14.5%	19.4%
EBITDAR Margin (5)	17.5%	10.6%	11.5%	16.3%	20.4%

Same Facility Results:
Net revenues (in thousands)	$15,313	$8,638	$8,682	$35,347	—
Number of facilities at period end	3	2	2	2	—
Licensed beds	427	275	275	267	—
Available beds	365	249	249	241	—
Patient days	24,724	17,374	16,870	70,282	—
Admissions	1,621	816	848	3,231	—
Average length of stay	15.3	21.3	19.9	21.8	—
Revenue per patient day	$619	$497	$515	$503	—
Occupancy based on weighted average available beds	73.6%	77.5%	74.5%	79.9%	—
EBITDA Margin (5)	22.4%	22.0%	22.8%	19.7%	—
EBITDAR Margin (5)	24.4%	22.5%	23.4%	20.6%	—

EAP Covered lives (in thousands)	4,472	4,326	4,163	4,244	3,569

Number of Contract Locations (6):
Contract locations in operation	114	115	119	123	132
Contract locations signed and unopened	6	8	11	12	8

Total contract locations	120	123	130	135	140

(1)	In the quarter ended May 31, 2006, the Company operated the Focus Healthcare of Delaware facility for two months. All other facilities were operated for the full quarter.
(2)	In the quarter ended February 28, 2006, the Company operated Copper Hills Youth Center for two months, Kingwood Pines Hospital for 1 1/2 months and six Lighthouse/Focus facilities for one month. All other facilities were operated for the full quarter.
(3)	In fiscal year 2005, the Company operated Michiana Behavioral Health Center and Poplar Springs Hospital for the full year, Laurelwood Hospital for eight months, Friends Hospital for two months, and River Park Hospital for one month.
(4)	In fiscal year 2004, the Company operated Michiana Behavioral Health Center for five months and Poplar Springs Hospital for three months.
(5)	See Note 11, “Segment Information” in the notes to the condensed consolidated financial statements for a definition of EBITDA and a reconciliation to income before income taxes for the three and nine months ended May 31, 2006 and 2005. EBITDAR is a presentation of “earnings before interest, taxes, depreciation, amortization, and rent.” The calculation of EBITDA and EBITDAR for the Hospital Services Division presented above does not include an allocation for corporate overhead expenses. For the periods presented above, EBITDA and EBITDAR are calculated as follows:

	For the quarter ended			For the fiscal years ended August 31,
	May 31, 2006	February 28, 2006	November 30, 2005	2005	2004
EBITDA	$6,893	$2,656	$2,586	$7,929	$1,942
Hospital Division Overhead	910	500	236	883	11

Adjusted EBITDA	7,803	3,156	2,822	8,812	1,953
Rent	623	519	410	1,038	98

EBITDAR	$8,426	$3,675	$3,232	$9,850	$2,051

(6)	Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and nine months ended May 31, 2006 and 2005, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, covered lives and licensed beds at the end of each period.

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of Services	75.6%	75.8%	77.3%	75.2%
Selling, general and administrative	8.7%	11.1%	10.2%	11.2%
Provision for doubtful accounts	2.5%	1.3%	1.9%	1.4%
Depreciation and amortization	2.0%	1.4%	2.0%	1.6%

Operating Income	11.2%	10.4%	8.6%	10.6%

Interest and other income (expense), net	(2.9)%	(0.2)%	(1.5)%	(0.9)%

Income before income taxes, minority interest and discontinued operations	8.3%	10.2%	7.1%	9.7%

Income tax provision	3.3%	4.0%	2.8%	3.8%

Minority Interest, net	0.1%	0.0%	0.0%	0.0%

Income from continuing operations	4.9%	6.2%	4.3%	5.9%

(Loss) income from discontinuing operations, net	(0.0)%	0.3%	0.0%	0.4%

Net income	4.9%	6.5%	4.3%	6.3%

Number of management contracts, end of quarter:
Contract locations in operation	114	126
Contract locations signed and unopened	6	13

Total contract locations	120	139

EAP Covered lives (000’s), end of period	4,472	4,018

Licensed Beds	1,549	427

Three Months Ended May 31, 2006 Compared to the Three Months Ended May 31, 2005

Revenue. Total revenue between the quarters increased $22.4 million or 41.7%. Revenue associated with hospital services increased by $31.9 million or 198.3%, revenue associated with contract management services decreased $3.8 million or 15.0% and revenue associated with EAP services decreased $5.6 million or 45.9%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $31.9 million, or 198.3%, between the quarters. The increase in revenue is primarily the result of the acquisitions of Friends Behavioral Health System and River Park Hospital in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $3.8 million or 15.0% between the quarters. This decrease was primarily due to the decline in the average number of contract locations in operation from 126.4 for the three months ended May 31, 2005 to 115.0 for the three months ended May 31, 2006. Additionally, $1.2 million of the $3.8 million decrease was caused by a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $5.6 million, or 45.9% between the quarters. This decrease was primarily attributable to a decrease in revenue related to the termination of all the managed behavioral health at-risk contracts which was implemented as a part of the reorganization of the EAP Services group.

Cost of Services. Total cost of services provided between the quarters increased $16.9 million, or 41.4%. Cost of services provided associated with hospital services increased by $26.6 million or 213.3%, cost of services provided associated with contract management services decreased $3.1 million or 18.4% and cost of services provided associated with EAP services decreased $6.5 million or 56.1%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $26.6 million between the quarters. The increase is primarily the result of the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Cost of services provided associated with contract management services decreased $3.1 million, or 18.4%, between the quarters. The decrease was primarily attributable to a decline in the average number of contract management locations in operation from 126.4 for the three months ended May 31, 2005 to 115.0 for the three months ended May 31, 2006. Additionally, a decrease of $1.1 million is primarily due to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in revenue (see “Revenue”).

EAP Services

Cost of services provided associated with EAP services decreased $6.5 million, or 56.1% between the quarters. A decrease of approximately $1.6 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005. An additional decrease of $4.5 million in medical claims related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization. As a result of the consolidation of the regional call centers to Texas, rent expense decreased approximately $368,000 between the quarters.

Selling, General and Administrative. Total selling, general, and administrative expenses increased $653,000, or 11.0%, between the quarters. Salaries and benefits increased approximately $178,000 primarily due to an increase of $590,000 related to stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005, which was partially offset by a decrease in bonus accruals, salaries, wages and vacation accruals of approximately $412,000. Audit and accounting fees increased $201,000 primarily due to an increase associated with the fiscal year 2006 audit and Sarbanes-Oxley compliance efforts as a result of the new hospital facilities acquired. General insurance increased $211,000 due to a significant increase in the liability premiums for fiscal year 2006. Rent and associated operating expenses increased $301,000 due to the occupation of the new NSC building in April 2006. These increases were offset by a decrease in consulting of $147,000 primarily due to a decrease in Sarbanes-Oxley consulting fees incurred during the current year quarter.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $1.9 million for the three months ended May 31, 2006, as compared to a net expense of $716,000 for the three months ended May 31, 2005, an increase of $1.2 million. The increase for the three months ended May 31, 2006 was primarily due to an increase of approximately $1.5 million related to the acquisitions of 12 free standing behavioral health hospitals, as detailed in Note 5 to the condensed consolidated financial statements. An increase of approximately $253,000 relates to reserves recorded for the untimely payment of invoices at one behavioral health contract location. These increases were partially offset by a recovery of $356,000 related to the reversal of bad debt as a result of a legal settlement relating to one physical rehabilitation contract location and a decrease of $100,000 primarily due to the reversal of bad debt at one behavioral health contract location.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $725,000 or 95.0% between the quarters. An increase in depreciation expense of approximately $642,000 is primarily attributable to the addition of the facilities associated with Friends Hospital, River Park Hospital, Copper Hills Youth Center, Kingwood Pines Hospital and the eight Focus/Lighthouse Hospitals.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the three months ended May 31, 2006, resulted in a net expense of $2.2 million as compared to a net expense of $140,000 for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of approximately $1.8 million related to the increase in the weighted average principal balance outstanding under the credit facility and an increase in the weighted average interest rate between the quarters. The weighted average outstanding credit facility balance for the three months ended May 31, 2006 was approximately $106.3 million with an ending balance of $106.0 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $5.9 million with no debt outstanding at May 31, 2005. The weighted average interest rates for the credit facility for the quarters ended May 31, 2006 and 2005 were approximately 7.0% and 4.7%, respectively. In addition, the Company recorded a loss on the sale of the Company’s National Support Center and related property and equipment of approximately $192,000 during the quarter ended May 31, 2006.

Income Tax Expense. Income tax expense for the three months ended May 31, 2006 was $2.5 million representing an increase of $339,000, or 15.9%, as compared to income tax expense of $2.1 million for the three months ended May 31, 2005. The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings. The effective tax rates for the three-month periods ended May 31, 2006 and 2005 were 39.2% and 39.1%, respectively.

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

Nine Months Ended May 31, 2006 Compared to the Nine Months Ended May 31, 2005

Revenue. Total revenue between the periods increased $48.5 million or 32.1%. Revenue associated with hospital services increased by $73.4 million or 196.3%, revenue associated with contract management services decreased $8.0 million or 10.6% and revenue associated with EAP services decreased $16.8 million or 44.4%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $73.4 million, or 196.3%, between the periods. The increase in revenue was attributable to the operations of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005, the acquisitions of Friends Behavioral Health System and River Park Hospital in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $8.0 million, or 10.6% between the periods. This decrease was primarily due to the decline in the average number of contract management locations in operation from 127.9 for the nine months ended May 31, 2005 to 117.8 for the nine months ended May 31, 2006. Additionally, $2.7 million of the $8.0 million decrease was attributable to a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $16.8 million, or 44.4% between the periods. This decrease was primarily attributable to a decrease in revenue of approximately $18.1 million, which related to the termination of the managed behavioral health at-risk contracts and the discontinuance of the Florida clinic operations on December 31, 2004, both of which were implemented as a part of the reorganization of the EAP Services group. This decrease was partially offset by an increase in ongoing EAP contract revenue, of which $1.5 million is related to a significant increase in the number of covered lives under one EAP contract.

Cost of Services. Total cost of services provided between the periods increased $40.7 million, or 35.9%. Cost of services provided associated with hospital services increased by $65.2 million or 223.5%, cost of services provided associated with contract management services decreased $6.4 million or 12.6% and cost of services provided associated with EAP services decreased $18.2 million or 53.5%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $65.2 million between the periods. The increase was the result of the operations of Laurelwood Hospital beginning in the second fiscal quarter of 2005, the acquisitions of Friends and River Park Hospitals in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Cost of services provided associated with contract management services decreased $6.4 million, or 12.6%, between the periods. The decrease was primarily due to a decline in the average number of contract management locations in operation from 127.9 for the nine months ended May 31, 2005 to 117.8 for the nine months ended May 31, 2006. Additionally, a decrease of $2.7 million is primarily attributable to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in revenue (see “Revenue”).

EAP Services

Cost of services provided associated with EAP services decreased $18.2 million, or 53.5% between the periods. A decrease of approximately $5.1 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005, and the discontinuance of the Florida clinic operations on December 31, 2004. An additional decrease of $12.9 million in medical claims related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization. Printing costs increased $338,000 between the periods as a result of the production of contractually required materials for new and renewing clients. As a result of the closure of the Florida clinic operations and the consolidation of the regional call centers to Texas, rent expense decreased approximately $1.2 million between the year-to-date periods.

Selling, General and Administrative. Total selling, general, and administrative expenses increased $3.5 million, or 20.6%, between the periods. Salaries and benefits increased $1.7 million primarily due to approximately $1.6 million in stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005. Audit and accounting fees increased $609,000 due to the additional costs associated with the FY06 audit and Sarbanes-Oxley compliance efforts primarily as a result of the new hospital facilities acquired. General insurance increased $608,000 due to a significant increase in the liability premiums for fiscal year 2006. Rent and associated operating expenses increased $301,000 due to the occupation of the new NSC building in April 2006.

Provision for Doubtful Accounts. The provision for doubtful accounts was a net expense of $3.7 million for the nine months ended May 31, 2006, as compared to a net expense of $2.1 million for the nine months ended May 31, 2005, an increase of $1.6 million. The increase in net expense for the nine months ended May 31, 2006 was primarily due to an increase of $3.2 million related to the acquisitions of 12 free standing behavioral health hospitals, as detailed in Note 5 to the condensed consolidated financial statements. This increase was partially offset by a decrease of $532,000 due to a change in the reserve policy for the hospital division as detailed in Note 2 to the condensed consolidated financial statements, a decrease of $500,000 due to the reversal of bad debt for one behavioral health contract location resulting from a revision in the location’s existing contract, and a recovery of approximately $356,000 related to the reversal of bad debt resulting from a legal settlement at one physical rehabilitation contract location.

Depreciation and Amortization. Depreciation and amortization expense increased approximately $1.5 million or 64.0% between the periods. The increase in depreciation expense is primarily attributable to the addition of the facilities associated with Friends Hospital, River Park Hospital, Copper Hills Youth Center, Kingwood Pines Hospital and the seven Focus/Lighthouse Hospitals.

Interest and Other Income (Expense), Net. Interest expense, interest income and other income for the nine months ended May 31, 2006 resulted in a net expense of $2.9 million as compared to a net expense of $1.3 million for the corresponding period in the prior fiscal year. This net change is primarily the result of an increase in interest expense of approximately $1.6 million related to the increase in the weighted average principal balance outstanding under the credit facility between the periods partially and an increase in the weighted average interest rates between the periods. The weighted average outstanding credit facility balance for the nine months ended May 31, 2006 was approximately $48.7 million with an ending balance of $106.0 million. The weighted average outstanding credit facility balance for the corresponding period in the prior fiscal year was $26.8 million with no debt outstanding at May 31, 2005. The weighted average interest rates for the credit facility for the nine months ended May 31, 2006 and 2005 were approximately 6.9 % and 2.4%, respectively. In addition, the Company recorded a loss on the sale of the Company’s National Support Center and related property and equipment of approximately $192,000 during the period ended May 31, 2006.

Income Tax Expense. Income tax expense for the nine months ended May 31, 2006 was $5.6 million representing a decrease of $142,000, or 2.5%, as compared to income tax expense of $5.7 million for the nine months ended May 31, 2005. The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings. The effective tax rates for the nine-month periods ended May 31, 2006 and 2005 were 39.3% and 39.0%, respectively.

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

Liquidity and Capital Resources

The Company believes that its future cash flows from operations which were approximately $6.2 million for the twelve most recent months ended May 31, 2006, along with cash of approximately $3.5 million at May 31, 2006, and the availability under its credit facility will be sufficient to cover operating cash requirements and current debt obligations over the next 12 months. At May 31, 2006, $63.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.

Net cash provided by operating activities for the three and nine months ended May 31, 2006 was approximately $7.4 million and 5.4 million, respectively. Cash used in investing activities was approximately $118.3 million for the nine months ended May 31, 2006. During the second and third quarters of 2006, the Company acquired ten additional behavioral health care facilities. The total cash expenditures for these acquisitions were approximately $115.6 million and the Company’s existing credit facility was used to fund the transactions. Additionally, capital expenditures were approximately $5.6 million for the year to date. These uses of cash were partially offset by approximately $3.5 million received during the third quarter of fiscal 2006 from the sale of the Company’s prior National Support Center in Lewisville, Texas. The Company moved into its new National Support Center location during the quarter. Net cash provided by financing activities was approximately $108.3 million for the nine months ended May 31, 2006 and was primarily the result of net borrowings under the Company’s existing credit facility of approximately $106.0 million.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility. Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions mentioned in Note 5 “Acquisitions”. This First Amendment modified certain fee schedules and certain covenants of the Company under the credit facility. A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005. Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank. A copy of this agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006. Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $5.6 million for the nine months ended May 31, 2006. The Company anticipates its property and equipment expenditures to be approximately $1.0 million for the remainder of fiscal year 2006.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation. The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities. The second payment was made during the third quarter of fiscal year 2006 and was approximately $422,000. The third payment will be made during the fourth quarter of fiscal year 2006 and we are currently anticipating the amount to be approximately $850,000. The final variable payment will be made in the third fiscal quarter of 2007 and we are currently anticipating the amount to be approximately $582,000.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital. Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture. The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital. The Company has spent approximately $1.3 million on capital expenditures for Friends from the acquisition date through May 31, 2006. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company. The agreements provide for additional variable payments in future years based on the future performance of the hospital and the management company. The first payments will be made during the first quarter of fiscal year 2007 and we are anticipating the total amount to be approximately $2.6 million. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes. One promissory note in the amount of $2.1 million was paid during the quarter ended February 28, 2006. The other promissory note had an original principal balance of $2.0 million is payable quarterly over three years, bearing interest at the prime rate. We have received the first two quarterly payments during the second and third quarters of fiscal 2006. See Note 5, “Acquisitions/Divestitures and Entry Into Long-Term Operating Lease Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In its normal operations, the Company has market risk exposure to interest rates due to its interest bearing debt obligations, which were entered into for purposes other than trading purposes. To manage its exposure to changes in interest rates, the Company uses both variable rate debt and fixed rate debt of short duration with maturities ranging from 30 to 180 days. The Company has estimated its market risk exposure using sensitivity analyses assuming a 20% change in market rates.

As of May 31, 2006, the Company had $106.0 million outstanding under its revolving credit facility with a weighted average interest rate of approximately 7.04%. A hypothetical 20% change in the effective interest rate for these borrowings, assuming debt levels as of May 31, 2006, would change interest expense by approximately $1.5 million annually. This would be funded out of cash flows from operations, which were approximately $6.2 million for the twelve most recent months ended May 31, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended May 31, 2006, there were no significant developments in the Company’s legal proceedings, described under the “Legal Proceedings” caption in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005, except that the Phillips litigation has been settled as discussed in Note 9 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere herein.

ITEM 6.  EXHIBITS

(a) Exhibits.

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 24, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 6, 2006

HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT
3.1	Certificate of Incorporation of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

3.2	Amended and Restated Bylaws of the Company, as amended (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

4.1	Specimen certificate for the Common Stock, $.01 par value of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 11, 1997).

4.2	Rights Agreement, dated February 6, 1997, between the Company and American Stock Transfer & Trust Company, as Rights Agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A, Registration No. 000-22123, as filed with the Commission on February 7, 1997).

4.3	First Amendment to Rights Agreement dated April 22, 2005, by and between the Company and American Stock Transfer and Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2005).

10.1	Third Amendment to Third Amended and Restated Credit Agreement dated as of May 24, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.