Form 10-K
period 2006-08-31
HORIZON HEALTH CORP /DE/
filed 2006-11-09
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended August 31, 2006

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

Title of each class
Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b- of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant (assuming for purposes of this calculation, but without conceding, that all executive officers and directors are “affiliates” of the registrant) at February 28, 2006 (the last business day of the most recently completed second fiscal quarter) was approximately $314,850,000, based on the market price at the close of business on February 28, 2006.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value per share, as of October 23, 2006 was 15,062,113.

DOCUMENTS INCORPORATED BY REFERENCE

There is incorporated by reference in Part III of this Annual Report on Form 10-K portions of the information contained in the registrant’s proxy statement for its annual meeting of stockholders to be held on January 19, 2007.

TABLE OF CONTENTS

HORIZON HEALTH CORPORATION

PART I

ITEM 1.            BUSINESS

Unless the context otherwise requires, whenever used herein the terms “Company”, “Horizon Health” and “Registrant” refer to Horizon Health Corporation and its subsidiaries.

Disclosure Regarding Forward-Looking Statements

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Commission, press releases, conferences, or otherwise, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Such statements involve risks, uncertainties or other factors which may cause actual results to differ materially from the future results, performance or achievements expressed or implied by such forward looking statements.  Certain risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, which should be reviewed separately.  Such risks include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s management services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of behavioral health or physical rehabilitation services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability to obtain capital to fund future acquisitions; the ability to consummate future acquisitions; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements.  These forward-looking statements represent the estimates and assumptions of management only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

General Overview

Horizon Health is a health care services provider with a focus on its core competency of behavioral health clinical services.  There was one significant change to the structure of the reportable service groups during the first quarter of fiscal year 2006.  The behavioral health and physical rehabilitation contract management businesses have been consolidated into one service group, contract management services.  Therefore, the Company’s reportable service groups are: (1) Hospital Services (2) Contract Management Services, and (3) Employee Assistance Program Services (“EAP Services”).  For the year ended August 31, 2006, the revenues of such business service groups constituted 58%, 32%, and 10%, respectively, of the total revenues of the Company from continuing operations.  See Note 15 “Segment (Service Group) Information” in the notes to the consolidated financial statements of the Company included elsewhere herein for financial information regarding the business segments (service groups) of the Company.

During fiscal year 2005 and prior, the Company offered, on an at risk basis, managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group.  As of August 31, 2005, all contracts for managed behavioral healthcare services on an at-risk basis were terminated.  See Note 16 “EAP Services Reorganization and Related Impairments” to the Consolidated Financial Statements of the Company included elsewhere herein this document.

As a result of recent changes in reimbursement under federal health care programs for both behavioral health and physical rehabilitation services, the Company may experience adverse consequences in its contract management business.  At this time, however, we cannot meaningfully predict the ultimate impact that reimbursement changes may have on the facilities it owns, the programs it currently manages, or on its ability to obtain new management contracts.  See “Government Regulation” – “Medicare and Medicaid; Reimbursement for Services” elsewhere herein regarding Medicare statutes, hospital reimbursement systems and related recent changes.

The Company was incorporated in 1989 and is the successor to Horizon Mental Health Management, Inc., incorporated in 1981, which began the development and contract management of behavioral health treatment programs for acute care hospitals.  The Company’s national support center is located at 2941 S. Lake Vista Drive, Lewisville, Texas, 75067.  The telephone number is (972) 420-8200. The Company’s Form 10-Q’s and Form 10-K can be obtained free of charge through the Company’s website at www.horizonhealth.com.

The Company has indicated that it will focus future growth, both internal and through acquisitions, primarily in the area of behavioral health clinical services.

Recent Developments

On October 6, 2006, the Company announced that it has engaged UBS Securities, LLC to assist the Board of Directors in evaluating the assets and operations of the Company in order to review possible alternative strategies to achieve greater shareholder value.  These alternatives may include a complete or partial sale of the Company, a merger, or a decision to take no action at this time.  No assurance can be given that any transaction will be pursued or, if a transaction is pursued, that it will be consummated.

On August 9, 2006, a wholly-owned subsidiary of the Company entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion located in Austin, Texas.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The lease has an initial term of 15 years and can be extended upon the mutual agreement of landlord and tenant.  Total minimum lease payments approximate $13.9 million and are payable over the term of the lease.  Horizon Health Corporation is a guarantor of the lease.  The lease term will commence upon completion of renovations to the facility and upon receipt of all government approvals and licenses required to operate the premises as a free-standing psychiatric hospital.

Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in

Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and will be considered a single operating facility going forward.  Additionally, the Company acquired a facility from Lighthouse which is expected to begin operations during the 2007 fiscal year.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The net purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.7 million.

Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the Company’s revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner.  As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership.  The aggregate purchase price net of cash acquired was approximately $14.1 million.

On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation.  Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The transaction was structured as a stock purchase agreement.  The aggregate purchase price was approximately $9.6 million.

Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions.  This amendment modified certain fee schedules and certain covenants of the Company’s existing credit facility.

Services by Service Group

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

Our residential treatment centers offer longer-term treatment programs primarily for children and adolescents with long-standing acute behavioral health problems.  Our residential treatment centers provide physician-led, multi-disciplinary treatments that address the overall medical, psychiatric, social, and academic needs of the patient.  Twenty-four hour observation and care is provided in our residential treatment centers, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy.  Another key component of the treatment of children and adolescents in our inpatient facilities is family therapy.  Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged.  Medications for residents are managed by licensed psychiatrists while they remain at the inpatient facility.  Our residential treatment centers also provide academic programs by certified teachers to children and adolescent residents.  These programs are individualized for each resident based on analysis by the teacher upon admission.  Upon discharge, academic reports are forwarded to the resident’s school.  Specialized programs for children and adolescents in our residential treatment centers include programs for sexually reactive children, sex offenders, reactive attachment disorders, and children and adolescents who are developmentally delayed with a behavioral component.  We also offer specialized programs for adults which include a program for adults with eating disorders.

During the last three fiscal years, the Company has acquired the following facilities:

Facility	Location	Licensed Beds		Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80		April 1, 2004
Poplar Springs Hospital	Petersburg, VA	184		June 1, 2004
Laurelwood Hospital	Willoughby, OH	160		January 1, 2005
Friends Hospital	Philadelphia, PA	219		July 1, 2005
River Park Hospital	Huntington, WV	187		August 1, 2005
Copper Hills Youth Center	West Jordan, UT	126		January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78		January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	78		February 1, 2006
Focus Healthcare of Georgia	St. Simons Island, GA	101		February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106		February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42		February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104		February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	—	(a)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28		February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	53		April 1, 2006

(a)   The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition, however, it is currently undergoing renovations and is planned to be in operation in the 2007 fiscal year.

Additionally, the Company has announced that it has entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The facility is anticipated to commence operation in the Company’s third fiscal quarter of 2007.

Contract Management Services

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

The Company continues to have a focus in the area of behavioral health programs for the elderly (“geropsychiatric programs”).  At August 31, 2006, approximately 59% of the behavioral health treatment programs managed by the Company were geropsychiatric programs.  Many elderly patients with short-term behavioral illness also have physical problems that make the general acute care hospital environment the most appropriate site for their care.  The Medicare program currently reimburses acute care hospitals at least 85%, in calendar year 2006, of their TEFRA cost of providing these services, which includes the Company’s management fee as well as allocated overhead costs to the program.  The Medicare program also allows reimbursement for partial hospitalization on a specified fee for service basis that facilitates the ability to treat patients in the most cost-effective environment.  The Company has developed particular expertise in developing specialized psychiatric programs for the elderly, in operating such programs, and in assisting acute care hospitals in receiving approval for inpatient programs as distinct part units to qualify for reimbursement under Medicare.  Approval of an inpatient program as a distinct part unit is significant to client acute care hospitals because services provided in distinct part units are exempt from predetermined acute care hospital reimbursement rates.  Services provided in such distinct part units have been reimbursed by Medicare on an actual cost basis, subject to certain significant limitations described below.  As discussed below in the “Government Regulations” section, a Medicare prospective payment system was implemented for cost reporting years beginning on January 1, 2005 for inpatient behavioral health services.

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

CQI+ Mental Health Outcomes Measurement

The Company began offering its proprietary CQI+ Outcomes Measurement System in 1994.  The CQI+ System provides a qualitative and quantitative tool for behavioral health programs to evaluate the clinical effectiveness of treatment and to make adjustments in the programs in order to improve quality and appropriateness of care.  The CQI+ Outcomes Measurement System provides outcome information regarding the effectiveness of a hospital’s behavioral health programs.  The availability of such information enables a hospital to demonstrate to third-party payors whether patients are improving as a result of the treatment provided, to refine its clinical treatment programs to improve the effectiveness of care provided and to demonstrate the benefits of its programs to patients and providers.  The CQI+ System also provides the Company with a valuable tool for demonstrating clinical results of the behavioral health programs managed by the Company and for marketing its management services to other acute care hospitals.  The Company provides outcome measurement services to acute care hospital-based programs as well as freestanding psychiatric hospitals.  The Company’s CQI+ System is included on the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”) list of acceptable ORYX outcome measurement systems.  The Company is committed to meeting the requirements as established by JCAHO. As of August 31, 2006, 50 of the Company’s behavioral health management contracts included the CQI+ System, 8 of the Company’s owned/leased behavioral healthcare facilities utilize the CQI+ System and there were an additional 43 stand-alone contracts.  Since offering the CQI+ System, the Company has compiled a proprietary database containing de-identified patient outcome measurement data on approximately 190,000 patients.  Sample data is typically collected from randomly selected patients at admission, discharge and 90 to 180 days after discharge.  Quarterly outcome reports include a summary of patient characteristics and outcome measures.  The Company trains and supervises on-site personnel to ensure the collection of accurate outcome measurement data.  With the continued emphasis on enhancing patient care, accountability and the JCAHO accreditation requirement, the Company believes that its CQI+ System is an important component of the behavioral health services it provides.

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

The Company frequently provides training to employer personnel for identifying troubled employees.  Often an employer will refer an employee for consultation after observing a change in work performance.  The Company believes that such early identification and resolution of productivity problems can frequently minimize the likelihood that the problem will develop into a serious debilitating event requiring extensive treatment.  The Company’s EAP services can include a comprehensive array of work life information and referral sources if desired by the employer.  Modes of access to services include internet, phone and face-to-face sessions, all of which focus on providing consultation and resource services to assist employees and their families in achieving personal and professional success and emotional well-being.  Through several acquisitions, the Company has expanded its service offerings, including the ability to conduct EAP business in the State of California, through the acquisition of a limited Knox-Keene license.

During the fiscal year 2005 and prior, the Company also contracted with self-insured employers, insurance companies and HMOs to provide the managed behavioral health care component of the general health plans offered by such entities.  The contracts were primarily on a full risk, capitated basis under which the Company was paid a set fee per month for each member of the respective health plan, however, a small portion of the contracts were structured on a stipulated fee-for-service basis.  As a part of the reorganization of EAP Services, the Company terminated all of the managed behavioral health at-risk contracts during fiscal year 2005.  The Company will continue its administrative services only business in which it is not at-risk for the cost of treatment services.

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

The Company’s residential treatment care programs provide longer-term treatment programs for children and adolescents with long-standing behavioral health problems.  Twenty-four hour observation and care is provided in the residential treatment care programs, along with individualized therapy that usually consists of one-on-one sessions with a licensed counselor, as well as process and rehabilitation group therapy.  Another key component of the treatment of children and adolescents is family therapy.  Participation of the child’s or adolescent’s immediate family is strongly encouraged in order to heighten the chance of success once the resident is discharged.  Medications for residents are managed by licensed, often board-certified, psychiatrists while they remain at the inpatient facility.  The Company’s residential treatment care programs also provide academic programs by certified teachers to children and adolescent residents.  These programs are individualized for each resident based on analysis by the teacher upon admission.  Upon discharge of the resident, academic reports are forwarded to the resident’s school.  Specialized programs for children and adolescents in the RTCs include programs for sexually reactive children, sex offenders, reactive attachments disorders and clients who are developmentally delayed with a behavioral component.  The residential treatment care programs often receive out-of-state referrals to their programs due to the lack of specialized programs for these disorders within the referral’s own state.

Each operating facility has its own administrative team headed by a chief executive officer.  The facilities are collectively supported by a services group Regional Vice President of Clinical Services and a Regional Vice President of Community Development.  Additional support services such as financial, payroll and intellectual property are provided by the national support center staff of the Company.

Management Contracts

The Company operates its behavioral health and physical rehabilitation contract management businesses through a regional structure that includes management personnel which office in the regional territory and in the Company’s national support center (“NSC”) in the Dallas suburb of Lewisville, Texas.  The structure is designed to maintain key operating employees of the Company in direct contact with clients.  Each region is under the supervision of a vice president who in turn supervises regional directors, each of whom has direct responsibility over eight to twelve management contract locations. Other regional personnel include clinical and other specialists who are available to provide assistance to the local programs and client hospital personnel.

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

The management contracts generally have a term of 3-5 years although some contracts have shorter or longer terms.  Contracts are frequently renewed or amended prior to their stated expiration date. As of August 31, 2006, 2005 and 2004, the Company had successfully retained 81%, 88%, and 88%, respectively, of the management contracts in existence at the beginning of the respective fiscal year.  Some contracts are terminated prior to their stated expiration date by mutual agreement of the parties or pursuant to early termination provisions included in the contract.  The Company’s experience is that the most frequent reasons why the client acute care hospitals do not renew a contract is that the hospital desires to manage the program itself, the economic viability of the program has changed resulting in the hospital closing the program, or a change in hospital administration has occurred that results in a philosophical change regarding the use of contract managers.

Under each contract, the Company receives a fee for its services paid by the client hospital. The management fee may be a variable fee related in part to patient volumes (census, admissions, or discharges) at the program, a fixed fee with reimbursement for specified direct program costs, or a combination of these structures.  The management fee is frequently subject to periodic adjustments as a result of changes in a relevant price index or other economic factors.  A significant number of the Company’s management contracts require the Company to refund some or its entire fee if either Medicare reimbursement for services provided to patients of the programs is denied or the fee paid to the Company is denied as a reimbursable cost.  During the last three fiscal years the Company has not refunded any significant amount of its fees in relation to such denials.

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

Program Education and Community Development

The treatment programs managed by the Company are a service provided by the general acute care hospital client.  Most patients are referred by the client hospital’s medical staff or result from relationships that the client hospital has in the community.  Many contract locations have a community education manager employed by the company who works with a community awareness and development committee consisting of the Company and hospital personnel to educate physicians, other health professionals and nursing homes in the community of the treatment programs that are available at the client hospital, to which they can direct patients.  The community education manager also designs and offers community educational programs regarding various health issues.

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

The Company also has a compliance audit department that is independent from contract clinical and operations staff.  The corporate compliance auditors periodically visit all contract locations.  Results of the compliance audits are reported directly to the senior management of the Company, independent from the operating organizations.

Contract Locations

At August 31, 2006, the Company had a total of 116 behavioral health and physical rehabilitation management contracts with acute care hospitals located in 36 states as shown below:

State	Number of Contracts
Alabama	3
Arkansas	9
Arizona	1
California	8
Colorado	1
Connecticut	1
Florida	2
Georgia	1
Idaho	1
Illinois	1
Iowa	1
Kansas	2
Kentucky	5
Louisiana	1
Maryland	1
Massachusetts	5
Michigan	9
Mississippi	4
Missouri	4
Montana	1
Nebraska	1
Nevada	1
New Jersey	2
New York	7
North Carolina	6
Ohio	5
Oregon	3
Pennsylvania	10
Rhode Island	1
South Carolina	2
Tennessee	4
Texas	6
Virginia	1
Washington	3
West Virginia	1
Wisconsin	2

Client Hospitals

The Company’s management contract clients are primarily small to medium sized acute care hospitals often located in rural areas, but also include some large tertiary acute care hospitals.  At August 31, 2006, approximately 78.4% of the Company’s management contracts were with community or religious based not-for profit acute care hospitals.  The remaining contracts are with for profit acute care hospitals.

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

Employee Assistance Programs

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

Administration

The Company’s employees at its national support center provide company-wide support in finance, human resources, information technology, physician and program director recruitment, clinical compliance, risk management, auditing, reimbursement, and other administrative and executive services.

Sales and Marketing

The Company conducts direct sales activities for its behavioral health and physical rehabilitation contract management businesses.  The Company compiles information of over 7,000 hospitals in the United States, with numerous clinical, operating and financial characteristics from numerous databases, as well as other sources and referrals, to identify prospective clients.  Potential clients include acute care hospitals without existing behavioral health, physical rehabilitation or other programs as well as acute care hospitals with existing programs of which the Company could assume management.  A select list of high priority candidates from these hospital profiles is systematically targeted based on criteria strategically formulated to identify acute care hospitals that are the most likely to need our services. This strategic approach allows the Company to maximize its resources in a more focused manner in order to achieve the goal of increased sales.  Once identified, an internal telemarketing system is in place to contact and qualify the potential clients.  A Vice President of Development, who typically acts as the point person on the sales team then contacts the prospective clients and, where appropriate, presents a detailed proposal to key decision-makers. The proposal often contains detailed operating and financial projections of the proposed programs. The Company works with the potential client to develop contract terms responsive to the client’s specific needs. The typical sales cycle for a management contract is approximately six to nine months.  Operations and clinical management also participate in and support the sales process.  The Company believes it has opportunity to cross-sell a range of services to client acute care hospitals and is pursuing such opportunities as a part of its business strategy.

The local and regional community education and marketing is led by clinical and community development representatives at each of the Company’s behavioral health care programs and facilities.  These individuals manage relationships among a variety of referral sources and potential referral sources in their respective communities.

The Company’s EAP Services group markets employee assistance programs, including administrative service only programs, to employers both directly and through third party distribution channels.  The Company assesses the individualized needs of the employer and its employees to customize a program design accordingly.

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

Customers

The Company has no individual non-governmental customer comprising 10% or more of its consolidated revenue or on which its overall operations or financial results are substantially dependent.  For the year ended August 31, 2006, revenue from Medicaid comprised approximately 16% of consolidated revenue.  See the “General Overview” section of MD&A included elsewhere herein for the number of customer contracts as of August 31, 2006 and other related information.

Employees

At September 30, 2006, the Company had approximately 2,914 employees.  By operating service group and corporate offices, the employee counts are as follows:

Hospital Services	2,072
Contract Management Services	638
EAP Services	100
National Support Center	104

At September 30, 2006, the Company had contracts with 206 physicians as independent contractors to serve as medical directors providing administrative services for hospital clinical programs managed and hospital facilities owned/operated by the Company.  The Company also leases approximately 573 employees as a result of the acquisition of the Focus/Lighthouse facilities.  The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

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

The Company’s owned and operated facilities are properly licensed under the applicable state, local and federal rules and regulations.  Most of these facilities are also certified under the Medicare and Medicaid programs and most are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”).  Should one of the Company’s owned facilities lose its certification under the Medicare and/or Medicaid program, that facility would no longer receive reimbursement from the Medicare and/or Medicaid programs.  The Company believes that it’s owned facilities are in compliance in all material respects with current federal, state and local regulations governing their operation.

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

The revised regulations, while still subject to additional clarification as to specific applicability, have affected few of its psychiatric management contracts. The Company believes that the provider-based regulations will not have a significant impact on its current operations of inpatient psychiatric units located within general hospitals and will have no material impact on the Company’s owned inpatient psychiatric hospitals.

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

The Medicare program is administered by CMS, which adopts regulations and issues interpretive memoranda and program manuals providing detailed explanation of the Medicare program. The payment operations of the Medicare program are handled by fiscal intermediaries (under Part A) and carriers (under Part B) who are insurance companies and Blue Cross/Blue Shield plans which contract with the Secretary of HHS (the “Secretary”) to make Medicare payments to providers in a particular geographic region. Individual intermediaries and carriers issue transmittals, bulletins, notices, and general instructions to providers and suppliers in their respective areas to facilitate the administration of the Medicare program, but are required to follow the Medicare statute, CMS regulations, CMS transmittals, and the program manuals. Within these requirements, intermediaries and carriers are granted broad discretion to establish particular guidelines and procedures for making Medicare coverage determinations and payments, including prior approval, utilization limits, and specific documentation. Some fiscal intermediaries have developed Local Coverage Determinations (“LCD”).  LCDs are rules established by a fiscal intermediary or carrier, which determines whether a particular service will be covered on an intermediary-wide or carrier-wide basis.  This determination takes into account whether the service is reasonable and necessary in accordance with Section 1862(a)(1)(A) of the Social Security Act.  The Company believes that the implementation of LCDs will have no material impact on the Company.

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

Behavioral Health Reimbursement Changes

In the mid-1980’s, changes in reimbursement rates and procedures included the creation of the Prospective Payment System (“PPS”) using predetermined reimbursement rates for diagnosis related groups (“DRGs”). The DRG system established fixed payment amounts per discharge for diagnoses generally provided by acute care hospitals.  Behavioral health services provided by an acute care hospital may qualify for an exemption as a distinct part unit (“DPU”). Freestanding psychiatric hospitals are also exempt from the DRG system.   Psychiatric services provided by DPUs and freestanding psychiatric hospitals were reimbursed on an actual cost basis, subject to certain limitations for cost reporting periods beginning on or before December 31, 2004. The behavioral health programs managed by the Company which are eligible for reimbursement by the Medicare program currently meet the applicable requirements for exemption as DPUs, where desired.  On November 15, 2004, CMS published a final rule for a prospective payment system for Medicare reimbursement for inpatient behavioral health services, including those provided by programs managed or facilities directly owned by the Company as discussed below. A substantial number of the behavioral health treatment programs managed by the Company are geropsychiatric programs for which the majority of the patients are covered by Medicare.  Additionally, approximately 15% of the patients treated by the behavioral health hospitals owned by the Company are Medicare beneficiaries.

The Balanced Budget Refinement Act of 1999 mandated that PPS for inpatient psychiatric services be developed.  On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS.  The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period.  The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments.  The per diem has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service emergency departments.  In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and incrementally decreases thereafter until day 22 of the patients stay.  The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis.  The new PPS rules have stop loss protection against significant decreases in reimbursement, during the PPS phase in period, for cost reporting years beginning in calendar year 2005.  The new PPS rules could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year and thereafter.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, PPS for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.  The base reimbursement rate, for partial hospitalization programs operating under PPS, decreased from $287 per day for 2004 to $281 effective January 1, 2005.  On November 2, 2005, CMS decreased this rate by 15% to $246 effective January 1, 2006.  However, the Company at this time has not ascertained specifically the effect of this change on a facilty-by-facilty basis and cannot be definitive about its overall effect.  Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003.  The Deficit Reduction Act of 2005, enacted on February 8, 2006, effectively extends cost based reimbursement for 3 additional years, although at 95% of cost for CY 2006, 90% for CY 2007, and 85% for CY 2008.  This change in reimbursement methodology may lower Medicare reimbursement levels for this type of hospital.

Physical Rehabilitation Reimbursement Changes

Acute rehabilitation units within acute-care hospitals were previously eligible as exempt DPU’s under a cost-based reimbursement system prior to January 1, 2002.  Beginning January 1, 2002, acute rehabilitation units began transitioning to PPS.  As of September 1, 2003 all physical rehabilitation services have been transitioned to the PPS.

On August 1, 2006, CMS published a final rule to change the inpatient rehabilitation facility PPS payment methodology to be effective October 1, 2006.  The final rule incorporates a market basket increase of 3.3% and continues the increase in the payment rate adjustment for inpatient rehabilitation facilities in rural areas at 21.30%.  CMS is also incorporating a 2.6% across-the-board reduction in the standard payment amount based on recent evidence indicating that coding increases, rather than actual changes in patient acuity, have caused increases in payments to inpatient rehabilitation facilities. The final rule also refined the inpatient rehabilitation facility classification system to reflect recent data on case mix groups, relative weights and the impact of illnesses or conditions other than the admitting diagnosis on the costs of treating a beneficiary.  For Federal Fiscal Year 2007 the wage index will be solely based on Core Based Statistical Areas (CBSA’s) designated wage indices.  The Company does not believe this final rule will have a significant impact on its revenues from rehabilitation services.

CMS published final rules in the May 7, 2004 Federal Register to modify the criteria for being classified as an inpatient rehabilitation facility.  The final rule, known as the “75% Rule”, generally required that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions.  The rule provided for a 4-year phase-in period for cost reporting periods beginning on or after July 1, 2004.  The August 1, 2006 final rule amends the existing 75% rule, by delaying the imposition of the full 75% threshold by one year.  For providers with cost reporting periods that start on or after July 1, 2006 and before July 1, 2007, the compliance threshold will be 60%.  For providers with cost reporting periods starting on or after July 1, 2007 and before July 1, 2008, the compliance threshold will be 65%.  For all cost reporting periods beginning on or after July 1, 2008, the compliance threshold will be 75%.   The final rules as adopted, unless suspended or modified, could have an adverse effect on the rehabilitation programs managed by the Company.

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

Additionally “HIPAA” granted expanded enforcement authority to HHS and the U.S. Department of Justice (“DOJ”), and provided enhanced resources to support the activities and responsibilities of the Office of Inspector General (“OIG”) of HHS and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to health care delivery and payment.  On January 24, 1997, the OIG issued guidelines for the Fraud and Abuse Control Program as mandated by the Act, and on February 19, 1997 issued an interim final rule establishing procedures for seeking advisory opinions on the application on the anti-kickback statute and certain other fraud and abuse laws.  The 1997 Balanced Budget Act also includes numerous health fraud provisions, including: new exclusion authority for the transfer of ownership or control interest in an entity to an immediate family or household member in anticipation of, or following, a conviction, assessment, or exclusion; increased mandatory exclusion periods for multiple health fraud convictions, including permanent exclusion for those convicted of three health care-related crimes; authority of the Secretary to refuse to enter into Medicare agreements with convicted felons; new civil money penalties for contracting with an excluded provider or violating the Medicare and Medicaid anti-kickback statute; new surety bond and information disclosure requirements for certain providers and suppliers; and an expansion of the mandatory and permissive exclusions added by HIPAA to any federal health care program (other than the Federal Employees Health Benefits Program).

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

ITEM 1A.               RISK FACTORS

The business and prospects of the Company are subject to the risks described below and other portions of this report.  If any of the following risks or other risks and uncertainties that are not yet identified or that we currently think are immaterial actually occur, our business, financial condition and results of operations could be materially and adversely affected.

The Company has announced that it has retained UBS Securities, LLC as its financial advisor to assist the Company in exploring strategic alternatives to enhance shareholder value.

On October 6, 2006, the Company announced that it has engaged UBS Securities, LLC to assist the Board of Directors in evaluating the assets and operations of the Company in order to review possible alternative strategies to achieve greater shareholder value.  These alternatives may include a complete or partial sale of the Company, a merger, or a decision to take no action at this time.  No assurance can be given that a transaction will be pursued or, if a transaction is pursued, that it will be consummated.  If a transaction is eventually consummated, no assurance can be given with respect to the terms and conditions thereof, including the price.

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

•      operating policies and procedures; and

•      addition of facilities and services.

Among these laws are the anti-kickback provision of the Social Security Act (the “Anti-kickback Statute”) and the provision of the Social Security Act commonly known as the “Stark Law.”  These laws impact the relationships that certain health care providers, including our client hospitals and the behavioral health facilities we operate, may have with physicians and other referral sources.  The Office of Inspector General (OIG) of the Department of Health and Human Services (“HHS”) has enacted safe harbor regulations that outline practices that are deemed protected from prosecution under the Anti-kickback Statute.  The current relationships that our client hospitals or we have with physicians and other referral sources may not qualify for safe harbor protection under the Anti-kickback Statute.

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

If the availability and amount of reimbursements to our client hospitals or our owned facilities by third party payors decreases, then our revenue and earnings could decrease.

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

On November 15, 2004, Centers for Medicare and Medicaid Services (CMS), a federal agency within the U.S. Department of Health and Human Services (HHS), published final regulations adopting a prospective payment system (PPS) for inpatient behavioral health services, which have historically been reimbursed based on reasonable cost, subject to a discharge ceiling.  CMS has begun phasing in the PPS over a four-year period.  The new system pays inpatient behavioral health facilities a per diem base rate adjusted by factors that influence the cost of an individual patient’s care, such as each patient’s diagnosis related group, certain other medical and psychiatric coexisting conditions that may complicate treatment and age.  The final regulations provide for stop loss payments at 70%, which is calculated on the PPS portion of the transitional rate compared to what behavioral health facilities and units in general acute care hospitals would have received under the old payment system.  This stop loss provision expires at the end of the transition, i.e. when the facility is paid 100% of the PPS rate.  The prospective payment system rules may result in decreased reimbursements to our client hospitals and may lead to renegotiated contract management fees which could have an adverse effect on our revenues from behavioral health programs we manage.

On May 7, 2004, CMS published a final rule to modify the criteria for being classified as an inpatient rehabilitation facility.  The final rule, known as the “75% Rule,” generally required that in order to meet the qualification requirement, 75% of the patients of a physical rehabilitation services unit must have certain qualifying medical conditions.  The final rule had a four-year phase-in period and eliminated polyarthritis and other medical conditions as qualifying medical conditions.  On August 1, 2006, CMS published a final rule amending the existing 75% rule by delaying the imposition of the full 75% threshold by one year.  Regardless of the one year delay, the result is that certain patients that previously satisfied a qualifying medical condition do not meet a qualifying medical condition under the new rule. The final rules together with similar prospective payment rules previously adopted for physical rehabilitation services have resulted and may continue to result in decreased reimbursements to our client hospitals which has led and may continue to lead to, among other things, renegotiated contract management fees which could have an adverse effect on our revenues from rehabilitation programs we manage.

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

We acquired two freestanding behavioral health facilities in fiscal 2004, three freestanding behavioral health facilities in fiscal 2005, and ten freestanding behavioral health facilities in fiscal 2006.  As part of our growth strategy, we intend to continue to pursue additional acquisitions, leases, joint ventures and similar transactions.

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

We may be unable to maintain or increase the profitability of or operating cash flows at, any existing hospital or other acquired inpatient facility, effectively integrate the operations of any acquisition or otherwise achieve the intended benefit of our growth strategy.  To the extent that we are unable to enroll in third party payor plans in a timely manner following an acquisition, we may experience a decrease in cash flow or profitability.

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

Currently we have approximately $99.0 million outstanding on the Company’s $175 million revolving credit facility.  Additionally, we expect to incur additional indebtedness in the future.

Our borrowed indebtedness could have important consequences, including:

•      increasing our vulnerability to general adverse economic and industry conditions;

•      requiring that an increased portion of our cash flow from operations be used for the payment of interest on our debt, thereby reducing our ability to use this cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

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

Approximately 32% of our revenues for the year ended August 31, 2006 were derived from management contracts with general acute care hospitals to manage behavioral health and physical rehabilitation clinical programs of those hospitals.  The contracts generally have initial terms of three to five years and many have automatic renewal terms subject to termination by either party.  The contracts often provide for early termination either by the client hospital if specified performance criteria are not satisfied or by us under various other circumstances.  Although our management contracts are frequently renewed or extended prior to their stated expiration dates, some contracts expire without renewal and others are terminated by us or the client hospital for various reasons prior to their scheduled expiration.  Our continued success is subject to the ability to renew or extend existing management contracts and obtain new management contracts.  Contract renewals and extensions are likely to be subject to competing proposals from other contract management companies as well as consideration by certain hospitals to convert from independently managed programs to programs operated internally or to terminate their programs in order to reassign patient beds for other health care purposes.  A client hospital may not continue to do business with us following expiration or termination of its management contract.  In addition, any limitations or reductions in reimbursements for services provided by programs managed by us could result in a reduction in the management fees paid to us or the early termination of existing management contracts and would adversely affect our ability to renew or extend existing management contracts and to obtain new management contracts.  The termination or non-renewal of a material number of management contracts could result in a significant decrease in our net revenues.

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

At August 31, 2006, goodwill and net intangible assets represented 47.4% of our total assets.  In the event we are sold or liquidated, the value of our intangible assets may not be realized.  In addition, any significant decrease in the value of our intangible assets could have a material adverse effect on us.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

The Company’s National Support Center in the Dallas suburb of Lewisville, Texas, contains approximately 80,000 square feet of office & training facility space and also contains an EAP Services Call Center.

For its freestanding behavioral health care facilities, the Company owned/leased fifteen behavioral health care facilities with approximately 1,546 licensed beds in 11 states and leases 1,585 square feet of office space in Chester, Virginia with a lease term expiring in February 2010.  The following table sets forth the name, location, number of licensed beds and the acquisition date for each of the Company’s owned and leased behavioral health care facilities.

Facility	Location	Sq. Footage	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	44,000	80	April 1, 2004
Poplar Springs Hospital	Petersburg, VA	120,390	184	June 1, 2004
Laurelwood Hospital	Willoughby, OH	108,542	160	January 1, 2005
Friends Hospital	Philadelphia, PA	320,287	219	July 1, 2005
River Park Hospital	Huntington, WV	179,232	165	August 1, 2005
River Park Hospital	Barboursville, WV	31,355	22	August 1, 2005
Copper Hills Youth Center	West Jordan, UT	70,444	126	January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	56,844	78	January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	35,538	78	February 1, 2006
Focus Healthcare of Georgia	St. Simons Island, GA	50,113	101	February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	48,259	106	February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	21,068	42	February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	54,000	104	February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	16,000	—	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	6,605	28	February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	45,704	53	April 1, 2006

Additionally, the Company has announced that it has entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The facility will occupy approximately 28,749 square feet and is anticipated to commence operation in the Company’s third fiscal quarter of 2007.

The space required for the behavioral health and physical rehabilitation programs managed by the Company is provided by the client acute care hospitals either within their existing facilities or at other locations owned or leased by the acute care hospitals.

For its employee assistance program and managed behavioral health care businesses, the Company leases approximately 21,194 square feet of office space primarily in the Dallas, Denver, and San Diego metropolitan areas, under lease terms expiring from November 2006 to June 2009. The Company also leases approximately 25,000 square feet under leases related to offices that the Company has, or will be vacating due to the reorganization and centralization of the Company’s EAP Services group, under lease terms expiring from October 2006 to April 2008.  The majority of these leases will be expiring in the short term or the Company has subleased or is pursing sublease options.

In addition, the Company leases approximately 4,507 square feet in the Orlando metropolitan area with lease terms expiring from March 2007 to June 2007 for its managed behavioral health care clinical operations that were discontinued at the end of fiscal year 2005.  The two former clinic locations are currently being sublet due to the reorganization and centralization of the Company’s EAP Services group.

The Company considers that its properties are generally in good condition, well maintained, and are generally suitable and adequate to carry on the Company’s business.  Use of properties is predicated on existent needs to service customers pursuant to contracts that are subject to termination or non-renewal.  The ability to vacate or sublease properties is subject to market conditions and other factors and exposes the Company to certain financial risks.  Also see Note 14 “Commitments and Contingencies - Property Leases” to the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 3.                 LEGAL PROCEEDINGS

For a discussion of the Company’s legal proceedings see the “Legal Proceedings” caption in Note 14 “Commitments and Contingencies” in the Notes to the Consolidated Financial Statements included elsewhere herein.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s stockholders in the fourth fiscal quarter of fiscal 2006.

PART II

ITEM 5.                 MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is traded on the NASDAQ National Market under the symbol “HORC”.

The following table sets forth the “intra-day” high and low sale prices per share for the Common Stock of the Company as reported by the NASDAQ National Market for the periods indicated:

	High	Low
Fiscal Year Ended August 31, 2006:
June 1, 2006 – August 31, 2006	$21.96	$11.93
March 1, 2006 – May 31, 2006	23.96	19.13
December 1, 2005 – February 28, 2006	25.88	20.17
September 1, 2005 – November 30, 2005	28.17	18.48

Fiscal Year Ended August 31, 2005 (1):
June 1, 2005 – August 31, 2005	$27.21	$20.85
March 1, 2005 – May 31, 2005	22.64	17.50
December 1, 2004 – February 28, 2005	17.50	11.43
September 1, 2004 – November 30, 2004	12.00	10.15

(1) The per share amounts have been restated to reflect the impact of the June 15, 2005 two- for-one stock split.

As of October 16, 2006, there were 308 stockholders of record of the Common Stock of the Company.  As of October 24, 2006 (the most recent date that data was available to the Company) there were 1,767 beneficial owners of 100 or more shares of Common Stock of the Company.

The Company has not paid or declared any cash dividends on its capital stock since its inception.  The Company currently intends to retain future earnings for use in the expansion and operation of its business.  The payment of any future cash dividends will be determined by the Board of Directors based on conditions then existing, including the Company’s earnings, financial condition and capital requirements, restrictions in financing agreements (which currently prohibit any payment of dividends), business opportunities and conditions, and other factors.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, included elsewhere herein.

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL INFORMATION AND STATISTICAL DATA

The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2006, 2005 and 2004, and at August 31, 2006 and 2005, are derived from the audited Consolidated Financial Statements of the Company included elsewhere in this Report. The selected historical consolidated financial data presented below for the fiscal years ended August 31, 2003, and at August 31, 2004 and 2003, are derived from the audited consolidated financial statements of the Company not included herein. The selected financial information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements of the Company and notes thereto included elsewhere in this Report, including Note 5, “Acquisitions” describing the Company’s various acquisitions in the periods presented.

	Fiscal Year Ended August 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$274,961	$207,392	$161,825	$144,337	$138,402

Cost of services	211,096	160,032	121,554	109,890	104,957
Selling, general and administrative	26,605	23,220	18,835	18,262	16,015
Provision for (recovery of) doubtful accounts	6,256	4,382	869	(910)	294
Impairment loss on building	—	1,015	—	—	—
Depreciation and amortization	5,529	3,387	2,795	2,419	2,752

Operating income	25,475	15,356	17,772	14,676	14,384
Interest and other income (expense), net	(5,196)	(1,298)	(1,307)	(559)	(383)

Income before income taxes, minority interest and discontinued operations	20,279	14,058	16,465	14,117	14,001
Income tax provision	7,976	5,332	6,252	5,395	5,418
Minority interest, net	188	(15)	—	—	—

Income from continuing operations	12,115	8,741	10,213	8,722	8,583

Discontinued operations:
Income (loss) from discontinued operations, net	3	(488)	562	860	341
Income (loss) on disposal of discontinued operations, net	4	(3,102)	—	—	—
Discontinued operations	7	(3,590)	562	860	341

Net income	$12,122	$5,151	$10,775	$9,582	$8,924

Basic earnings per share-continuing operations (a)	$0.81	$0.68	$0.94	$0.83	$0.80
Basic earnings per share-discontinued operations (a)	0.00	(0.28)	0.05	0.08	0.03
Total basic earnings per share (a)	$0.81	$0.40	$0.99	$0.91	$0.83
Weighted average shares outstanding (a)	14,974	12,829	10,849	10,500	10,772

Diluted earnings per share-continuing operations (a)	$0.79	$0.66	$0.90	$0.77	$0.73
Diluted earnings per share-discontinued operations (a)	0.00	(0.27)	0.05	0.08	0.03
Total diluted earnings per share (a)	$0.79	$0.39	$0.95	$0.85	$0.76
Weighted average shares and dilutive potential common shares outstanding (a)	15,408	13,306	11,346	11,283	11,779

(a) The number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two- for-one stock split.

Balance Sheet Data (at end of period):
Cash and short-term investments	$3,043	$8,098	$1,908	$1,973	$4,036
Working capital.	28,441	19,490	5,560	1,249	2,899
Intangible assets (net) (1)	150,600	81,084	87,244	74,882	68,666
Total assets.	317,640	187,218	145,265	102,329	92,585
Total debt	106,005	—	40,000	14,000	10,000
Stockholders’ equity	159,456	143,121	75,824	63,792	60,733

(1)   Intangible assets consist of goodwill, as well as service contract valuations, non-compete agreements and trademarks related to various acquisitions of the Company.

SUMMARY STATISTICAL DATA

	Fiscal Year Ended August 31,
	2006 (1)	2005 (2)	2004 (3)	2003	2002

Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (in thousands)	$158,333	$60,578	$10,069	—	—
Number of facilities in operation at period end	14	5	2	—	—
Licensed Beds	1,546	833	267	—	—
Weighted average available beds	1,108	363	177	—	—
Patient days	299,797	100,396	19,639	—	—
Admissions	18,984	6,745	1,041	—	—
Average length of stay	15.8	14.9	18.9	—	—
Revenue per patient day	$528	$603	$513	—	—
Occupancy based on weighted average available beds	74.1%	75.8%	72.5%	—	—
EBITDA Margin (4)	13.1%	14.5%	19.4%	—	—
EBITDAR Margin (4)	14.5%	16.2%	20.4%	—	—

Same Facility Results:
Net revenues (in thousands)	$36,162	$35,347	—	—	—
Number of facilities at period end	2	2	—	—	—
Licensed beds	264	264	—	—	—
Weighted average available beds	241	241	—	—	—
Patient days	70,509	70,282	—	—	—
Admissions	3,288	3,231	—	—	—
Average length of stay	21.4	21.8	—	—	—
Revenue per patient day	$513	$503	—	—	—
Occupancy based on weighted average available beds	80.2%	79.9%	—	—	—
EBITDA Margin (4)	26.1%	19.7%	—	—	—
EBITDAR Margin (4)	26.6%	20.6%	—	—	—

EAP Covered lives (in thousands)	4,464	4,244	3,569	3,327	2,349

Number of Contract Locations (5):
Contract locations in operation	107	123	132	127	131
Contract locations signed and unopened	9	12	8	15	11
Total contract locations	116	135	140	142	142

Services Covered by Contracts in Operation (5):
Inpatient	105	121	129	126	127
Partial hospitalization	8	10	17	25	31
Outpatient	17	21	24	21	21
Home health	0	1	2	3	3
CQI+	98	110	105	109	158

Types of Treatment Programs in Operation (5):
Geropsychiatric	63	79	85	87	106
Adult psychiatric	41	43	49	48	44
Substance abuse	2	2	4	4	2
Physical rehabilitation	23	28	33	32	28
Other behavioral health	2	4	4	8	2

(1)  During fiscal year 2006, the Company operated the Copper Hills Youth Center for eight months, Kingwood Pines Hospital for seven and a half months, six Focus/Lighthouse facilities for seven months, and the Focus Healthcare of Delaware facility for five months.  All other facilities were operated for the full year.

(2)  During fiscal year 2005, the Company operated Michiana Behavioral Health Center and Poplar Springs Hospital for the full year, Laurelwood Hospital for eight months, Friends Hospital for two months, and River Park Hospital for one month.

(3)  During fiscal year 2004, the Company operated Michiana Behavioral Health Center for five months and Poplar Springs Hospital for three months.

(4)  See Note 11, “Segment Information” in the notes to the consolidated financial statements included elsewhere herein for a definition of EBITDA and a reconciliation to income before income taxes for the years ended August 31, 2006, 2005 and 2004.  EBITDAR is a presentation of “earnings before interest, taxes, depreciation, amortization, and rent” and is an important financial measure that is used by the Company’s operations management to compare the performance of our owned and leased facilities.  The calculation of EBITDA and EBITDAR for the Hospital Services Division presented above does not include an allocation for corporate overhead expenses.  For the fiscal years ended August 31, 2006, 2005 and 2004, EBITDA and EBITDAR are calculated as follows:

	For the fiscal years ended August 31,
	2006	2005	2004
Income before income taxes	$9,647	$6,484	$1,598
Interest expense (net of interest and other income)	4,525	—	—
Depreciation and amortization	3,959	1,444	344
EBITDA	18,131	7,928	1,942
Hospital division overhead	2,617	883	11
Adjusted EBITDA	20,748	8,811	1,953
Rent	2,150	1,023	98
EBITDAR	$22,898	$9,834	$2,051

(5)  Includes only the Company’s behavioral health and physical rehabilitation management contracts.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Horizon Health Corporation is a diversified health care services provider.  The Company is (i) an owner/operator of freestanding behavioral health hospitals providing behavioral health care for children, adolescents and adults, (ii) a contract manager of behavioral health and physical rehabilitation clinical programs offered by acute care hospitals in the United States, and (iii) a provider of employee assistance programs.

At August 31, 2006, the Company owned/leased fifteen behavioral health care facilities with approximately 1,546 licensed beds in 11 states.  The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds		Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80		April 1, 2004
Poplar Springs Hospital	Petersburg, VA	184		June 1, 2004
Laurelwood Hospital	Willoughby, OH	160		January 1, 2005
Friends Hospital	Philadelphia, PA	219		July 1, 2005
River Park Hospital	Huntington, WV	187		August 1, 2005
Copper Hills Youth Center	West Jordan, UT	126		January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78		January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	78		February 1, 2006
Focus Healthcare of Georgia	St. Simons Island, GA	101		February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106		February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42		February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104		February 1, 2006
Lighthouse Care Center of Berkeley	Summerville, SC	—	(a)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28		February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	53		April 1, 2006

(a)   The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition, however, it is currently undergoing renovations and is planned to be in operation in the 2007 fiscal year.

In August 2006, the Company announced that it had entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The facility will occupy approximately 28,749 square feet and is anticipated to commence operation in the Company’s third fiscal quarter of 2007.

Additionally, Horizon had 92 behavioral health program management contracts and 24 physical rehabilitation program management contracts with acute care hospitals located in 36 states; 101 CQI+ mental health outcomes measurement contracts; and 934 contracts to provide employee assistance program services covering in excess of 4.4 million lives.

The Company’s primary growth strategy is to acquire inpatient behavioral health care facilities and improve operating results within new and existing inpatient facilities.  During fiscal year 2004, the Company acquired two hospital facilities and acquired/leased three additional facilities during fiscal year 2005.  In fiscal year 2006, the Company acquired ten hospital facilities and announced the leasing of a facility that is anticipated to begin operation in the Company’s third fiscal quarter of 2007.  The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, the strengthening of referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

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

During fiscal year 2005 and prior, the Company offered at risk managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group.  As of August 31, 2005, all contracts for managed behavioral healthcare services on an at-risk basis had been terminated in connection with the reorganization of the EAP Services group.  During fiscal year 2005, the Company offered specialized temporary nurse staffing services to acute care hospitals through ProCare One Nurses.  ProCare One Nurses was sold on August 29, 2005 and the company will no longer provide these services.  See Note 6 “Discontinued Operations” and Note 16 “EAP Services Reorganization and Related Impairments” in the Company’s Consolidated Financial Statements included elsewhere herein.

Acquisitions

See Note 5, “Acquisitions” to the notes to consolidated financial statements included elsewhere herein for a discussion of the Company’s acquisition activity.

Segments (Service Groups)

There was one significant change to the structure of the reportable service groups during the first quarter of fiscal year 2006.  The behavioral health and physical rehabilitation contract management businesses have been consolidated into one service group, contract management services.  Therefore, the Company’s reportable service groups are: (1) Hospital Services (2) Contract Management Services, and (3) Employee Assistance Program Services (“EAP Services”).There were two significant changes to the structure of the reportable service groups during the fourth quarter of fiscal year 2005.  See Note 15, “Segment (Service Group) Information” to the Notes to the Consolidated Financial Statements included elsewhere herein for a discussion of the Company’s current three reportable business segments (service groups).

Revenues

Hospital Services

As a result of a focused growth initiative during the last three fiscal years, the Company now owns and operates fifteen behavioral health facilities with a total of 1,546 licensed beds in Delaware, Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia.  Patient service revenue is reported on the accrual basis in the period in which services are provided, at established rates. Amounts received are generally less than the established billing rates of the facility and the differences (contractual allowances) are reported as deductions from patient service revenue at the time the service is rendered. Net patient services revenue includes amounts the Company estimates to be reimbursable by Medicare and Medicaid under provisions of cost or prospective reimbursement formulas in effect.

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

Employee Assistance Program Services (EAP Services)

Through its EAP Services group, the Company offers an array of behavioral health care products to corporate clients, government agencies, and third-party administrators.  Revenues are derived from employee assistance program services (“EAP”) and administrative services only services. During fiscal year 2005 and prior, the Company offered at risk managed behavioral health services to self-funded employer groups, insurance companies and commercial HMO and PPO plans.  As of August 31, 2005, all contracts for managed behavioral health services on an at-risk basis were terminated as discussed in the previously mentioned reorganization of the EAP Services group.  Generally fees are paid on a monthly basis pursuant to contracts that typically are renewable annually, although contracts vary as to term and provisions with some being multi-year, some containing automatic renewal provisions, and some containing termination provisions under specified conditions.

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

Employee Assistance Program Services (EAP Services)

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

Results of Operations

The following table sets forth for the fiscal years ended August 31, 2006, 2005 and 2004, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, licensed beds, and covered lives at the end of each fiscal year.

	Fiscal Year Ended August 31,
	2006	2005	2004
Revenues	100.0%	100.0%	100.0%

Cost of services	76.7	77.2	75.1
Selling, general and administrative	9.7	11.2	11.7
Impairment loss on building	—	0.5	—
Provision for doubtful accounts	2.3	2.1	0.5
Depreciation and amortization	2.0	1.6	1.7

Operating income	9.3	7.4	11.0

Interest and other income (expense), net	(1.9)	(0.6)	(0.8)

Income before income taxes, minority interest and discontinued operations	7.4	6.8	10.2

Income tax provision	2.9	2.6	3.9

Minority interest	0.1	—	—

Income from continuing operations	4.4	4.2	6.3

Discontinued operations	(0.0)	(1.7)	0.4

Net income	4.4%	2.5%	6.7%

Number of management contracts, end of year:
Contract locations in operation	107	123	133
Contract locations signed and unopened	9	12	7
	116	135	140

Covered lives (000’s), end of year	4,464	4,244	3,569

Licensed Beds	1,546	833	267

Fiscal Year Ended August 31, 2006 Compared to Fiscal Year Ended August 31, 2005

Revenue.  Total revenue between the years increased $67.6 million or 32.6%.  Revenue associated with hospital services increased by $97.8 million or 161.4%, revenue associated with contract management services decreased $9.4 million or 9.6% and revenue associated with EAP services decreased $20.5 million or 42.5%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $97.8 million, or 161.4% between the years.  The increase in revenue is primarily the result of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005, the acquisitions of Friends Behavioral Health System and River Park Hospital in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $9.4 million, or 9.6% between the years.  This decrease was primarily due to the decline in the average number of contract management locations in operation from 127.1 for the twelve months ended August 31, 2005 to 116.1 for the twelve months ended August 31, 2006.  Additionally, $1.2 million of the $9.4 million decrease was primarily attributable to a decrease in revenue related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in expenses (see “Cost of Services”).

EAP Services

Revenue associated with EAP Services decreased $20.5 million, or 42.5% between the years.  This decrease was attributable to a decrease in revenue of approximately $21.8 million, which related to the termination of the managed behavioral health at-risk contracts and the discontinuance of the Florida clinic operations on December 31, 2004, both of which were implemented as a part of the reorganization of the EAP Services group.  This decrease was partially offset by an increase in ongoing EAP contract revenue, of which $1.6 million is related to a significant increase in the number of covered lives under one EAP contract.

Cost of Services.  Total cost of services provided between the years increased $51.1 million, or 31.9%.   Cost of services provided associated with hospital services increased by $84.5 million or 173.1%, cost of services provided associated with contract management services decreased $7.9 million or 12.1% and cost of services provided associated with EAP services decreased $25.6 million or 54.7%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $84.5 million, or 173.1%, between the years. The increase was primarily the result of the long-term operating lease associated with Laurelwood Hospital effective January 1, 2005, the acquisitions of Friends Behavioral Health System and River Park Hospital in the fourth fiscal quarter of 2005, and the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, seven Focus/Lighthouse facilities in the second fiscal quarter, of which six were operational, and an eighth Focus/Lighthouse Facility in the third fiscal quarter of 2006.

Contract Management Services

Cost of services provided associated with contract management services decreased $7.9 million, or 12.1%, between the years.  The decrease was primarily due to a decline in the average number of contract management locations in operation from 127.1 for the twelve months ended August 31, 2005 to 116.1 for the twelve months ended August 31, 2006.  Additionally, a decrease of $1.1 million was primarily attributable to the decrease in cost of services related to the restructuring of a behavioral health management contract effective January 1, 2005, which also resulted in an associated decrease in revenue (see “Revenue”).

EAP Services

Cost of services provided associated with EAP services decreased $25.6 million, or 54.7% between the years.  A decrease of approximately $6.6 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services group completed during the fiscal year ended August 31, 2005, and the discontinuance of the Florida clinic operations on December 31, 2004.  An additional decrease of $16.7 million in medical claims related to the termination of the Company’s at-risk managed care contracts as a part of the fiscal year 2005 reorganization.  As a result of the closure of the Florida clinic operations and the consolidation of the regional call centers to Texas, rent expense decreased approximately $2.8 million between the year-to-date periods.

Selling, General and Administrative.  Total selling, general, and administrative expenses increased $3.4 million, or 14.6%, between the years.  Salaries and benefits increased approximately $2.0 million due to stock-based compensation expense resulting from the adoption of SFAS 123R effective September 1, 2005.  Audit and accounting fees increased $872,000 due to the additional costs associated with the FY06 audit and Sarbanes-Oxley compliance efforts primarily as a result of the new hospital facilities acquired.  Rent expense and other purchased services increased $839,000 due to the occupation of the new NSC building in April 2006.  General insurance increased $239,000 due to a significant increase in the liability premiums for fiscal year 2006.  These increases were partially offset by a decrease of $861,000 in operations bonus expense and sales commissions earned during fiscal 2006.

Provision for Doubtful Accounts.  The provision for doubtful accounts was a net expense of $6.3 million for the twelve months ended August 31, 2006, as compared to a net expense of $4.4 million for the twelve months ended August 31, 2005, an increase of $1.9 million.  The increase in net expense for the twelve months ended August 31, 2006 resulted from an increase of $3.9 million related to the acquisitions of 12 free standing behavioral health hospitals, as detailed in Note 5 – Acquisitions in the notes to the Consolidated Financial Statements included elsewhere herein.  Additionally, an increase of $482,000 was related to reserves recorded for untimely payment of invoices at two terminated behavioral health contract locations.  These increases were partially offset by a decrease of $1.0 million related to the reversal of bad debt due to receipt of payment for outstanding invoices at one behavioral health contract location, a decrease of $605,000 due to the reversal of bad debt for one behavioral health contract location as a result of a revision in the location’s existing contract, a $532,000 decrease due to a change in the reserve estimate for the hospital division as discussed below in Critical Accounting Policies and Estimates, and a decrease of $483,000 due to the reversal of bad debt as a result of receipt of legal settlements at one physical rehabilitation contract location and one behavioral health contract location.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $2.1 million or 63.2% between the years.  An increase in depreciation expense of $2.3 million is primarily attributable to the addition of the facilities associated with Friends Hospital, River Park Hospital, Copper Hills Youth Center, Kingwood Pines Hospital and the eight Focus/Lighthouse Hospitals.  This increase was partially offset by a decrease in contract amortization expense of approximately $379,000 associated with intangible assets that became fully amortized either during the current or prior fiscal year.

Interest and Other Income (Expense), Net.  Interest expense, interest income and other income for the year ended August 31, 2006 resulted in a net expense of $5.2 million as compared to a net expense of $1.3 million for the corresponding period in the prior fiscal year.  This net change is primarily the result of an increase in interest expense of approximately $3.7 million related to the increase in the weighted average principal balance outstanding under the credit facility between the periods and an increase in the weighted average interest rates between the periods.  The weighted average outstanding credit facility balance for the year ended August 31, 2006 was approximately $61.5 million with an ending balance of $99.0 million.  The weighted average outstanding credit facility balance for the prior fiscal year was $20.1 million with no debt outstanding at August 31, 2005.  The increase in outstanding balance is a result of the acquisitions during the 2006 fiscal year.  The weighted average interest rates for the credit facility for the year ended August 31, 2006 and 2005 were approximately 7.3% and 4.3%, respectively.  Also included in interest expense was approximately $205,000 in interest on the HUD loan that was assumed by the Company in connection with the Focus – Delaware acquisition in April 2006.  See Note 5, “Acquisitions” and Note 9, “Long-Term Debt” in the notes to the consolidated financial statements included elsewhere herein for details of the acquisition and a description of the HUD loan.  In addition, the Company recorded a loss on the sale of the Company’s former National Support Center and related property and equipment of approximately $192,000 during the year ended August 31, 2006.

Income Tax Expense.  Income tax expense for the twelve months ended August 31, 2006 was $8.0 million representing an increase of $2.6 million, or 49.6%, as compared to income tax expense of $5.3 million for the twelve months ended August 31, 2005.  The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings over the same period last year.  The effective tax rates for the twelve-month periods ended August 31, 2006 and 2005 were 39.3% and 37.9%, respectively.

Discontinued Operations. On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary.  The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  See Note 6, “Discontinued Operations” in the notes to the consolidated financial statements included elsewhere herein.

Fiscal Year Ended August 31, 2005 Compared to Fiscal Year Ended August 31, 2004

Revenue.  Total revenue between the years increased $45.6 million or 28.2%.  Revenue associated with hospital services increased by $50.5 million or 501.6%, revenue associated with contract management services decreased $0.6 million or 0.6%, revenue associated with EAP services decreased $4.1 million or 7.8%, and revenue from other services decreases approximately $0.1 million.

Hospital Services

Revenue associated with the Company’s freestanding behavioral health facilities increased $50.5 million, or 501.6%, between the years.  This increase is a result of the first full fiscal year of operations for Michiana Behavioral Health Center and Poplar Springs Hospital, both acquired during the last five months of fiscal year 2004 and the acquisitions of Friends Behavioral Health System, effective July 1, 2005, River Park Hospital, effective August 1, 2005, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005.

Contract Management Services

Revenue associated with contract management services decreased $621,000, or 0.6% between the years.  Same store sales related to behavioral health contract management increased 4.6% resulting in a $3.0 million increase to revenue between the years.  This was partially offset by a decrease of $1.7 million in revenue at one behavioral health contract management location as a result of the restructuring of that contract with an effective date of January 1, 2005, which resulted in an associated decrease in expenses (see “Cost of Services” below) and the phase out of the Company’s consulting operations that contributed $590,000 in revenue in the same period last year.  A decrease of approximately $1.7 million was primarily the result of a decrease in the average number of physical rehabilitation locations in operation from 27.3 for the year ended August 31, 2004 to 23.9 for the year ended August 31, 2005.  This decrease was partially offset by an increase in average revenue per location of 4.2% from year to year.

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

Cost of Services.  Total cost of services provided increased $38.5 million, or 31.7% between the years. Cost of services provided associated with hospital services increased by $41.2 million or 538.8%, cost of services provided associated with contract management services decreased $1.5 million or 2.3% and cost of services provided associated with EAP services decreased $890,000 or 1.9%.

Hospital Services

Cost of services associated with the freestanding behavioral health facilities increased $41.2 million, or 538.8%, between the years.  This increase is the result of the first full fiscal year of operations for Michiana Behavioral Health Center and Poplar Springs Hospital, both acquired during the last five months of fiscal year 2004 and the acquisitions of Friends Behavioral Health System, effective July 1, 2005, River Park Hospital, effective

August 1, 2005, and the long-term operating lease agreement associated with Laurelwood Hospital effective January 1, 2005.

Contract Management Services

Cost of services provided associated with contract management services decreased $1.5 million or 2.3%, between the years.  Cost of services decreased by approximately $1.7 million primarily due to a decrease in the average number of physical rehabilitation locations in operation, from 27.3 for the year ended August 31, 2004, to 23.9 for the year ended August 31, 2005.  Additionally, a $1.8 million decrease in costs at one behavioral health contract management location as a result of the restructuring of a significant contract with an effective date of January 1, 2005.  These decreases were partially offset by an increase of $1.6 million primarily due to an increase in salaries and benefits, medical director fees and contributions for client facility improvements.  Of this increase (a) $773,000 is attributable to salaries and benefits of which approximately $490,000 relates to one contract management location in which the Company provides all of the psychiatric nursing staff, (b) medical director fees increased $569,000 primarily due to an increase in the number of contracted physicians from 132 as of August 31, 2004, to 144 as of August 31, 2005 and (c) contributions, specifically targeted for client facility improvements, increased $274,000 due to the contractual requirements at two contract locations.

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

Depreciation and Amortization. Depreciation and amortization expense increased $592,000 or 21.2% between the years.  An increase in depreciation expense of $997,000 is primarily due to the addition of the facilities associated with the acquisitions of Michiana Behavioral Health Center, Poplar Springs Hospital and Friends Behavioral Health System effective April 1, 2004, June 1, 2004, and July 1, 2005 respectively.  This increase was partially offset by a decrease in contract amortization expense of approximately $487,000 associated with intangible assets that became fully amortized either during the current or prior fiscal year.

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

Income Tax Expense. Income tax expense for fiscal year 2005 was $5.3 million representing a decrease of $920,000 or 14.7%, as compared to income tax expense of $6.3 million for the prior fiscal year.  The decrease in income tax expense was largely due to a corresponding decrease in pre-tax earnings.  The effective tax rate for fiscal years 2005 and 2004 was 37.9% and 37.9%, respectively.

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

Sarbanes-Oxley and Related Compliance

The Sarbanes-Oxley Act of 2002, which became law in July 2002 requires changes in certain of the Company’s corporate governance practices.  In addition, related rules have been made by the Securities and Exchange Commission and NASDAQ.  These rules and regulations will increase the Company’s legal and financial compliance costs, and make some activities more difficult, time consuming and/or costly.  These rules and regulations are expected to make it more expensive to obtain director and officer liability insurance.  Additional costs related to compliance with the requirements of Sarbanes-Oxley Rule Section 404 are expected to continue in future fiscal years.

The Company’s initiatives to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding management’s required assessment of its internal control over financial reporting and the independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources.  In compliance with Section 404, as well as to generally improve its internal control environment, the Company has undertaken substantial measures, including among other things, projects to strengthen both its accounting and information technology systems, including initiatives related to recent acquisitions.  However, because of the new and changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to disclosure and governance practices.

Liquidity and Capital Resources

Working capital increased to $28.4 million at August 31, 2006, as compared to $19.5 million at August 31, 2005, primarily due to increases in accounts receivable as a result of the acquisitions during the 2006 fiscal year and at the end of the 2005 fiscal year.

The Company believes that its future cash flows from operations which were approximately $13.1 million for the fiscal year ended August 31, 2006, along with cash of approximately $3.0 million at August 31, 2006, and the availability under its credit facility will be sufficient to cover operating cash requirements and current debt obligations over the next 12 months.  At August 31, 2006, $70.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.

Net cash provided by operating activities for the fiscal year ended August 31, 2006 was approximately $13.1 million as compared to $12.4 million for the year ended August 31, 2005.  Cash used in investing activities was approximately $121.1 million for the twelve months ended August 31, 2006, as compared to $26.6 million for the year ended August 31, 2005.  During the second and third quarters of 2006, the Company acquired ten additional behavioral health care facilities.  The total cash expenditures for these acquisitions were approximately $115.5 million and the Company’s existing credit facility was used to fund the transactions.  Additionally, capital expenditures were approximately $7.5 million for the fiscal year.  These uses of cash were partially offset by approximately $3.5 million received during the third quarter of fiscal 2006 from the sale of the Company’s prior National Support Center in Lewisville, Texas.  The Company moved into its new National Support Center location in April 2006.

Net cash provided by financing activities was approximately $102.9 million for the twelve months ended August 31, 2006, as compared to $20.4 million in the prior year and was primarily the result of net borrowings under the Company’s existing credit facility of approximately $99.0 million.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $7.5 million for the fiscal year ended August 31, 2006.  Property and equipment expenditures for fiscal year 2005 were approximately $3.1 million.  The Company anticipates its property and equipment expenditures for the 2007 fiscal year will be approximately $12 million.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation.  The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities.  The second payment was made during the third quarter of fiscal year 2006 and was approximately $422,000.  The third payment was made during the fourth quarter of fiscal year 2006 and was approximately $856,000.  The final variable payment will be made in the third fiscal quarter of 2007 and the Company anticipates the amount to be approximately $596,000.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On January 1, 2005, the Company entered into a long-term operating lease agreement of Laurelwood Hospital, a 160-bed behavioral health hospital located in Willoughby, Ohio, a suburb of Cleveland.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital.  Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture.  The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture.  The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital.  The Company has spent approximately $1.4 million on capital expenditures for Friends from the acquisition date through August 31, 2006.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company.  The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreements provide for additional variable payments in future years based on the future performance of the hospital and the management company.  The first payment was made during the first quarter of fiscal year 2007 and was approximately $3.2 million.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes.  One promissory note in the amount of $2.1 million was paid during the quarter ended February 28, 2006.  The other promissory note had an original principal balance of $2.0 million and is payable quarterly over three years, bearing interest at the prime rate.  The Company has received the first three quarterly payments during the second, third, and fourth quarters of fiscal 2006.  See Note 6, “Discontinued Operations” in the notes to the consolidated financial statements included elsewhere herein.

On January 1, 2006, the Company acquired Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The aggregate purchase price was approximately $9.6 million and was financed under the Company’s existing credit facility.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.7 million and was financed under the Company’s existing credit facility.  See Note 5, “Acquisitions” in the notes to the consolidated financial statements included elsewhere herein.

On August 9, 2006, the Company announced that it had entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The facility will occupy approximately 28,749 square feet and is anticipated to commence operation in the Company’s third fiscal quarter of 2007.

The Company intends to continue to fund acquisition activity using the balance currently available under the credit facility.  Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions mentioned above.  This First Amendment modified certain fee schedules and certain covenants of the Company under the credit facility.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005.  Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006.  Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006.  See Note 9, “Long-Term Debt” in the notes to the consolidated financial statements included elsewhere herein.

The Company may acquire additional inpatient psychiatric facilities that fit our corporate growth strategy. Management continually assesses our capital needs and, should the need arise, we will seek additional financing, including debt or equity, to fund potential acquisitions or for other corporate purposes.  In negotiating such financing, there can be no assurance that we will be able to raise additional capital on terms satisfactory to us.  Failure to obtain additional financing on reasonable terms could have a negative effect on our plans to acquire additional inpatient psychiatric facilities.

The following table provides aggregate information about the Company’s material contractual payment obligations and when these payments are due (in thousands):

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Other

Long Term Debt Obligations (1)	$106,005	$70	$156	$99,180	$6,599	$—
Interest on Long Term Debt (2)	39,290	8,345	16,675	6,830	7,440	—
Commitment Fees-Long Term Debt (3)	1,305	348	696	261	—	—
Operating Lease Obligations (4)	40,679	3,731	7,029	6,313	23,606	—
Other Contracts Obligations (5)	5,076	1,443	2,367	1,183	83	—
Other Long Term liabilities (6)	3,360	—	—	—	—	3,360

	$195,715	$13,937	$26,923	$113,767	$37,728	$3,360

(1)   At August 31, 2006, the Company had outstanding borrowings of $99.0 million related to its $175.0 million revolving credit facility.  The Company’s revolving credit facility expires on May 31, 2010, at which time all outstanding borrowings will be due.  The principal payments reflected in the table above relating to the revolving credit facility assume that the $99.0 million in borrowings outstanding at August 31, 2006 remains constant through May 31, 2010.  These payments could change significantly based on the actual borrowings and payments made by the Company on this revolving line of credit.  Additionally, the Company assumed a HUD loan in connection with the Focus – Delaware acquisition which had a principal balance of approximately $7 million at August 31, 2006.  Monthly payments of principal and interest are fixed over the term of this loan.  See Note 9 – “Long-Term Debt” in the notes to the consolidated financial statements included elsewhere herein for a further discussion of this loan.

(2)   Projected interest payments reported in the table above for the revolving credit facility were calculated based on outstanding debt of $99.0 million at an interest rate of 7.94% which represents the weighted average interest rate of Company debt at August 31, 2006.  Actual interest payments will differ, possibly significantly, as it cannot be guaranteed that outstanding borrowings will remain at $99.0 million.  In addition, future interest payments will be affected by changes in interest rate levels over time, as well as the Company’s basis point spread over the base rate as affected by its debt leverage.  For the HUD loan, the interest rate is fixed at 6.99% over the term of the loan and this was used to estimate the future interest payments under this loan.

(3)   Projected commitment fee payments relate to a 0.5% fee paid on the unused portion of the Company’s $175.0 million revolving credit facility.  At August 31, 2006 the Company had approximately $99.0 million in borrowings outstanding under the revolving credit facility.  The unused portion is reduced by approximately $6.4 million relating to various letters of credit expected to be in place during the periods.  The revolving credit facility expires on May 31, 2010.

(4)   The Company leases various office facilities and equipment under operating leases, as described in Note 14 – “Commitments and Contingencies” in the notes to the consolidated financial statements included elsewhere herein.  The table above reflects payments through the end of the lease terms currently in place. The significant property leases (payments in excess of $100,000 annually) included in the table above have the following terms:

(a)   Barboursville, West Virginia, approximately $19,800 per month, terminates on October 31, 2007

(b)   Blue Bell, Pennsylvania , approximately $27,000 per month, terminates on December 31, 2007

(c)   Nashville, Tennessee, approximately $12,200 per month, terminates on April 30, 2008

(d)   Denver, Colorado, approximately $11,700 per month, terminates on June 29, 2008

(e)   San Diego, California, approximately $22,600 per month, terminates on June 30, 2009

(f)    Beachwood, Ohio, approximately $9,800 per month, terminates on August 31, 2013

(g)   Lewisville, Texas, approximately $74,950 per month, terminates on March 31, 2016

(h)   Willoughby, Ohio, approximately $200,400 per quarter, terminates on December 31, 2019

(i)    Austin, Texas, approximately $75,100 per month anticipated to begin in April 2008 and terminate in March 2022

The Company is subleasing the Blue Bell, PA and Nashville, TN properties mentioned above.

(5)   The Company, through its hospital facilities, has entered into the following contracts.  A note payable to a Medical Director with monthly payments of $4,688 thru August 31, 2007.  A contract for adolescent program services with an annual fee of $10,000 terminating on June 22, 2008.  A pharmaceutical services agreement with a monthly payment of $9,500 that terminates on February 29, 2008.  Clinical Director contracts that terminate on October 31, 2006, March 31, 2007 and December 31, 2007 with monthly payments of $12,500, $12,500 and $4,167, respectively.  The joint venture with the Thomas Scattergood Behavioral Health Foundation requires that $5.5 million be expended for capital expenditures for Friends hospital over the first five operating years (2006 – 2010).  The long-term operating lease agreement associated with Laurelwood hospital requires the Company to contribute $41,666 each December 31st beginning December 31, 2007 and ending December 31, 2012.

(6)   $3.360,000 of the $4,106,000 in Other Non-Current Liabilities reflected on the Company’s balance sheet is included in this table to reflect future payment obligations associated with workers compensation, professional liability, and the long-term portion of the employees’ vacation accrual.  The Company has reflected these payments under “other”, as the timing of these future payments is dependent on the actual processing of the claims and when an employee takes vacation beyond the amount recorded in the current portion of the vacation accrual in our financial statements.  An additional $470,000 is a non-contractual contingency reserve.

Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities for which the Company cannot reasonably predict the amount(s) or timing of future payments, if any.  See Note 14 “Commitments and Contingencies” to the Consolidated Financial Statements of the Company included elsewhere herein.

Inflation and Economic Trends

Although inflation has not had a material impact on our results of operations, the health care industry is very labor intensive and salaries and benefits are subject to inflationary pressures as are rising supply costs that tend to escalate as vendors pass on the rising costs through price increases.  Some of our freestanding owned, leased and managed inpatient behavioral health care facilities we operate are experiencing the effects of the tight labor market, including a shortage of doctors and nurses, which has caused and may continue to cause an increase in our salaries, wages and benefits expense in excess of the inflation rate.  Although we cannot predict our ability to cover future cost increases, management believes that through adherence to cost containment policies, labor management and reasonable price increases, the effects of inflation on future operating margins should be manageable.  Our ability to pass on increased costs associated with providing health care to Medicare and Medicaid patients is limited due to various federal, state and local laws that have been enacted which, in certain cases, limit our ability to increase prices.  In addition, as a result of increasing regulatory and competitive pressures and a continuing industry wide shift of patients into managed care plans, our ability to maintain margins through price increases to non-Medicare patients is limited.

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

Critical Accounting Policies and Estimates

This discussion should be read in conjunction with Note 2 “Significant Accounting Policies and Estimates” in the notes to the consolidated financial statements included elsewhere herein which describes in more detail the Company’s significant accounting policies and estimates.

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

Allowances for Doubtful Accounts:  The Company maintains allowances for doubtful accounts for estimated losses that may result from the inability of its customers to make required payments.  It is the Company’s policy to record an allowance for doubtful accounts and fully reserve for a customer account if a receivable balance remains outstanding in excess of 90 days for the contract management services and EAP services groups.  Discretionary amounts may be reserved prior to aging 90 days and are based on the likelihood of recoverability of accounts receivable considering such factors as past experience and taking into account current collection trends that are expected to continue.  Factors taken into consideration in estimating the allowances include amounts past due, in dispute, or a client which the Company believes might be having financial difficulties. If economic, industry, or specific customer business trends worsen beyond earlier estimates, the Company may increase the allowances for doubtful accounts by recording additional expense.  Legal fees expended in the pursuit of the outstanding amounts are considered “recovered” prior to the reversal of any previously written off bad debt.

The primary collection risk with regard to patient receivables associated with the Company’s hospital services group lies with uninsured patient accounts or patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement, but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding.  The Company estimates the allowance for doubtful accounts for these receivables primarily based upon the age of the patient accounts receivable, the patients’ economic ability to pay and the effectiveness of historical collection efforts. During the first quarter of fiscal 2006, the allowance for doubtful accounts for the hospital services group was re-evaluated based on the operating experience with our free standing behavioral healthcare facilities.  The Company revised its reserve on bad debt for third-party payor delinquent accounts based on its actual historical collections.  The implementation of this change in estimate in the first quarter of 2006 had a favorable impact of approximately $532,000.  It is currently the Company’s policy for the hospital services group to record an allowance for doubtful accounts and fully reserve for a customer account if a receivable balance remains outstanding in excess of 180 days from the date of discharge or in excess of 180 days from the billing date for Medicaid accounts.  Additionally, it is the Company’s policy based on historical experience, to fully reserve for any self-pay balances outstanding on the date of discharge.  Accounts receivable acquired through an acquisition are recorded at net realizable value.  The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts.  Discretionary amounts may be reserved prior to aging 180 days from discharge upon review of the account and upon determination that the collection of the account or a portion thereof is uncollectible.  Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

The Company employs a full time business office manager at each of its free-standing hospital facilities who is responsible for billing and collection efforts.  The Company also employs a credit risk manager whose primary responsibility is the collection of outstanding receivable balances for the contract management services and EAP services groups.  It is the Company’s policy to write off receivable balances or portions thereof against the allowance for doubtful accounts if all collection efforts have been exhausted and the account is deemed to be uncollectible.

As of August 31, 2006, the Company’s days sales outstanding was 52.7 days, an increase of 10.5% from 47.7 days at August 31, 2005.  As of August 31, 2006, the Company owned and operated a total of fifteen freestanding behavioral facilities, compared to five such facilities at August 31, 2005.

Shown below is our payor mix concentrations and related aging of net accounts receivable for our hospital services, contract management services, and EAP services groups as of August 31, 2006 and 2005 (in thousands):

	Days outstanding
	0 - 30	31 - 60	61 - 90	91 - 120	121 - 150	151 - 180	Over 180	Total
As of August 31, 2006:
Hospital Services
Medicare	$3,739	$560	$236	$258	$203	$147	$—	$5,143
Medicaid	5,202	1,418	571	315	221	213	—	7,940
HMO/PPO/Commercial	5,301	2,102	1,244	875	825	696	—	11,043
Self-pay	270	—	—	—	—	—	—	270
Other	2,518	1,016	367	147	206	160	—	4,414
Total Hospital Services	17,030	5,096	2,418	1,595	1,455	1,216	—	28,810

Contract Mgmt Services (a)	7,136	2,104	574	(7)	—	(54)	148	9,901

EAP Services (b)	1,064	1,009	72	—	—	—	—	2,145

Total Accounts Receivable, net	$25,230	$8,209	$3,064	$1,588	$1,455	$1,162	$148	$40,856

% of Total A/R	61.7%	20.1%	7.5%	3.9%	3.6%	2.8%	0.4%

As of August 31, 2005:
Hospital Services
Medicare	$1,421	$410	$79	$132	$—	$9	$—	$2,051
Medicaid	2,856	284	273	204	168	188	151	4,124
HMO/PPO/Commercial	5,261	1,185	762	463	122	27	2	7,822
Self-pay	445	185	245	123	97	50	—	1,145
Other	692	14	36	16	—	—	—	758
Total Hospital Services	10,675	2,078	1,395	938	387	274	153	15,900

Contract Mgmt Services (a)	8,100	2,292	461	99	—	—	78	11,030

EAP Services (b)	1,191	713	40	—	—	—	2	1,946

Total Accounts Receivable, net	$19,966	$5,083	$1,896	$1,037	$387	$274	$233	$28,876

% of Total A/R	69.1%	17.6%	6.6%	3.6%	1.3%	1.0%	0.8%

(a)          Payor class consists of acute-care hospital facilities.

(b)         Payor class consists of third-party insurance carriers and commercial organizations.

The Company’s provision for doubtful accounts increased approximately $1.9 million from $4.4 million for the year ended August 31, 2005, to $6.3 million for the year ended August 31, 2006, primarily as a result of the acquisitions in the Company’s hospital services group.  Our freestanding behavioral health facilities historically experience higher bad debt expense and days sales outstanding than the contract management services, and EAP services groups.  Accordingly, as the Company acquires additional free-standing behavioral health facilities, bad debt expense and days sales outstanding is expected to increase as the percentage of consolidated revenues derived from free-standing behavioral health facilities increases.  The Company owned and operated two facilities for the full year and three facilities for a portion of the year ended August 31, 2005.  These five facilities were operated by the Company for the entire year ended August 31, 2006, and an additional ten facilities were acquired during the year.

Hospital Services – Total receivables grew from approximately $15.9 million at August 31, 2005, to $28.8 million at August 31, 2006 due to the acquisitions mentioned above.  Approximately 77% of the receivable balance at August 31, 2006 was within 60 days outstanding.

Contract Management Services – Total receivables decreased from approximately $11.0 million at August 31, 2005 to $9.9 million at August 31, 2006.  Approximately 93% of the receivable balance at August 31, 2006 was within 60 days outstanding.  At August 31, 2006, the balance in the 151 – 180 days column relates to payments received subsequent to year end on past due invoices.  The balance in the over 180 days column relates to Medicaid cost report settlement payments due from one customer.

EAP Services – Total receivables increased from approximately $1.9 million at August 31, 2005 to $2.1 million at August 31, 2006.  Approximately 97% of the receivable balance at August 31, 2006 was within 60 days outstanding.

The clients in the Company’s contract management and EAP services groups are primarily corporate entities and acute-care hospitals whereas, clients for the Company’s hospital services group range from governmental agencies, such as Medicare, to individuals with no insurance (self-pays).

Allowance for Contractual Discounts:  With regard to the Company’s behavioral health hospitals, the Medicare and Medicaid regulations are complex and various managed care contracts may include multiple reimbursement mechanisms for different types of services provided and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  The Company estimates the allowance for contractual discounts on a payor-specific basis given its interpretation of the applicable regulations or contract terms.  The services authorized and provided and related reimbursements are often subject to interpretation that could result in payments that differ from the Company’s estimates in the near term.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.  Contractual discounts are reported as deductions from patient service revenue at the time the service is rendered.  During the year ended August 31, 2005, the Company recorded a net decrease in the allowance for contractual discounts of approximately $19,000 as a result of Medicare cost report settlements for the 2004 fiscal year for our Michiana Behavioral Health and Poplar Springs facilities.  Adjustments related to settlements during fiscal 2005 for other payor classes were insignificant.  During the year ended August 31, 2006, the Company recorded a net decrease in the allowance for contractual discounts of approximately $451,000 as a result of Medicare cost report settlements for the 2005 fiscal year for our Michiana, Poplar Springs, Laurelwood, Friends and River Park facilities.  Adjustments related to settlements during fiscal 2006 for other payor classes were insignificant.

Medical Claims: Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s EAP business.  The IBNR portion of medical claims payable is estimated based upon past claims payment experience for member groups, enrollment data, utilization statistics and other factors using accounting methodologies.  Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate.  Medical claim payable balances are monitored and reviewed monthly.  Changes in assumptions for care costs caused by changes in actual or expected experience could cause these estimates to change significantly.  Reserves for these liabilities at August 31, 2006 and 2005 were $983,000 and $2,838,000, respectively.  During fiscal year 2005 and prior, the Company offered at risk managed behavioral health services to self-funded employee groups, insurance companies and commercial HMO & PPO plans through its EAP Services group.  At the end of fiscal year 2005, all contracts for managed behavioral healthcare services on an at-risk basis had been terminated in connection with the reorganization of the EAP Services group.  Thus, the medical claims liability related to these services has decreased significantly during fiscal year 2006 and is the primary reason for the $2 million decrease in this balance.

Stock-Based Compensation: Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”).  Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards.  Stock-based compensation for fiscal year 2006 was approximately $2,047,000 and is included in selling, general and administrative expenses in the consolidated statement of operations.  This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005.  See Note 3 “Stock-Based Compensation” in the notes to the consolidated financial statements included elsewhere herein.

Goodwill and Intangible Assets: Goodwill represents the excess of purchase price over the fair value of identifiable assets acquired, net of liabilities assumed.  Intangibles consist of the separately identifiable intangibles, such as contract valuations, non-competes and trade names.  At August 31, 2006 goodwill and intangible assets represented 47.4% of total assets.  Contract valuations represent the fair value of management contracts and service contracts purchased and are being amortized using the straight–line method over seven years.  Other intangibles are being amortized over their estimated useful lives.  Per the provisions of SFAS No. 142, the Company performs an annual goodwill impairment review, for each business service group as defined in Note 10 “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements, in the third quarter of each fiscal year or when events or changes in circumstances indicate the carrying value may not be recoverable.  Indicators the Company consider important which could trigger an impairment review include, without limitation, (i) significant under-performance or loss of key contracts acquired in an acquisition relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of the acquired assets or the strategy of the Company’s overall business; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period; and (vi) regulatory changes.  In assessing the recoverability of the Company’s goodwill and intangibles, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  The fair value of the asset could be different using different estimating methods and assumptions in these valuation techniques resulting in a possible impairment of the intangible assets and/or goodwill, or alternatively an acceleration in amortization expense may result.  An impairment charge would reduce operating income in the period it was determined that the charge was needed.  As a result of the May 31, 2006 impairment testing, no impairment adjustments were deemed necessary.

Reserves for Employee Health and Workers Compensation Benefits:  These reserves represent accruals for estimated claims incurred, but unpaid or not reported. The accruals are based on a number of factors including historical experience, industry trends and recent claims history and are subject to ongoing revision as conditions might change and as new data may be presented.  In estimating the liability for claims, the Company obtains an estimate from a third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.  Reserves for employee health benefits at August 31, 2006 and 2005 were $910,000 and $1,191,000, respectively.  Reserves for workers compensation at August 31, 2006 and 2005 were $1,802,000 and $1,214,000, respectively.  The increase in the reserve for workers compensation is primarily due to the increase in the Company’s employee base and claims experience.  Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2006 and includes a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

Reserves for Professional and General Liability Claims:  This reserve represents an accrual for certain general and professional liability claims filed and for claims incurred, but not yet reported.  Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience.  In estimating the liability for claims, the Company obtains an estimate from a third party actuarial firm, which calculates an estimate using historical experiences and estimates of claim costs as well as numerous assumptions regarding factors relevant to the derivation of an estimate of future claim costs.  The Company takes into account those estimates when determining the appropriate reserves.  Reserves for these liabilities at August 31, 2006 and 2005 were $1,497,000 and $1,442,000, respectively.   Reserve estimates are expected values of the amounts required to pay claims reported or incurred through August 31, 2006 and include a reasonable additional reserve to account for a possible adverse deviation from the expected values estimated.

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

As of August 31, 2006, the Company had approximately $99.0 million outstanding under its revolving credit facility with a weighted average interest rate of approximately 7.99%.  A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of August 31, 2006, would change interest expense by approximately $791,000 annually.  This would be funded out of cash flows from operations, which were approximately $13.1 million for the twelve months ended August 31, 2006.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements of the Company and the Notes thereto appearing at page F-1 to F-38 elsewhere herein, which information is incorporated by reference into this Item 8.

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

Based on their evaluation as of August 31, 2006, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to the management.

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

Pursuant to SEC guidance, we have excluded Copper Hills Youth Center, Kingwood Pines Hospital, and the Lighthouse/Focus behavioral health facilities from our assessment of internal control over financial reporting as of August 31, 2006 because the hospitals were acquired by the Company in purchase business combinations during 2006.  Our independent registered public accounting firm has also excluded these entities from their audit.  Copper Hills Youth Center is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately 3.4% and 3.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.  Kingwood Pines Hospital is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately 5.0% and 2.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.  The eight Lighthouse/Focus facilities are wholly owned subsidiaries of the Company whose total assets and total revenues represent approximately 33.5% and 9.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.

Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of August 31, 2006, and the effectiveness of our internal control over financial reporting as of August 31, 2006 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited the consolidated financial statements of the Company included in this report on Form 10-K, as stated in their report which is included herein.  The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006, is included in the “Report of Independent Registered Public Accounting Firm,” elsewhere within this document.

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

PART III

ITEM 10.                                            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company will file with the Commission a definitive proxy statement with respect to the Annual Meeting of Stockholders of the Company to be held on January 19, 2007 (the “Proxy Statement).  The information relating to our directors set forth in the Company’s Proxy Statement under the caption of “Election of Directors” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

Audit Committee Financial Experts

The Company has determined that the two members of the Audit Committee of the Board of Directors, George E. Bello and James E. Buncher each qualify as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of those individuals is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act.

Executive Officers of Registrant

The Executive Officers of the Company are as follows:

Name	Age	Position
James K. Newman	62	Chairman of the Board, President and Chief Executive Officer
David K. White, Ph.D.	50	President, Contract Management Services
Frank J. Baumann	47	President, Hospital Services
John E. Pitts	41	Executive Vice President, Finance and Chief Financial Officer
David K. Meyercord	59	Executive Vice President, Administration and General Counsel
Donald W. Thayer	57	Executive Vice President, Acquisitions and Development

James K. Newman has served as Chairman of the Board since February 1992.  Currently he also serves as President and Chief Executive Officer of the Company.  In April 2003, he re-assumed the position of President and Chief Executive Officer of the Company, a position he had previously held from July 1989 through August 1997.  He has been Chairman and Chief Executive Officer since April 2003 and was also President from April 2003 until April 2005, a position he re-assumed again in July 2006.  Mr. Newman previously served as a consultant to the Company from September 1997 through April 2003.  Mr. Newman currently serves as a director of United Surgical Partners, Inc., a health care company engaged in the operation of ambulatory surgical centers, and of Telecare Corporation, a privately held behavioral health service provider.

David K. White, Ph.D. has served as President – Contract Management Services of the Company since July 2006.  He previously served as President and Chief Operating Officer of the Company from April 2005 until July 2006, and as President – Behavioral Health Services from September 2002 until April 2005.  He formerly served as

Senior Vice President – Operations from November 1998 until September 2002 and as Vice President - Operations from February 1998 to October 1998.  He was a Regional Vice President from September 1996 to January 1998 and a Regional Director of Operations from April 1995 to August 1996.

Frank J. Baumann has been President – Hospital Services of the Company since December 2005.  Previously he served as President – Contract Management Services from April 2005 to December 2005.  He has also served as Senior Vice President – Operations since March 1999.  He was President – ProCare One Nurses from June 2002 to October 2003 and had oversight responsibility for that service group until its sale on August 29, 2005.  He was President – Physical Rehabilitation Services from March 1999 to April 2005.  He formerly served as a Regional Vice President from March 1997 to March 1999.  He was also a Regional Director of Operations from November 1996 to March 1997.

John E. Pitts has been Executive Vice President – Finance and Chief Financial Officer since September 2005.  Mr. Pitts was appointed as Chief Financial Officer of the Company in October 2004 by the Board of Directors following his appointment as Senior Vice President - Finance and Principal Financial Officer in September 2004.  He formerly had served as Vice President - Finance and Principal Accounting Officer since October 2003 and had been Vice President - Controller since November 2001.  Mr. Pitts had previously served the Company in various accounting positions from December 1993 through October 2001.

David K. Meyercord has been Executive Vice President Administration and General Counsel since September 2005.  Mr. Meyercord joined the company as Senior Vice President and General Counsel in July 2004.  Effective in September 2004, his title was changed to Senior Vice President - Administration and General Counsel as a result of a change in responsibilities.  Prior to July 2004, Mr. Meyercord had been a partner in the law firm of Strasburger & Price, LLP, a Dallas-based law firm.  He had been a member of that law firm since 1975 and served as its managing partner from 1990 to 1998. He had represented the Company as outside general counsel since its inception.

Donald W. Thayer has been Executive Vice President-Acquisitions and Development since September 2005 and had previously served as Senior Vice President-Acquisitions and Development since September 2003.  He formerly served as the Managing Director-Mergers and Acquisitions for B.C. Ziegler and Company from December 2001 to September 2003.  From July 2000 to November 2001 he was an independent consultant working under multiple consulting agreements to provide acquisition and development services.  Mr. Thayer served as Vice President-Acquisition and Development from July 1978 through July 2000 for Tenet Healthcare Corporation.

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

Section 16(a) Compliance

The information relating to Section 16(a) beneficial ownership reporting compliance that will be set forth in our Proxy Statement under the caption “Stock Ownership by Directors, Executive Officers and 5% Beneficial Owners” is incorporated herein by reference.

ITEM 11.               EXECUTIVE COMPENSATION

The information that will be set forth in our Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.  The Comparative Performance Graph and the Compensation Committee Report on Executive Compensation that also will be included in the Proxy Statement are expressly not incorporated herein by reference.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth a summary of the equity compensation plans offered by the Company:

Equity Compensation Plan Information as of September 30, 2006

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issue under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category
Equity compensation plans approved by security holders	1,177,440	$9.11	390,032
Equity compensation plans not approved by security holders	—	—	—
Total	1,177,440	$9.11	390,032

The Company hereby incorporates into this Item 12 by reference to the Proxy Statement the other information required by this Item 12 that will appear in the Proxy Statement under the caption “Security Ownership by Management and Principal Stockholders”.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

The information that will be set forth in our Proxy Statement under the caption “Appointment of Independent Registered Accounting Firm” is incorporated herein by reference.

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

Consent and First Amendment to Third Amended and Restated Credit Agreement dated November 14, 2005, between Horizon Health Corporation and Horizon Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).

10.2	-

Asset Purchase Agreement dated as of December 9, 2005, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.3	-

Asset Purchase Agreement dated as of December 9, 2005, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.4	-

Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

10.5	-

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

10.6	-

Amended and Restated Asset Purchase Agreement dated as of January 30, 2006, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.7	-

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

10.8	-

First Amendment to Asset Purchase Agreement dated as of January 30, 2006, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.9	-

Limited Partner Interest Purchase Agreement dated as of January 17, 2006, by and among HHC Kingwood Investment, LLC as Purchaser, Signet Health Corporation as Seller and SHC-KPH, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.10	-

Membership Interest Purchase Agreement dated as of January 17, 2006, by and among Horizon Health Hospital Services, Inc. as Purchaser, Jerry G. Browder as Seller and Kingwood Pines Hospital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.11	-

Third Amendment to Third Amended and Restated Credit Agreement dated as of May 24, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.12	-

Lease Agreement dated as of August 9, 2006, between Horizon Mental Health Management, Inc. as Tennant and St. David’s Healthcare Partnership LP, LLP as Landlord (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006).

10.13	-

Executive Agreement, dated September 7, 2006, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.14	-

Executive Agreement, dated September 7, 2006, between the Company and David K. White (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.15	-

Executive Agreement, dated September 7, 2006, between the Company and John E. Pitts (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.16	-

Executive Agreement, dated September 7, 2006, between the Company and Donald W. Thayer (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.17	-

Executive Agreement, dated September 7, 2006, between the Company and David K. Meyercord (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.18	-

Executive Agreement, dated September 7, 2006, between the Company and Frank J. Baumann (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.19	-

Horizon Health Corporation Bonus Plans for Executive Officers for the 2007 Fiscal Year (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006).

10.20	-	Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.21	-

Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.22	-

Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.23	-	Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.24	-	Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

10.25	-	Horizon Health Corporation Bonus Plan Fiscal 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005).

21	-	List of Subsidiaries of the Company (filed herewith).

23	-	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	-	Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	-	Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350(filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2006
HORIZON HEALTH CORPORATION

	By:	/s/ JOHN E. PITTS
John E. Pitts
Executive Vice President – Finance and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KEN NEWMAN	Director and Chairman of the Board,	November 9, 2006
Ken Newman	President and Chief Executive Officer (Principal Executive Officer)

/s/ JOHN E. PITTS	Executive Vice President, Finance	November 9, 2006
John E. Pitts	and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ GEORGE E. BELLO	Director	November 9, 2006
George E. Bello

/s/ MIKE R. BOWLIN	Director	November 9, 2006
Mike R. Bowlin

/s/ JAMES E. BUNCHER	Director	November 9, 2006
James E. Buncher

/s/ ROBERT A. LEFTON	Director	November 9, 2006
Robert A. Lefton

/s/ WILLIAM H. LONGFIELD	Director	November 9, 2006
William H. Longfield

/s/ C. THOMAS SMITH	Director	November 9, 2006
C. Thomas Smith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Horizon Health Corporation:

We have completed integrated audits of Horizon Health Corporation’s August 31, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006, and an audit of its August 31, 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under item 15a(1) present fairly, in all material respects the financial position of Horizon Health Corporation and its subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles general accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under item 15a(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Cooper Hills Youth Center, Kingwood Pines Hospital and the eight Lighthouse & Focus behavioral health facilities from its assessment of internal control over financial reporting as of August 31, 2006 because they were acquired by the Company in purchase business combinations during 2006.  We have also excluded these entities from our audit of internal control over financial reporting. Copper Hills Youth Center is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately 3.4% and 3.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.  Kingwood Pines Hospital is a wholly owned subsidiary of the Company whose total assets and total revenues represent approximately 5.0% and 2.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.  The eight Lighthouse/Focus facilities are wholly owned subsidiaries of the Company whose total assets and total revenues represent approximately 33.5% and 9.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended August 31, 2006.

/s/ PricewaterhouseCoopers LLP

Dallas, Texas

November 9, 2006

HORIZON HEALTH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$3,043	$8,098
Accounts receivable less allowance for doubtful accounts of $8,486 and $5,741 at August 31, 2006 and 2005, respectively	40,856	28,876
Prepaid expenses and supplies	6,630	4,822
Other receivables	4,637	2,211
Other assets	1,617	3,085
Income taxes receivable	1,619	204
Deferred taxes	6,021	5,388

TOTAL CURRENT ASSETS	64,423	52,684

Property and Equipment, net	100,189	51,698

Goodwill	106,054	74,228
Other indefinite life intangibles	42,447	3,887
Contracts, net of accumulated amortization of $7,756 and $6,946 at August 31, 2006 and 2005, respectively	2,059	2,869
Other intangibles, net of accumulated amortization of $402 and $343 at August 31, 2006 and 2005, respectively	40	100
Other non-current assets	2,428	1,752

TOTAL ASSETS	$317,640	$187,218

See accompanying notes to consolidated financial statements.

(In thousands, except share and per share amounts)

	August 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$7,362	$4,665
Employee compensation and benefits	12,665	11,985
Medical claims payable	983	2,838
Accrued expenses and unearned revenue	14,902	13,706
Current portion of long-term debt	70	—

TOTAL CURRENT LIABILITIES	35,982	33,194

Other non-current liabilities	4,106	4,002
Long-term debt	105,935	—
Deferred income taxes	8,108	3,036

TOTAL LIABILITIES	154,131	40,232

Minority interest	4,053	3,865

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 15,048,328 shares issued and 15,033,747 shares outstanding at August 31, 2006, and 14,906,772 shares issued and 14,899,127 outstanding at August 31, 2005	151	149
Additional paid-in capital	88,375	84,020
Retained earnings	71,272	59,150
Treasury stock, at cost, 14,581 shares at August 31, 2006 and 7,645 shares at August 31, 2005	(342)	(198)

TOTAL STOCKHOLDERS’ EQUITY	159,456	143,121

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$317,640	$187,218

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended August 31,
	2006	2005	2004

Revenue	$274,961	$207,392	$161,825

Cost of services (exclusive of depreciation and amortization shown separately below)	211,096	160,032	121,554
Selling, general and administrative	26,605	23,220	18,835
Provision for doubtful accounts	6,256	4,382	869
Impairment loss on building	—	1,015	—
Depreciation and amortization	5,529	3,387	2,795

Operating income	25,475	15,356	17,772

Other income (expense):
Interest expense	(5,251)	(1,573)	(1,354)
Interest income and other	55	275	47

Income before income taxes, minority interest and discontinued operations	20,279	14,058	16,465

Income tax provision	7,976	5,332	6,252

Minority interest, net	188	(15)	—

Income from continuing operations	12,115	8,741	10,213

Discontinued operations:
Income (loss) from discontinued operations, net	3	(488)	562
Income (loss) on disposal of discontinued operations, net	4	(3,102)	—

Discontinued operations	7	(3,590)	562

Net Income	$12,122	$5,151	$10,775

Basic earnings per common share:
Continuing operations	$0.81	$0.68	$0.94
Discontinued operations	0.00	(0.28)	0.05
	$0.81	$0.40	$0.99

Diluted earnings per common share:
Continuing operations	$0.79	$0.66	$0.90
Discontinued operations	0.00	(0.27)	0.05
	$0.79	$0.39	$0.95

Weighted average shares outstanding:
Basic	14,974	12,829	10,849
Diluted	15,408	13,306	11,346

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

		Common Stock	Additional Paid-in	Retained	Treasury	Treasury Stock,
	Shares	Amount	Capital	Earnings	Shares	at Cost	Total

Balance at August 31, 2003	11,326	$113	$20,975	$44,162	326	$(1,459)	$63,791

Net Income	—	—	—	10,775	—	—	10,775
Purchase of treasury stock	—	—	—	—	48	(1,177)	(1,177)
Tax benefit associated with stock options exercised	—	—	2,109	—	—	—	2,109
Employee stock purchases	—	—	99	—	(14)	130	229
Exercise of stock options:
Issuance of treasury stock	—	—	(99)	(772)	(206)	1,835	964
Employee surrenders for tax payments	—	—	—	—	37	(867)	(867)

Balance at August 31, 2004	11,326	$113	$23,084	$54,165	191	$(1,538)	$75,824

Net Income	—	—	—	5,151	—	—	5,151
Follow-on public offering	3,450	35	58,398	(17)	—	—	58,416
Purchase of treasury stock	—	—	—	—	10	(292)	(292)
Tax benefit associated with stock options exercised	—	—	1,778	—	—	—	1,778
Employee stock purchases	23	—	377	—	(9)	90	467
Exercise of stock options:
Issuance of shares	108	1	486	—	—	—	487
Issuance of treasury stock	—	—	(103)	(149)	(197)	1,904	1,652
Employee surrenders for tax payments	—	—	—	—	13	(362)	(362)

Balance at August 31, 2005	14,907	$149	$84,020	$59,150	8	$(198)	$143,121

Net Income	—	—	—	12,122	—	—	12,122
Stock-based compensation	—	—	1,910	—	—	—	1,910
Tax benefit associated with stock options exercised	—	—	1,306	—	—	—	1,306
Exercise of stock options:
Issuance of shares	134	2	1,002	—	—	—	1,004
Employee surrenders for tax payments	—	—	—	—	7	(143)	(143)
Restricted share awards:
Issuance of restricted share awards, net of forfeitures	7	—	137	—	—	—	137
Employee surrenders for tax payments	—	—	—	—	—	(1)	(1)

Balance at August 31, 2006	15,048	$151	$88,375	$71,272	15	$(342)	$159,456

Treasury shares reported were not affected by the two-for-one stock split.  The split in the form of a 100% stock dividend was only issued on common shares outstanding at the close of business on May 31, 2005.

See accompanying notes to consolidated financial statements.

HORIZON HEALTH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended August 31,
	2006	2005	2004
Operating activities:
Net income	$12,122	$5,151	$10,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	6,256	4,382	810
Depreciation and amortization	5,529	3,387	2,925
Deferred income taxes	4,439	(4,567)	1,168
Loss on disposal of property and equipment	202	10	—
Loss on disposal of discontinued operations	—	4,823	—
Net loss on write down of building	—	1,015	—
Tax benefit associated with stock options exercised	1,306	1,778	2,109
Stock-based compensation	2,047	—	—
Excess tax benefits associated with stock-based compensation awards	(516)	—	—
Increase (decrease) in minority interest	188	(15)	—
Changes in operating assets and liabilities, net of assets acquired/sold:
Increase in accounts receivable	(9,413)	(8,251)	(8,077)
(Increase) decrease in income taxes receivable	(1,415)	(152)	576
(Increase) decrease in other receivables	(2,453)	(1,402)	325
(Increase) decrease in prepaid expenses and supplies	(1,341)	(3,490)	238
Increase in other assets	(1,713)	(234)	(152)
(Decrease) increase in accounts payable, employee compensation and benefits, medical claims payable, accrued expenses and unearned revenues	(2,165)	7,492	1,674
(Decrease) increase in income taxes payable	(57)	57	(74)
Increase in other non-current liabilities	105	2,414	140
Net cash provided by operating activities	13,121	12,398	12,437

Investing activities:
Purchases of property and equipment	(7,490)	(3,149)	(1,775)
Proceeds from sale of property and equipment	3,465	8	—
Payment for purchase of Lighthouse/Focus	(91,736)	—	—
Payment for purchase of Kingwood Pines Hospital	(14,128)	—	—
Payment for purchase of Copper Hills Youth Center	(9,594)	—	—
Payment for Friends Behavioral Health System price adjustment	(196)	—	—
Payment for River Park Hospital price adjustment	(166)	—	—
Payment for Michiana Behavioral Health Center price adjustment	—	(11)	—
Payment for Poplar Springs Hospital price adjustment	(1,278)	(423)	—
Purchase price adjustment for Choice Health	—	352	—
Payment for purchase of Friends Behavioral Health System	—	(16,372)	—
Payment for purchase of River Park Hospital	—	(11,181)	—
Proceeds from sale of ProCare One Nurses	—	4,200	—
Payment for purchase of Michiana Behavioral Health Center	—	—	(6,198)
Payment for purchase of Poplar Springs Hospital	—	—	(29,651)
Payment for Integrated Insights price adjustment	—	—	(27)
Net cash used in investing activities	(121,123)	(26,576)	(37,651)

Financing activities:
Payments on long-term debt	(212,928)	(91,600)	(111,300)
Borrowings under lines of credit	311,900	51,600	137,300
Proceeds from follow-on public offering of common stock	—	58,416	—
Cash received from payment of notes receivable	2,600	—	—
Cash provided in exercise of Options/Employee Stock Purchase Plan	1,003	2,606	1,193
Excess tax benefits associated with stock-based compensation awards	516	—	—
Tax payments in connection with treasury stock surrendered	(144)	(362)	(867)
Purchases of treasury stock	—	(292)	(1,177)
Net cash provided by financing activities	102,947	20,368	25,149

Net (decrease) increase in cash and cash equivalents	(5,055)	6,190	(65)
Cash and cash equivalents at beginning of year	8,098	1,908	1,973
Cash and cash equivalents at end of year	$3,043	$8,098	$1,908

	Years ended August 31,
	2006 (a)	2005 (b)	2004 (c)
Supplemental disclosure of cash flow information
Net cash paid during the period for:
Interest	$3,273	$1,033	$611
Income taxes	$3,708	$5,883	$2,879

Non-cash investing activities:
Fair value of assets acquired	$127,974	$34,510	$36,666
Cash paid	(115,458)	(27,553)	(35,849)
Liabilities assumed	$12,516	$6,957	$817

(a)                                  Non-cash investing activity consists of the purchase of Copper Hills Youth Center effective January 1, 2006, the purchase of Kingwood Pines Hospital effective January 17, 2006, and the purchase of the Lighthouse & Focus behavioral healthcare facilities effective February 1, 2006 and April 1, 2006.  See Note 5 “Acquisitions” elsewhere herein this document.

(b)                                 Non-cash investing activity consists of the purchase of Friends Behavioral Health System effective July 1, 2005 and the purchase of River Park Hospital effective August 1, 2005.  See Note 5 “Acquisitions” elsewhere herein this document.

(c)                                  Non-cash investing activity consists of the purchase of Michiana Behavioral Health Center effective April 1, 2004 and the purchase of Poplar Springs Hospital effective June 1, 2004.  See Note 5”Acquisitions” elsewhere herein this document.

See accompanying notes to the consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2006, 2005 AND 2004

1.                          ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified health care services provider.  The Company owns/leases and operates fifteen behavioral health care hospitals and related facilities, which provide behavioral health care programs for children, adolescents, and adults.  Additionally, the Company is a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States. The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions.  The Company also offers an array of behavioral healthcare products to corporate clients, government agencies and third party administrators through employee assistance programs.

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

The Company currently has regional offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Delaware, Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia.  The Company’s National Support Center and EAP Call Center is in the Dallas suburb of Lewisville, Texas.

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

Since its formation, the Company has completed twenty-nine acquisitions, including the following sixteen consummated in the last three fiscal years:

•       On August 9, 2006, a wholly-owned subsidiary of the Company entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion located in Austin, Texas.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals. The lease term will commence upon completion of renovations to the facility and upon receipt of all government approvals and licenses required to operate the premises as a free-standing psychiatric hospital.

•       On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and will be considered a single operating facility going forward.  Additionally, the Company acquired a facility from Lighthouse which is expected to begin operations during fiscal year 2007.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.

•       Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner.

As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership.

•       On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation.  Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The transaction was structured as a stock purchase agreement.

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

•       Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operates five behavioral facilities (three owned and two leased) under the name of Poplar Springs Hospital with a total licensed capacity of 187 beds, in the central Virginia region.  The facilities have been consolidated with the Company since June 1, 2004.

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

Cash and Cash Equivalents: Cash and cash equivalents primarily include highly liquid investments with original maturities of three months or less when purchased.  The carrying amount approximates fair value due to the short maturity of these instruments.  Book overdrafts of approximately $660,000 were included in accounts payable at August 31, 2006.

Accounts Receivable:  Accounts receivable vary according to the type of service being provided.  Accounts receivable for our Hospital Services segment is comprised of patient service revenue and is recorded net of allowances for contractual discounts and estimated allowances for doubtful accounts.  Such amounts are owed by various governmental agencies, insurance companies and private patients.  Medicare comprised approximately 17.9% and 12.9% of net patient receivables for our Hospital Services segment at August 31, 2006 and 2005, respectively, and 12.6% and 7.1% of total accounts receivable (net) of the Company at August 31, 2006 and 2005, respectively.  Medicaid comprised approximately 27.6% and 25.9% of net patient receivables for our Hospital Services segment at August 31, 2006 and 2005, respectively, and 19.4% and

14.3% of total accounts receivable (net) of the Company at August 31, 2006 and 2005, respectively.  Concentration of credit risk from other payors is reduced by the large number of patients and payors.

Accounts receivable from our Contract Management Services segment and our EAP Services segment are comprised of contractually determined fees for services rendered.  Such amounts are recorded net of estimated allowances for doubtful accounts.  Concentration of credit risk is reduced by the large number of customers.

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

The primary collection risk with regard to patient receivables associated with the Company’s behavioral health care facilities lies with uninsured patient accounts or patient accounts whereby the primary insurance carrier has paid the amounts covered by the applicable agreement, but the portion of the amount that is the patient’s responsibility (primarily deductibles and co-payments) remains outstanding.  The Company estimates the allowance for doubtful accounts primarily based upon the age of the patients’ accounts receivable, the patients’ economic ability to pay and the effectiveness of historical collection efforts.  The Company continually monitors its accounts receivable balances and utilizes cash collection data to support its estimates of the provision for doubtful accounts.  Significant changes in payor mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

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

Accounting for Intangible Assets and Goodwill:  The cost of acquired companies is allocated first to their identifiable assets based on estimated fair values, and then to goodwill.  Costs allocated to identifiable intangible assets are generally amortized on a straight-line basis over the remaining estimated useful lives of the assets. The excess of the purchase price over the fair value of identifiable assets acquired, net of liabilities assumed, is recorded as goodwill.  The Company’s identifiable intangible assets, which are subject to amortization, consist of contracts, consulting agreements and non-compete agreements.  The Company’s indefinite life intangible assets, which are not subject to amortization, include a Knox-Keene license (to operate as a specialized healthcare plan in California), trade names, and Certificates of Need.  The Company follows the requirements of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. (“SFAS”) 141 Business Combinations (“SFAS 141”) and SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.  These standards require all future business combinations be accounted for using the purchase method of accounting and that goodwill and certain indefinite life intangible assets not be amortized, but instead to be subject to impairment tests at least annually.  See Note 11 “Goodwill and Other Intangible Assets” for additional information regarding these assets.

Accounting for intangible assets and goodwill requires significant estimates and judgment, especially as to: a) the valuation in connection with the initial purchase price allocation and b) the ongoing evaluation for impairment.  For each acquisition, a valuation was completed to determine a reasonable purchase price allocation.  Upon completion of the allocation process an amount was assigned to various identified assets including intangible assets and the remainder was assigned to goodwill.  The purchase price allocation process requires estimates and judgments as to expectations for the various businesses and business strategies.  For example, certain growth rates were assumed for each business. Additionally, different operating margins for each type of service offering were included in the estimates. If actual growth rates or operating margins, among other assumptions, differ significantly from the estimate and judgments used in the purchase price allocation, a possible impairment of the intangible assets and/or goodwill or acceleration in amortization expense may result.

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

Accounts Payable:  Accounts payable represent trade payables of the Company.  At August 31, 2006, approximately $660,000 of book overdrafts were included in accounts payable.

Treasury Stock:  The Company accounts for treasury stock using the cost method.  Gains on sales of treasury stock are credited to Additional Paid in Capital (“APIC”), losses are charged to APIC to the extent that previous net gains from sales are included therein, otherwise to retained earnings.

Medical Claims:   Medical claims payable represent the liability for healthcare claims reported but not yet paid and claims incurred but not yet reported (“IBNR”) related to the Company’s managed behavioral healthcare business.  The IBNR portion of medical claims payable is estimated based upon authorized healthcare services, past claims payment experience for member groups, enrollment data, utilization statistics and other factors using accounting methodologies.  Although variability is inherent in such estimates, management believes the recorded liability for medical claims payable is adequate.  Medical claim payable balances are continually monitored and reviewed.  Changes in assumptions for care costs caused by changes in actual or expected utilization experience could cause these estimates to change significantly.

Stock-Based Compensation:  Prior to the 2006 fiscal year, the Company accounted for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB 25”).  Under APB 25, no stock-based compensation cost was reflected in net income for grants of stock prior to fiscal year 2006 because the Company grants stock options with an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards.  Stock-based compensation for fiscal year 2006 was approximately $2,047,000 and is included in selling, general and administrative expenses in the consolidated statement of operations.  This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005.  See Note 3 “Stock-Based Compensation” in the notes to the consolidated financial statements included elsewhere herein.

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

Self-Insurance:  Pursuant to various deductibles and retentions, the Company is self-insured for certain losses for general and professional liability claims and up to certain individual and aggregate stop losses relating to malpractice liability claims.  Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using actuarial assumptions followed in the insurance industry and historical experience.  Although management believes it has the ability to adequately estimate losses related to claims, it is possible that actual results could differ from recorded self-insurance liabilities.  In fiscal year 2006, the Company has switched to a retrospectively rated policy for professional and general liability in which a portion of the premium paid may be refunded in future years based on the claims experience for that year.  The Company has accounted for the minimum premium to be paid as expense and the additional premium paid as a long-term deposit on the balance sheet.  The deposit amount may be reduced and charged to expense in future periods based on the loss experience.

Revenue Recognition:  Service revenue is generated by the Company’s three business segments (service groups), which were in operation during fiscal year 2006, in the following categories:

(1)                                              Net patient service revenue, generated by the Company’s Behavioral Health Hospital Services group, is recorded on the accrual basis in the period in which services are provided.  Net patient service revenue includes amounts estimated by management to be reimbursable by Medicare, Medicaid and other payors under provisions of cost or prospective reimbursement formulas in effect.  Amounts received are generally less than the established billing rates and the differences (contractual discounts) are reported as deductions from patient service revenue at the time the service is rendered.  The effects of other arrangements for providing services at less than established rates are also reported as deductions from patient service revenue.

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

(2)                                              Contract management revenue is reported in the period the services are provided at the estimated net realizable amounts from contracted acute care hospitals for contract management services rendered.  Adjustments are accrued on an estimated basis in the period they become known and are adjusted in future periods, if and when necessary.

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

Revenues are derived from EAP services and administrative service only contracts.  The at-risk managed behavioral health service contracts were all terminated as of August 31, 2005.  This revenue consists primarily of capitation payments, which are calculated on the basis of a per-member/per-month or a per-employee/per-month fee, but also include fee for service payments.  For the at-risk managed behavioral health services contracts, the Company is ‘at-risk’ and bears the economic risk as to the adequacy of capitated revenue versus the actual cost of behavioral health care services provided to covered members by third parties.

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

Use of Estimates: The preparation of these financial statements requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses recorded for the reporting periods in order to prepare the financial statements in conformity with generally accepted accounting principles.  Management makes such estimates, for example, in the allowance for doubtful accounts, allowance for contractual discounts, medical claims, general and professional liability claims, employee health and workers compensation benefits. Future actual results experienced by the Company could differ from those estimates.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation.

For all periods presented, “Stockholders’ Equity” reflects a retroactive reclassification between common stock, retained earnings and treasury stock as a result of the June 15, 2005 two-for-one stock split.

New Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We are currently in the process of assessing the impact that FIN 48 will have on our consolidated financial statements.

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

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options.  Stock-based compensation for fiscal year 2006 includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005 (modified prospective application).  For stock-based compensation awards granted after the adoption of SFAS 123R on September 1, 2005, expense is recognized to the date on which retirement eligibility is achieved, if shorter than the vesting period.  Stock-based compensation for the years ended August 31, 2006, 2005 and 2004 totaled approximately $2,047,000, $1,215,000 and $1,341,000, respectively, and is included in selling, general and administrative expenses in the consolidated statements of operations only for the period ended August 31, 2006.  The total income tax benefit recognized related to stock-based compensation during the years ended August 31, 2006, 2005 and 2004 was approximately $798,000, $480,000 and $515,000, respectively, and is included in the provision for income taxes in the condensed consolidated statements of operations only for the period ended August 31, 2006.  There were no capitalized stock based compensation costs for any of the periods presented.

The following table illustrates the effect on net income and earnings per share of the Company had the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, relating to stock-based employee compensation for the years ended August 31, 2005 and 2004:

	Year Ended	Year Ended
(In thousands, except per share amounts)	August 31, 2005	August 31, 2004

Net Income, as reported	$5,151	$10,775
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	735	826
Pro forma net income	$4,416	$9,949
Earnings per share:
Basic-as reported	$0.40	$0.99

Basic-pro forma	$0.34	$0.92

Diluted-as reported	$0.39	$0.95

Diluted-pro forma	$0.33	$0.88

On January 21, 2005, the stockholders of the Company approved the Horizon Health Corporation 2005 Omnibus Incentive Plan (the “Plan”), as detailed in the Form 8-K filed January 21, 2005.  Under the plan, performance based awards, including stock options and restricted stock, may be granted from time to time as approved by the Compensation Committee of the Board of Directors.  The maximum number of new shares of Common Stock that can be issued under the Plan is 600,000.  As of August 31, 2006, stock options for 30,000 shares had been granted under the Plan and approximately 213,000 shares have been awarded as restricted stock.

The 1989, 1995 and 1998 Stock Option Plans for employees and the 1995 Stock Option Plan for Eligible Outside Directors are collectively referred to as the “Prior Plans”.  The 1989 Plan has terminated in accordance with its terms and no further stock options may be granted under this plan.  Upon approval of the 2005 Omnibus Incentive Plan, the remaining “Prior Plans” were terminated except with respect to stock options previously granted and outstanding under the “Prior Plans” and no further stock options may be granted under those plans. As of August 31, 2006, there were outstanding stock options for approximately 1,148,000 shares that had been granted under the Prior Plans. Future grants of stock options may be made only under the 2005 Omnibus Incentive Plan.

Stock Options

Stock options generally vest ratably over five years from the date of grant and terminate ten years from the date of grant.  The exercise price of the options granted equaled or exceeded the market value of the common stock at the date of the grant.  Transactions during the year ended August 31, 2006 were as follows (in thousands, except option prices and years):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options outstanding at August 31, 2005	1,329	$8.73
Granted	15	26.76
Exercised	(134)	7.48
Forfeited	(32)	8.48
Options outstanding at August 31, 2006	1,178	$9.11	6.31	$5,676

Options exercisable at August 31, 2006	720	$7.81	5.72	$4,302

Options vested and expected to vest at August 31, 2006	1,103	$8.93	6.23	$5,484

The range of exercise prices for options outstanding at August 31, 2006 are as follows (in thousands except option prices and years):

Range or exercise prices	Number outstanding	Weighted average exercise price	Weighted average remaining contractual life
$2.28 to $7.20	270	$4.19	3.51
$7.20 to $8.56	319	8.18	6.44
$8.56 to $11.03	132	9.93	7.38
$11.03 to $11.35	340	11.35	7.58
$11.35 to $26.76	116	15.66	7.49
	1,177	$9.11	6.31

The total intrinsic value of stock options exercised during the years ended August 31, 2006, 2005 and 2004 totaled approximately $1,913,000, $5,839,000 and $3,737,000, respectively.  The weighted average fair values per share of stock option grants were $16.08, $7.43 and $5.93 for the years ended August 31, 2006, 2005 and 2004, respectively.  As of August 31, 2006, unrecognized compensation expense related to stock options totaled approximately $1,918,000, which will be recognized over a weighted average period of 1.6 years.

The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004

Risk free interest rate	4.31%	3.91%	4.09%
Expected life (years)	6.4	6.4	7.3
Expected volatility	58.4%	50.7%	52.0%
Expected dividend yield	0.0%	0.0%	0.0%

The risk-free interest rate is based on the yield of a seven-year Treasury Note as options have historically remained outstanding for six to seven years.  The expected life and expected volatility are based on the Company’s historical experience.

The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to stock options and this rate is based on the Company’s historical experience.

Restricted Share Awards

Restricted share awards issued under the Plan generally vest ratably over five-years from the date of grant.  The fair value of restricted share awards is based on the average of the closing bid and ask prices on the date of grant.  The Company uses an estimated forfeiture rate of 15% for calculating stock-based compensation expense related to restricted share awards and this rate is based on historical experience.  Transactions during fiscal 2006 were as follows (in thousands, except fair values):

	Number of Restricted Share Awards	Weighted Average Fair Value per Award

Non-vested restricted share awards outstanding at August 31, 2005	2	$25.36
Granted	211	23.63
Vested	(7)	20.97
Forfeited	(23)	20.83
Non-vested restricted share awards outstanding at August 31, 2006	181	$24.12

There were no restricted shares vested during the year ended August 31, 2005.

As of August 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $2,992,000, which will be recognized over a weighted average period of 3.9 years.

2005 Deferred Incentive Bonus Plan

Certain executives were awarded deferred incentive bonuses for fiscal year 2005.  These bonuses were based on the attainment of a corporate performance target for fiscal year 2005 and vest in four equal installments.  The performance target was attained for fiscal year 2005 and these bonuses are payable 50% in restricted common stock and 50% in cash with the four installments payable the first fiscal quarter of fiscal years 2006 through 2009. The payment of each installment is subject to continued employment with the Company.  Approximately 6,000 in restricted share awards were vested in the year ended August 31, 2006, related to this deferred incentive bonus plan.  Cash paid in the year ended August 31, 2006 related to this bonus plan was approximately $149,000 and cash remaining to be paid under this bonus program is approximately $449,000.

2006 Deferred Incentive Bonus Plan

Certain executives were eligible for deferred incentive bonuses for fiscal year 2006.  All of these bonuses were based on the attainment of a corporate performance target for fiscal year 2006 except for one bonus that was based on a segment performance target.  The corporate performance target was not achieved and no deferred incentive bonuses based on that target were earned.  The segment performance target was achieved and the deferred incentive bonus was earned with respect to the 2006 fiscal year.  This bonus vests in four equal installments and is payable 50% in a restricted stock award and 50% in cash with the four installments payable the first fiscal quarter of fiscal years 2007 through 2010. The payment of each installment is subject to continued employment with the Company.

4.                          EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share computations for net income for the years ended August 31 (in thousands, except per share amounts):

	2006			2005			2004
	Net		Per	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount	Numerator	Denominator	Amount
					(1)	(1)		(1)	(1)
Continuing Operations:
Basic EPS	$12,115	14,974	$0.81	$8,741	12,829	$0.68	$10,213	10,849	$0.94
Effect of dilutive securities options and restricted share awards		434			477			497
Diluted EPS	$12,115	15,408	$0.79	$8,741	13,306	$0.66	$10,213	11,346	$0.90

Discontinued Operations:
Basic EPS	$7	14,974	$0.00	$(3,590)	12,829	$(0.28)	$562	10,849	$0.05
Effect of dilutive securities options and restricted share awards		434			477			497
Diluted EPS	$7	15,408	$0.00	$(3,590)	13,306	$(0.27)	$562	11,346	$0.05

Total:
Basic EPS	$12,122	14,974	$0.81	$5,151	12,829	$0.40	$10,775	10,849	$0.99
Effect of dilutive securities options and restricted share awards		434			477			497
Diluted EPS	$12,122	15,408	$0.79	$5,151	13,306	$0.39	$10,775	11,346	$0.95

(1)           The number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

During 2006, 2005, and 2004 certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares. The options excluded by quarter are as follows:

Quarter Ended	Options Excluded	Option Price Range
August 31, 2006	75,000	$14.90 - $26.76
May 31, 2006	30,000	$16.10 – $26.76
February 28, 2006	15,000	$26.76
November 30, 2005	6,758	$26.76
August 31, 2005	—	—
May 31, 2005	—	—
February 28, 2005	30,067	$14.90 - $16.10
November 30, 2004	416,200	$11.03 - $12.50
August 31, 2004	39,134	$11.65 - $12.50
May 31, 2004	8,000	$11.88
February 29, 2004	12,547	$11.65 - $11.88
November 30, 2003	21,000	$10.50 - $11.88

5.         ACQUISITIONS AND ENTRY INTO A LONG-TERM OPERATING LEASE AGREEMENT

Lighthouse Care Center, LLC/Focus Healthcare, LLC

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and will be considered a single operating facility going forward.  Additionally, the Company acquired a facility from Lighthouse which is expected to begin operations during the 2007 fiscal year.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The results of operation for the facilities acquired on February 1, 2006, are included in the Company’s results of operation for the period February 1, 2006 through August 31, 2006.  The results of operation for the Focus Healthcare Delaware facility are included in the Company’s results of operation for the period April 1, 2006 through August 31, 2006.  The aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.7 million and was financed under the Company’s existing credit facility.  As of August 31, 2006, tangible assets acquired and liabilities assumed totaled approximately $41.7 million and $10.6 million, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $60.7 million of which $22.5 million was recorded as goodwill and $38.2 million is recorded as the value of certain indefinite life intangible assets.   Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.

The following table summarizes the preliminary allocation of the aggregate purchase price of the Lighthouse/Focus acquisition (in thousands):

Assets acquired:
Accounts receivable	$4,853
Property and equipment	36,493
Other assets	312
Goodwill	22,467
Certificates of need	36,474
Trade names	1,742
Total assets	102,341
Liabilities assumed	(10,605)

Cash paid, net of cash acquired	$91,736

The purchase price allocation is still preliminary pending the final valuation of the assets and liabilities acquired and the receipt of all expenses related to the acquisition.

The following unaudited pro forma financial information gives effect to the acquisition of Lighthouse Care Center/Focus Healthcare as if they were owned on September 1, 2005 and 2004, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair value and changes in interest expense resulting from changes in consolidated debt (in thousands):

	For the fiscal years ended August 31,
	2006	2005

Revenue	$295,449	$248,788

Net Income	$11,494	$4,578

Earnings per common share:
Basic	$0.77	$0.36

Diluted	$0.75	$0.34

The unaudited pro forma information presented above does not include nor does it assume any benefits from cost savings or synergies of operations of the combined entities.  Additionally, the unaudited pro forma information presented does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact of future results or trends.

Kingwood Pines Hospital

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  Kingwood Pines Hospital was owned, operated and managed by SHC-KPH, LP, a Texas limited partnership.  Signet Health Corporation, a Texas Corporation, owned a 99.9% limited partnership interest in SHC-KPH, LP.  Kingwood Pines Hospital, LLC, a Texas limited liability company owned a 0.01% general partnership interest in SHC-KPH, LP.  The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner.  As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership.  The limited partner interest purchase agreement was by and among Signet Health Corporation, a Texas corporation, as Seller, HHC Kingwood Investment, LLC, a Delaware limited liability company, as Purchaser, and SHC-KPH, LP, a Texas limited partnership.  The membership purchase agreement was by and among Jerry G. Browder as Seller, Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as Purchaser, and Kingwood Pines Hospital, LLC, a Texas limited liability company.  Simultaneously with the transaction, SHC-KPH, LP acquired ownership of the real property and related assets of the hospital.  The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility.  As of August 31, 2006, tangible assets acquired and liabilities assumed totaled $9,102,000 and $1,014,000, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $6,040,000 of which $5,918,000 was recorded as goodwill and $122,000 is recorded as the value of certain indefinite life intangible assets.  The indefinite life intangible asset consists of the assigned value of the trade name.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles and the results of operation are included in the Company’s results of operation for the period January 17, 2006 through August 31, 2006.  Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Copper Hills Youth Center

On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation.  Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The transaction was structured as a stock purchase agreement dated as of December 30, 2005, whereby Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Kids Behavioral Health of Utah, Inc. from Kids Behavioral Health, LLC, a Nevada limited liability company.  As of August 31, 2006, tangible assets acquired and liabilities assumed totaled $8,251,000 and $897,000, respectively.  The aggregate purchase price of approximately $9.6 million exceeded the fair value of net tangible assets by approximately $2,240,000 of which $2,024,000 is recorded as goodwill and $216,000 is the value of certain indefinite life intangible assets.  The indefinite life intangible asset consists of the assigned value of the trade name.  The acquisition was financed under the Company’s existing credit facility.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles and the results of operation are included in the Company’s results of operation for the period January 1, 2006 through August 31, 2006.  Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

River Park Hospital

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital located in Huntington, West Virginia, pursuant to an Asset Purchase Agreement dated June 9, 2005, and purchased the stock of an affiliated management company through a Stock Purchase Agreement of the same date.  The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreement also provides for additional variable payments in future years based on the future performance of the hospital and goodwill will be adjusted in future years as a result of these payments.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.  Tangible assets acquired and liabilities assumed totaled $7,037,000 and $391,000, respectively.  As of August 31, 2006, the purchase price exceeded the fair value of net tangible assets by approximately $4,454,000 of which $890,000 is recorded as goodwill, $1,225,000 is assigned to the value of the contracts, and $2,339,000 is recorded as the value of certain indefinite life assets.  The indefinite life assets are comprised of a Certificate of Need with an assigned value of $2,185,000 and a trade name with an assigned value of $154,000.  During the 2006 fiscal year, goodwill was increased by approximately $166,000 due to purchase price adjustments related to legal fees and other costs associated with the acquisition that were paid during 2006.  River Park Hospital is a 187-bed behavioral health facility offering programs for adults, adolescents, children and families.  Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Friends Hospital

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization and the joint venture acquired Friends Hospital located in Philadelphia, Pennsylvania.  Prior to the acquisition, Friends hospital was owned by the Thomas Scattergood Behavioral Health Foundation.  Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture.  The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital.  The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture.  The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.  Tangible assets acquired and liabilities assumed totaled $21,664,000 and $2,685,000, respectively.  In addition, a certain indefinite life asset, a trade name, in the amount of $423,000 was identified and recorded as a result of the transaction. The joint venture is included in the consolidated financial statements of the Company and the 20% minority interest of $4,054,000 is reflected separately at August 31, 2006.  Friends Hospital consists of a 192-bed behavioral health hospital and a 27-bed adult residential treatment center.  Pro forma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

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

PSH Acquisition Corporation

Effective June 1, 2004, the Company acquired the assets of PSH Acquisition Corporation (“PSH”), which operated five behavioral facilities with a total licensed capacity of 187 beds, in the central Virginia region, for approximately $30.1 million.  The agreement also provides for additional variable payments in future years based on the future performance of the facilities and goodwill will be adjusted in future years as a result of these payments.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles. Tangible assets acquired and liabilities assumed totaled $16,507,815 and $626,776, respectively.  As of August 31, 2006, the purchase price exceeded the fair value of PSH’s net tangible assets by $15,471,000 of which $15,142,000 is recorded as goodwill, and $329,000 is recorded as the value of certain indefinite life assets.  The net increase in goodwill of $1,278,000 during the fiscal year ended August 31, 2006, includes additional variable payments of $422,000 and $856,000 as required by the purchase agreement.  The initial cash purchase price was funded under the Company’s revolving credit facility.  The three owned and two leased facilities include:

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

Effective August 31, 2005, the Company did not renew the lease at the Poplar Transitions of Shenandoah Valley facility and closed this facility.  During the 2006 fiscal year, we acquired a group home in Petersburg, Virginia.  In August 2006, we received a license to operate 8 beds at this group home.  The facility will be named Poplar Terrace and it will operate as an 8-bed female adolescent residential group home.  We expect to begin operations in the first fiscal quarter of 2007.  The new total licensed bed capacity of the Poplar Springs facilities is 184 as of August 31, 2006.

Unaudited pro-forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the acquisition occurred at the beginning of the period presented, nor is it necessarily indicative of future financial position or results of operations.  The unaudited pro-forma financial information with respect to the PSH Acquisition Corporation acquisition was based upon the respective historical consolidated financial statements of Horizon Health Corporation and PSH Acquisition Corporation.  This unaudited pro forma information does not include nor does it assume any benefits from cost savings or synergies of operations of the combined  companies.  Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

The following unaudited pro forma financial information gives effect to the acquisition of PSH Acquisition Corporation by the Company as if the acquisition occurred on September 1, 2003.

Fiscal Year Ended
(In thousands, except per share amounts)	August 31, 2004

Revenue	$177,078

Net Income	$11,391

Net Income per common share:
Basic	$1.05

Diluted	$1.00

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

6.                          DISCONTINUED OPERATIONS

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes.  One promissory note was non-interest bearing in the amount of $2.1 million payable in six months and the other promissory note was in the amount of $2.0 million payable quarterly over three years, bearing interest at the prime rate.  The tangible assets and assumed liabilities included in the sale were $2,445,338 and $45,472 respectively.  The promissory notes received were recorded by the Company at the estimated net realizable value over the term of the instruments, including an initial reserve totaling $666,831 that was based on management’s assessment of ultimate collectibility.  The Company recognizes interest income during the period in which the interest is earned and reflects any unpaid interest due as a receivable.  The $2.1 million note was paid during the year and the Company has received 3 quarterly payments on the $2.0 million note.  The balance of the remaining note receivable was $1,500,000 at August 31, 2006.

In accordance with the provisions of Statement of Financial Accounting Standard, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the results of operations of the disposed assets and the losses related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying consolidated statements of operations.

A summary of the discontinued operations for the periods presented is as follows (in thousands, except per share amounts):

	For the years ended August 31,
	2006	2005	2004

Revenue	$—	$17,176	$18,674

Cost of services (exclusive of depreciation shown separately below)	119	16,041	17,121
Selling, general and administrative	(124)	1,636	278
Provision for (recovery of) doubtful accounts	—	136	(59)
Depreciation and amortization	—	98	130

Operating Income	5	(735)	1,204

Interest income and other	—	—	—

Income before income taxes	5	(735)	1,204

Income tax provision/(benefit)	2	(262)	466

(Loss) income from discontinued operations	3	(473)	738

(Loss) on disposal of discontinued operations, net	4	(3,102)	—

Intercompany Revenue	—	(15)	(176)

Net (Loss) income from discontinued operations	7	(3,590)	562

Basic earnings per common share:
Discontinued operations	$0.00	$(0.28)	$0.05

Diluted earnings per common share:
Discontinued operations	$0.00	$(0.27)	$0.05

Weighted average shares outstanding:
Basic	14,974	12,829	10,849
Diluted	15,408	13,306	11,346

The following is a reconciliation of the net proceeds received and the loss recorded on sale (in thousands):

Proceeds:
Cash	$4,200
Promissory notes, net	3,366
Total proceeds	7,566
Less:
Tangible assets sold, less liabilities divested	(2,400)
Write-off of goodwill	(9,988)
Income tax provision	1,720
Loss on sale	$(3,102)

7.                                      PROPERTY AND EQUIPMENT

Property and equipment consist of the following at August 31:

	2006	2005

Land	$16,540	$4,318
Buildings	74,737	42,246
Computer Hardware	3,247	3,282
Computer Software	4,843	2,274
Furniture and Fixtures	5,835	4,052
Equipment	3,122	2,639
Transportation (Vehicles)	834	115
Work-in-process (a)	2,394	1,226
Leasehold Improvements	716	182
	112,268	60,334

Less Accumulated Depreciation	12,079	8,636
	$100,189	$51,698

(a) At August 31, 2006 the “work-in-process” category primarily represented eight different information technology initiatives and building and leasehold improvement projects, which had not been completed by year-end.  Of the $2,394,000 in work-in-process, $1,606,000 is related to computer software, $357,933 is related to computer hardware and $429,277 is related to building and leasehold improvements that will be capitalized and depreciated upon the completion of each project, which is anticipated to occur during fiscal year 2007.

Effective January 1, 2006, the company added approximately $6.0 million in property and equipment associated with the acquisition of Copper Hills Hospital in West Jordan, Utah.  Of the $6.0 million in assets acquired, the hospital facility and land were valued at approximately $4.0 million and $1.7 million, respectively.

Effective January 17, 2006, the company added approximately $6.8 million in property and equipment associated with the acquisition of Kingwood Pines Hospital in Kingwood, Texas.  Of the $6.8 million in assets acquired, the hospital facility and land were valued at approximately $5.1 million and 1.5 million, respectively.

Effective February 1, 2006, the company added approximately $29.9 million in property and equipment associated with the acquisition of the seven Focus Lighthouse Facilities in Delaware, Florida, Georgia, Ohio and South Carolina.   Of the $29.9 million in assets acquired, the hospital facilities and land were valued at approximately $20.2 million and $9.0 million, respectively.  Effective April 1, 2006, the company added an additional $6.6 million in property and equipment with the purchase of the Focus-Delaware facility in New Castle, Delaware.  Of the $6.6 million in assets acquired, the hospital facility and land were valued at approximately $5.3 million and $1.1 million, respectively.

In May 2006, the Company sold the prior NSC building for approximately $3.7 million.  The building and related furniture and equipment had a net book value of approximately $3.6 million and the net sales price received after transaction costs was approximately $3.4 million.  The Company recognized a loss on the sale of approximately $192,000.  Additionally, the Company has had capital expenditures for leasehold improvements and furniture & equipment on the new NSC building of approximately $1.5 million during the period ended August 31, 2006.

Depreciation expense for the years ended August 31, 2006, 2005 and 2004 totaled approximately $4,659,000, $2,484,000 and $1,412,000, respectively.

8.                                      ACCRUED EXPENSES AND UNEARNED REVENUE

Accrued expenses consisted of the following at August 31 (in thousands):

	2006	2005

Due to Medicare/Medicaid	$1,322	$—
Interest	1,286	—
Employee health benefits	1,076	1,191
Audit and accounting fees	1,139	702
Workers compensation self-insured liability	891	780
Legal settlements	808	1,130
Patient credit balances and third-party overpayments	792	839
Lease obligations	622	768
Deferred revenue and contract adjustments	537	850
General and professional liability claims	425	1,387
Federal and state income tax liability	—	726
Other	4,990	4,025
	$13,888	$12,398

Unearned Revenue	1,014	1,308
	$14,902	$13,706

9.                          LONG-TERM DEBT

At August 31, 2006, the Company had approximately $99.0 million outstanding under its revolving credit facility as a result of the acquisitions closed during the current fiscal year as described in Note 5, elsewhere herein.  Additionally, the Company assumed a HUD loan of approximately $7.1 million in connection with the Focus – Delaware acquisition during the third quarter of 2006 and the principal balance at August 31, 2006 was approximately $7.0 million.  The loan is a fixed rate loan with an interest rate of 6.99%, has a remaining term of approximately 30 years with required monthly payments of principal and interest.  At August 31, 2006, the fair value of the HUD loan was approximately $6.4 million based on the discounted amount of future cash flows.  The Company had no long-term debt outstanding as of August 31, 2005.  Long-term debt maturities for the five years following August 31, 2006 are as follows (in thousands):

Fiscal year
2007	$70
2008	75
2009	81
2010	99,087
2011	93
Thereafter	6,599
$106,005

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term of the agreement by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions).  The bank participants under the credit facility are JPMorgan Chase Bank (which also acts as the agent); Bank of America, N.A.; Wells Fargo Bank Texas; Key Bank, National Association; Wachovia Bank, National Association; and Amegy Bank, National Association.  Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third

Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions discussed in Note 5 “Acquisitions”.  This amendment modified certain fee schedules and certain covenants of the Company’s existing credit facility.  Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.  Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.  The Company’s most restrictive covenant under the revolving credit facility is the ratio of indebtedness to adjusted EBITDA.  This covenant was amended effective May 24, 2006, as a part of the Third Amended and Restated Credit Agreement which was filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 31, 2006.

At August 31, 2006, approximately $70.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.  The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined.  The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company.  The weighted average interest rate on the revolving credit facility for the year ended August 31, 2006 was approximately 7.34%.  The revolving credit facility, as amended, is available for acquisitions and working capital purposes and matures on May 31, 2010.

10.                   SHAREHOLDERS’ EQUITY

Common Stock

Effective March 16, 2005, the Company sold in a public offering 3,450,000 shares of its common stock at a price of $18.13 per share (shares and share price restated to reflect the impact of the June 15, 2005 two-for-one stock split).  The aggregate net proceeds to the Company (after deducting underwriters discounts and estimated expenses) were $58.4 million.  The Company utilized approximately $34.5 million of the proceeds to repay all then outstanding debt under its revolving credit facility.  The balance of the net proceeds was used for the acquisitions of Friends Hospital and River Park Hospital and for general corporate purposes.

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

The Board of Directors adopted in October 1999 the Horizon Health Corporation Employee Stock Purchase Plan (“the Plan”).  The Plan offered eligible employees the ability to purchase Company stock at a 15% discount to the current market price at designated periods.  Eligible employees were able to contribute up to 10% of their base salary pursuant to two, six-month offering periods, which were defined as January 1 – June 30 and July 1 – December 31.  Pursuant to the Plan, the Company issued 9,352 and 13,887 shares of Common Stock from treasury for the fiscal years ended August 31, 2005 and 2004, respectively as well as 22,660 newly issued shares during the fiscal year ended August 31, 2005.  On April 21, 2005, the Board of Directors approved the termination of the Company’s Stock Purchase Plan effective June 30, 2005.  Subsequent to this date, shares were no longer offered under the Company’s Employee Stock Purchase Plan.

Treasury Stock

During the time period of September 1998 through February 2001 the Board of Directors of the Company authorized the repurchase of up to 2,525,000 shares of its common stock.  As of August 31, 2002, the Company had repurchased 2,292,863 shares of its common stock pursuant to such authorizations, which had previously expired.

On October 7, 2002 the Board of Directors authorized the repurchase of up to 800,000 shares of its common stock.  As of August 31, 2005, the company had repurchased 714,591 shares in total of the 800,000 share authorization, which remains in effect.

As of June 15, 2005, all of the treasury shares had been reissued pursuant to the exercise of certain stock options and in connection with the Employee Stock Purchase Plan that was previously in effect, and in connection with the two-for-one stock split on June 15, 2005.  The above share amounts have not been adjusted related to the two-for-one stock split on June 15, 2005, as it was not applicable to treasury shares.  Subsequent to that date, 14,581 shares were surrendered to the Company and were retained in treasury at August 31, 2006.  No treasury stock was issued during the twelve months ended August 31, 2006.

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

At August 31, 2006, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $42,447,000.  The indefinite life assets were comprised of certificates of need ($38,665,000) acquired as part of the acquisition of River Park and the Focus/Lighthouse acquisitions, trade names ($2,986,000) acquired as part of the Poplar Springs, Friends, River Park, Copper Hills, Kingwood Pines and Focus/Lighthouse acquisitions, and the recorded value of the Knox Keene license ($796,000), acquired as part of a previous acquisition.  The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization.  Amortization of recorded values for contracts and non-compete agreements for the years ended August 31, 2006 and 2005 were approximately $870,000 and $903,000, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the four succeeding fiscal years and thereafter (in thousands):

For the year ending August 31, 2007	$821
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the year ending August 31, 2010	159
For the years ending August 31, 2011 and thereafter	—
$2,099

The following tables set forth by business service group of the Company, as described in Note 15 “Segment Information” included elsewhere herein, the amounts of goodwill and certain indefinite life intangible assets as of August 31, 2006 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amounts of such goodwill and certain indefinite life intangible assets during the fiscal years ended August 31, 2006 and 2005 (in thousands).

Goodwill

		Contract
	Hospital	Management	EAP	ProCare One
	Services	Services	Services	Nurses	Consolidated

Goodwill as of August 31, 2004	$13,770	$18,545	$41,421	$9,988	$83,724

Goodwill acquired during the period (1)	750	—	—	—	750

Goodwill adjusted during the period (1)	94	—	(352)	—	(258)

Sale of ProCare One Nurses during the period (1)	—	—	—	(9,988)	(9,988)

Goodwill as of August 31, 2005	$14,614	$18,545	$41,069	$—	$74,228

Goodwill acquired during the period (2)	30,409	—	—	—	30,409

Goodwill adjusted during the period (3)	1,417	—	—	—	1,417

Goodwill as of August 31, 2006	$46,440	$18,545	$41,069	$—	$106,054

(1)          Goodwill acquired during the twelve months ended August 31, 2005 related to the purchase of River Park Hospital effective August 1, 2005.  Goodwill for Hospital Services was adjusted a net 94,000 related to purchase price adjustments for the Poplar Springs Hospital that was purchased in 2004 (Variable payment of $381,000, reclass to indefinite life intangibles of $329,000, miscellaneous purchase price adjustments of $42,000).  Goodwill for EAP Services was adjusted $352,000 during the period due to the reduction of a tax reserve associated with the October 1998 acquisition of Choice Health, Inc.  A decrease in goodwill of $9,988,000 related to the sale of ProCare One Nurses effective August 29, 2005.

(2)          Goodwill acquired during the twelve months ended August 31, 2006, is comprised of $2.0 million related to the Copper Hills acquisition, $5.9 million related to the Kingwood Pines acquisition, and $22.5 million related to the Focus/Lighthouse acquisition.  This is a preliminary allocation and adjustments may be made in future periods for additional legal and other costs related to the acquisitions.

(3)          Goodwill adjusted during the twelve months ended August 31, 2006, relates to the Poplar Springs and River Park Hospitals.  The purchase agreement associated with the acquisition of Poplar Springs Hospital provides for additional variable payments in future years based on the future performance of the facilities.  The second payment, which was recorded as additional goodwill, was made during the third quarter ended May 31, 2006 in the amount of $422,000.  The third payment which was recorded as additional goodwill was made during the fourth quarter ended August 31, 2006 in the amount of $856,000.  The remaining goodwill adjusted during the period relates to purchase price adjustments for legal fees and other costs associated with the purchase of River Park Hospital, which was acquired effective August 1, 2005.

Trade Names

		Contract
	Hospital	Management	EAP
	Services	Services	Services	Consolidated

Trade names as of August 31, 2004	$—	$—	$796	$796

Trade names acquired during the period (4)	577	—	—	577

Trade names adjusted during the period (4)	329	—	—	329

Trade names as of August 31, 2005	$906	$—	$796	$1,702

Trade names acquired during the period (5)	2,080	—	—	2,080

Trade names as of August 31, 2006	$2,986	$—	$796	$3,782

(4)          Trade names acquired during the twelve months ended August 31, 2005 are comprised $423,000 of related to the purchase of Friends Hospital effective July 1, 2005 and $154,000 related to the purchase of River Park Hospital effective August 1, 2005.  Trade names adjusted during the period relate to a reclass from goodwill to trade names related to the Poplar Springs Hospital that was purchased in the 2004 fiscal year.

(5)          Trade names acquired during the twelve months ended August 31, 2006 are comprised of $216,000 related to the Copper Hills acquisition, $122,000 related to the Kingwood Pines acquisition and $38.2 million related to the Focus/Lighthouse acquisition.

Certificates of Need

		Contract
	Hospital	Management	EAP
	Services	Services	Services	Consolidated

Certificates of need as of August 31, 2004	$—	$—	$—	$—

Certificates of need acquired during the period (6)	2,185	—	—	2,185

Certificates of need as of August 31, 2005	$2,185	$—	$—	$2,185

Certificates of need acquired during the period (7)	36,480	—	—	36,480

Certificates of need as of August 31, 2006	$38,665	$—	$—	$38,665

(6)          Certificates of need acquired during the twelve months ended August 31, 2005 are comprised of $2,185,000 related to the purchase of River Park Hospital effective August 1, 2005.

(7)          Certificates of need acquired during the 2006 fiscal year are comprised of $36.5 million related to the Focus/Lighthouse acquisition.

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter.  As a result of the May 31, 2006 impairment testing, no impairment adjustments were deemed necessary.

12.      RETIREMENT PLAN

The Company sponsors a 401(k) plan that covers substantially all employees, subject to certain eligibility requirements.  In fiscal year 2005, the Company began making a matching contribution equal to 50% of the employees’ contribution up to an amount equal to 3% of the employee’s compensation.  The plan also provides for discretionary matching contributions, an amount that is to be determined by the Company on an annual basis. Past benefit plan year contributions were on a discretionary basis only.  For the benefit plan years ended December 31, 2005, 2004 and 2003 the Company’s contributions were approximately $747,000, $714,000, and $646,000 respectively.

13.      INCOME TAXES

Deferred taxes are provided for those items reported in different periods for income tax and financial reporting purposes.  Income tax expense is comprised of the following components (in thousands):

	For the Year Ended August 31,
	2006	2005	2004
Current
Federal	$2,751	$6,399	$4,858
State	791	1,166	692
Total current	3,542	7,565	5,550

Deferred
Federal	3,984	(3,783)	1,048
State	455	(432)	120
Total deferred	4,439	(4,215)	1,168

Income tax expense, including discontinued operations	7,981	3,350	6,718
Income tax benefit (expense) related to income from discontinued operations	(5)	262	(466)
Income tax benefit related to the disposal of discontinued operations	—	1,720	—

Income tax expense-continuing operations	$7,976	$5,332	$6,252

The components of the net deferred tax (liability) asset at August 31 are as follows (in thousands):

	2006	2005

Accounts receivable	$3,765	$2,445
Vacation accruals	404	461
Management contracts	2,082	2,039
Miscellaneous accruals	4,270	5,698
Net operating loss carryforward	134	174

Deferred tax assets	10,655	10,817

Property & equipment/intangibles	(1,148)	375
Goodwill	(11,594)	(8,840)

Deferred tax liabilities	(12,742)	(8,465)

Net deferred tax (liability) asset	$(2,087)	$2,352

At August 31, 2006, the Company had available estimated, unused net operating loss carryforwards for tax purposes totaling approximately $345,000.  These carryforwards, subject to annual utilization limits, may be utilized to offset future years’ taxable income and will begin to expire during 2011 if unused prior to that date.

The following is a reconciliation of income taxes at the U.S. federal income tax rate to the Company’s effective income tax rate for continuing operations (in thousands, except tax rate):

	Tax Rate 2006	2006	Tax Rate 2005	2005	Tax Rate 2004	2004
Federal income taxes based on 35% of book income	35.0%	$7,098	35.0%	$4,925	35.0%	$5,763
State income taxes	4.0%	810	3.7%	519	2.8%	464
Permanent adjustments:
Meals & entertainment and other permanent adjustments	0.6%	120	1.1%	150	0.9%	152
Other adjustments	(0.3)%	(52)	(1.9)%	(262)	(0.8)%	(127)
	39.3%	$7,976	37.9%	$5,332	37.9%	$6,252

14.      COMMITMENTS AND CONTINGENCIES

Property Leases

The Company leases various office facilities and equipment under operating leases.  The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

For the year ending August 31, 2007	$3,731
For the year ending August 31, 2008	3,467
For the year ending August 31, 2009	3,562
For the year ending August 31, 2010	3,242
For the year ending August 31, 2011	3,071
Thereafter	23,606
$40,679

Rent expense for the years ended August 31, 2006, 2005 and 2004 totaled approximately $3,585,000, $4,695,000 and $2,521,000, respectively.  These amounts exclude rent expense related to ProCare One Nurses, which has been reclassified into discontinued operations.

The long-term operating lease associated with Laurelwood Hospital, effective January 1, 2005, increased the total minimum rental payments under the leases by $10.7 million.

The Company began leasing and occupying their new 80,000 square foot National Support Center facility in April 2006.  The term of the lease agreement is ten (10) years with two five year renewal options.  The lease increased the total minimum rental payments under the leases by $11.6 million.

On August 9, 2006, the Company entered into a long-term operating lease agreement for the St. David’s Pavilion in Austin, Texas.  The Company is planning to operate a 48-bed freestanding behavioral health facility on 2 floors of the St. David’s Hospital property.  The initial term of the lease is fifteen (15) years and the lease is expected to commence in the Company’s third fiscal quarter of the 2007 fiscal year after renovations are completed at the facility.  The lease increased the total minimum rental payments under the leases by $13.9 million.

The above minimum rental payments do not take into account approximately $256,000 of expected receipts for two sublet clinic locations in Florida, one sublet office location in Pennsylvania, and one sublet office location in Tennessee resulting from the reorganization and centralization of the Company’s EAP Services group.

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997.  The complaint seeks to recover amounts allegedly over billed to Medicare as a result.  The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path.  The parties are in discovery proceedings and no trial date has been set.  As of August 31, 2006, there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs and the measure of damages that will be asserted by the plaintiffs.  Thus, an estimate of the possible loss, if any, cannot be made at this time.

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California.  The relators served the complaint in November 2004.  The United States Department of Justice had previously declined to intervene in the lawsuit.  Thereafter, Vicki Weatherford withdrew as a plaintiff.  The complaint alleges primarily that certain patients were improperly admitted to a hospital gero-psychiatry program managed by the Company at the hospital.  The complaint seeks to recover amounts allegedly over billed to Medicare as a result.  The case was set for trial in February 2007.  On September 29, 2006, the trial court granted a motion to dismiss filed by the defendants for lack of subject matter jurisdiction.  The lawsuit has been dismissed with prejudice although the relators may appeal.

The Company is party to a lawsuit styled University of Utah Neuropsychiatric Institute, Plaintiffs v. Horizon Behavioral Services, Inc., Defendants, pending in the Third Judicial District Court in the County of Salt Lake, State of Utah.  By agreement, the Company has not been required to file an answer in the proceeding while the parties are having discussions.  The lawsuit relates to a claim that Horizon improperly denied or underpaid claims submitted by UUNI to Horizon for services provided by UUNI to members under medical plans where Horizon was the mental health provider during the years 2000 through 2005. The parties have been engaged in reviewing and discussing the disputed claims and have agreed to future discussions in a non-binding arbitration scheduled in December 2006.  At this time there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs.  The original demand is for $725,000 based on contract rate for the services although UUNI contends that its normal billing rates apply to the claims as opposed to the contract rates, in which case the demand is for approximately $2.4 million.  The Company considers that the contract rate applies to all the disputed claims.  An estimate of possible loss, if any, can not be made at this time.

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

The following schedule represents revenues, operating results and total assets for the years indicated by operating segment (in thousands):

		(B)
	(A)	Contract	(C)
	Hospital	Management	EAP	(D)
	Services	Services	Services	Other	Eliminations	Consolidated
2006
Revenues, net	$158,333	$89,040	$27,421	$167	$—	$274,961

Intercompany Revenues	—	61	431	—	(492)	—

Cost of Services	133,380	57,060	21,148	—	(492)	211,096

EBITDA (E)	18,131	30,850	5,234	(23,211)	—	31,004

Total Assets	220,868	132,217	46,733	37,833	(120,011)	317,640

2005
Revenues, net	$60,577	$98,493	$48,077	$245	$—	$207,392

Intercompany Revenues	—	34	324	—	(358)	—

Cost of Services	48,836	64,945	46,709	(85)	(373)	160,032

EBITDA (E)	7,928	29,844	(628)	(17,401)	15	19,758

Total Assets	84,952	129,124	47,561	37,551	(111,970)	187,218

2004
Revenues, net	$10,069	$99,147	$52,249	$360	$—	$161,825

Intercompany Revenues	—	1	233	—	(234)	—

Cost of Services	7,645	66,459	47,599	261	(410)	121,554

EBITDA (E)	1,942	29,248	3,069	(13,868)	176	20,567

Total Assets	43,050	154,608	47,586	(5,013)	(95,776)	144,455

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

(E)                                 EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.”  EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance.  EBITDA may not be comparable to similarly titled measures reported by other companies.  In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.  For the years ended August 31, 2006, 2005 and 2004, EBITDA is calculated as follows:

	2006	2005	2004
Income before income taxes	$20,279	$14,058	$16,465
Depreciation & amortization	5,529	3,387	2,795
Impairment loss on building	—	1,015	—
Interest, net	5,196	1,298	1,307
EBITDA	$31,004	$19,758	$20,567

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

The costs incurred in connection with the reorganization as of August 31, 2005 are presented below (in thousands):

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

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses in connection with the reorganization is as follows (amounts in thousands):

	EAP Services	Other	Total

Balance as of August 31, 2005	$2,192	$89	$2,281
Change in accruals for the twelve months ended August 31, 2006:
Real estate lease expense and termination costs	(72)	—	(72)
Employee severance and retention bonus costs	(34)	—	(34)
Employee relocation costs	(43)	—	(43)
Costs associated with termination of MBH at-risk contracts	(38)	—	(38)
Miscellaneous other costs	(51)	—	(51)

Cash payments for the twelve months ended August 31, 2006:
Real estate lease expense and termination costs	$(831)	$—	$(831)
Employee severance and retention bonus costs	(222)	—	(222)
Employee relocation costs	(84)	—	(84)
Employee training and redundant staffing costs	(10)	—	(10)
Costs associated with termination of MBH at-risk contracts	(315)	(89)	(404)
Miscellaneous other costs	(2)	—	(2)
Total	$(1,702)	$(89)	$(1,791)

Balance as of August 31, 2006	$490	$—	$490

17.                               QUARTERLY FINANCIAL INFORMATION (unaudited)

The following is a summary of unaudited quarterly financial data for fiscal 2006 and 2005:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Revenues	$58,911	$47,286	$64,123	$49,712	$76,241	$53,805	$75,686	$56,589

Income (Loss) from:
Continuing Operations	3,241	2,747	1,635	2,894	3,733	3,323	3,506	(223)

Discontinued Operations	(47)	235	29	184	(17)	170	42	(4,180)

Net Income (Loss)	$3,194	$2,982	$1,664	$3,078	$3,716	$3,493	$3,548	$(4,403)

Net Income (Loss) Per Share:

Continuing Operations

Basic	$0.21	$0.25	$0.11	$0.26	$0.25	$0.24	$0.24	$(0.02)
Diluted	$0.21	$0.24	$0.11	$0.25	$0.24	$0.23	$0.23	$(0.01)

Discontinuing Operations

Basic	$0.00	$0.02	$0.00	$0.01	$0.00	$0.01	$0.00	$(0.28)
Diluted	$0.00	$0.02	$0.00	$0.01	$0.00	$0.01	$0.00	$(0.27)

Net Income (Loss)

Basic	$0.21	$0.27	$0.11	$0.27	$0.25	$0.25	$0.24	$(0.30)
Diluted	$0.21	$0.26	$0.11	$0.26	$0.24	$0.24	$0.23	$(0.28)

For 2005, the number of shares and per share amounts have been restated to reflect the impact of the June 15, 2005 two-for-one stock split.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Schedule II Valuation and Qualifying Accounts	S-2

S-1

HORIZON HEALTH CORPORATION

SCHEDULE II:  VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning Of Period	Net Additions Charged (Recoveries Credited) to Costs and Expenses*	Uncollectible Accounts Written off	Balance at End of Period

Year ended August 31, 2006:
Allowance for doubtful accounts	$5,741	$6,427	$(3,682)	$8,486

Year ended August 31, 2005:
Allowance for doubtful accounts	$2,412	$4,246	$(917)	$5,741

Year ended August 31, 2004:
Allowance for doubtful accounts	$1,512	$797	$103	$2,412

*                                         Excludes the net of recoveries credited and additions charged of approximately $(172,000), $136,000, and $13,000 related to other receivables and accrued liabilities for the fiscal years ending 2006, 2005, and 2004.

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

10.1

-        Consent and First Amendment to Third Amended and Restated Credit Agreement dated November 14, 2005, between Horizon Health Corporation and Horizon Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2005).

10.2

-        Asset Purchase Agreement dated as of December 9, 2005, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.3

-        Asset Purchase Agreement dated as of December 9, 2005, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 9, 2005).

10.4

-        Stock Purchase Agreement dated as of December 30, 2005 by and among Kids Behavioral Health, LLC as Shareholder and Kids Behavioral Health of Utah, Inc., and Horizon Health Hospital Services, Inc., as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 30, 2005).

10.5

-        Second Amendment to Third Amended and Restated Credit Agreement dated as of January 26, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006).

10.6

-        Amended and Restated Asset Purchase Agreement dated as of January 30, 2006, by and among Focus Healthcare, LLC, and certain other affiliated Focus entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.7

-        Agreement and Plan of Merger and Asset Purchase Agreement dated as of January 30, 2006, by and among Horizon Health Corporation, HHC Delaware, Inc., HHC Realty Investments, LLC, and Delaware Investment Associates, LLC, and with respect to the purchase and sale of the Focus Delaware assets and related transactions by and between HHC Delaware, Inc. and Focus Healthcare of Delaware, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.8

-        First Amendment to Asset Purchase Agreement dated as of January 30, 2006, by and among Lighthouse Care Centers, LLC, and certain other affiliated Lighthouse entities as Sellers, and Horizon Health Corporation, as Purchaser (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 1, 2006).

10.9

-        Limited Partner Interest Purchase Agreement dated as of January 17, 2006, by and among HHC Kingwood Investment, LLC as Purchaser, Signet Health Corporation as Seller and SHC-KPH, LP (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.10

-        Membership Interest Purchase Agreement dated as of January 17, 2006, by and among Horizon Health Hospital Services, Inc. as Purchaser, Jerry G. Browder as Seller and Kingwood Pines Hospital, LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2006).

10.11

-        Third Amendment to Third Amended and Restated Credit Agreement dated as of May 24, 2006, between Horizon Health Corporation and Horizon Mental Health Management, Inc. as Borrowers and JPMorgan Chase Bank as Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006).

10.12

-        Lease Agreement dated as of August 9, 2006, between Horizon Mental Health Management, Inc. as Tennant and St. David’s Healthcare Partnership LP, LLP as Landlord (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 15, 2006).

10.13

-        Executive Agreement, dated September 7, 2006, between the Company and James Ken Newman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.14

-        Executive Agreement, dated September 7, 2006, between the Company and David K. White (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.15

-        Executive Agreement, dated September 7, 2006, between the Company and John E. Pitts (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.16

-        Executive Agreement, dated September 7, 2006, between the Company and Donald W. Thayer (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.17

-        Executive Agreement, dated September 7, 2006, between the Company and David K. Meyercord (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.18

-        Executive Agreement, dated September 7, 2006, between the Company and Frank J. Baumann (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated September 11, 2006).

10.19

-        Horizon Health Corporation Bonus Plans for Executive Officers for the 2007 Fiscal Year (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 25, 2006).

10.20

-        Horizon Health Group, Inc. 1989 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.21

-        Horizon Mental Health Management, Inc. 1995 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.22

-        Horizon Mental Health Management, Inc. Amended and Restated 1995 Stock Option Plan for Eligible Outside Directors as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.23

-        Horizon Health Corporation 1998 Stock Option Plan as amended (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.24	- Horizon Health Corporation 2005 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 21, 2005).

10.25	- Horizon Health Corporation Bonus Plan Fiscal 2006 (incorporated herein by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005).

21	- List of Subsidiaries of the Company (filed herewith).

23	- Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	- Certification of Chief Executive Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

31.2	- Certification of Chief Financial Officer required by Securities and Exchange Commission Rule 13a-14(a) or 15d-14(a) (filed herewith).

32	- Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 (filed herewith).