Form 10-Q
period 2006-11-30
HORIZON HEALTH CORP /DE/
filed 2007-01-08
CIK 935007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

or

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

Yes  ☐                                                   No  ☒

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of December 27, 2006, was 15,062,941.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	November 30, 2006	August 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$2,252	$3,043
Accounts receivable less allowance for doubtful accounts of $9,839 at November 30, 2006 and $8,486 at August 31, 2006	46,245	40,856
Prepaid expenses and supplies	3,968	6,630
Other receivables	2,296	4,637
Other assets	2,401	1,617
Income taxes receivable	526	1,619
Deferred taxes	6,124	6,021

TOTAL CURRENT ASSETS	63,812	64,423

Property and equipment, net	99,876	100,189

Goodwill	109,416	106,054
Other indefinite life intangibles	42,447	42,447
Contracts, net of accumulated amortization of $7,952 at November 30, 2006, and $7,756 at August 31, 2006	1,862	2,059
Other intangibles, net of accumulated amortization of $415 at November 30, 2006, and $402 at August 31, 2006	28	40
Other non-current assets	2,389	2,428

TOTAL ASSETS	$319,830	$317,640

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	November 30, 2006	August 31, 2006

CURRENT LIABILITIES:
Accounts payable	$6,796	$7,362
Employee compensation and benefits	10,778	12,665
Medical claims payable	954	983
Accrued expenses and unearned revenue	13,915	14,902
Current portion of long-term debt	72	70

TOTAL CURRENT LIABILITIES	32,515	35,982

Other non-current liabilities	3,958	4,106
Long-term debt	106,917	105,935
Deferred income taxes	9,067	8,108

TOTAL LIABILITIES	152,457	154,131

Minority interest	4,069	4,053

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 15,082,041 shares issued and 15,062,941 shares outstanding at November 30, 2006 and 15,048,328 shares issued and 15,033,747 shares outstanding at August 31, 2006	151	151
Additional paid-in capital	88,932	88,375
Retained earnings	74,626	71,272
Treasury stock, at cost, 19,100 shares at November 30, 2006 and 14,581 shares at August 31, 2006	(405)	(342)
	163,304	159,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,830	$317,640

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended November 30,
	2006	2005

Revenue, net	$73,774	$58,911

Cost of services	54,850	45,650
Selling, general and administrative	7,088	7,045
Provision for (recovery of) doubtful accounts	2,361	(179)
Depreciation and amortization	1,632	1,144

Operating income	7,843	5,251

Other income (expense):
Interest expense	(2,292)	(119)
Interest income and other	32	101

Income before income taxes, minority interest and discontinued operations	5,583	5,233

Income tax provision	2,233	2,041

Minority interest, net	16	(49)

Income from continuing operations	3,334	3,241

Income (loss) from discontinued operations, net	20	(47)

Net income	$3,354	$3,194

Basic earnings per common share:
Continuing operations	$0.22	$0.21
Discontinued operations	0.00	0.00
	$0.22	$0.21

Diluted earnings per common share:
Continuing operations	$0.22	$0.21
Discontinued operations	0.00	0.00
	$0.22	$0.21

Weighted average shares outstanding:
Basic	15,061	14,913
Diluted	15,389	15,414

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended November 30,
	2006	2005
Operating Activities:
Net income	$3,354	$3,194
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	2,361	(179)
Depreciation and amortization	1,632	1,144
Deferred income taxes	856	640
Tax benefit associated with stock options exercised	92	294
Stock-based compensation	465	575
Excess tax benefits associated with stock-based compensation awards	(132)	(78)
Minority interest	16	(49)
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,763)	(4,407)
Decrease in income taxes receivable	1,093	204
Decrease in other receivables	2,349	348
Decrease in prepaid expenses and supplies	2,662	904
Increase in other assets	(911)	(385)
Decrease in accounts payable and accrued expenses	(3,641)	(7,214)
Increase in income taxes payable	139	873
Decrease in other non-current liabilities	(148)	(40)
Net cash provided by (used in) operating activities	2,424	(4,176)
Investing activities:
Purchases of property and equipment	(1,116)	(1,565)
Payment for Lighthouse/Focus price adjustment	(41)	—
Payment for Kingwood Pines Hospital price adjustment	(2)	—
Payment for Copper Hills Youth Center price adjustment	(41)	—
Payment for River Park Hospital price adjustment	(3,234)	(127)
Cash received from payments of notes receivable	167	—
Payment for Friends Behavioral Health System price adjustment	—	(26)
Net cash used in investing activities	(4,267)	(1,718)
Financing Activities:
Payments on long-term debt	(35,117)	—
Borrowings under credit facility	36,100	—
Cash provided by exercise of options	—	246
Excess tax benefits associated with stock-based compensation awards	132	78
Tax payments in connection with treasury stock surrendered	(63)	(65)
Net cash provided by financing activities	1,052	259

Net decrease in cash and cash equivalents	(791)	(5,635)

Cash and cash equivalents at beginning of period	3,043	8,098
Cash and cash equivalents at end of period	$2,252	$2,463

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                          ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified healthcare services provider. The Company owns/leases fifteen behavioral healthcare hospitals and related facilities as of November 30, 2006, which provide behavioral healthcare programs for children, adolescents, and adults.  It is also a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States.  The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions.  The Company additionally offers an array of employee assistance programs to corporate clients, government agencies and third party administrators.  The Company currently has offices in Denver, Colorado; Richmond, Virginia; and San Diego, California; and behavioral health care facilities in Delaware, Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia.  The Company’s National Support Center (“NSC”) and Employee Assistance Program (“EAP”) Call Center is in the Dallas suburb of Lewisville, Texas.

Basis of Presentation:

The accompanying condensed consolidated balance sheets at November 30, 2006 and August 31, 2006, the condensed consolidated statements of operations and of cash flows for the three months ended November 30, 2006 and 2005, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The August 31, 2006 balance sheet is derived from the audited balance sheet included in the Company’s filing on Form 10-K for the fiscal year ended August 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of November 30, 2006, and the results of operations for the three months ended November 30, 2006 and 2005.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2006, which has been filed with the Securities and Exchange Commission.

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

The Company continually evaluates its accounting policies and the estimates it uses to prepare the consolidated financial statements.  In general, the estimates are based on historical experience, on information from third party professionals and on various other assumptions that are believed to be reasonable under the facts and circumstances.  There have been no significant changes in assumptions, estimates and judgements in the preparation of these quarterly financial statements from the assumptions, estimates and judgements used in the preparation of the Company’s latest audited financial statements presented in the Company’s August 31, 2006 Annual Report on Form 10-K other than the change in accounting estimate used for the Allowance for Doubtful Accounts mentioned below.  See the captioned “Significant Accounting Policies and Estimates” described in Note 2 to the financial statements presented in the Company’s August 31, 2006 Annual Report on Form 10-K incorporated herein by reference, for information concerning those accounting policies and estimates considered significant by the Company.

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

During the first quarter, the allowance for doubtful accounts for the hospital services group was re-evaluated based on the historical operating experience with our free standing behavioral healthcare facilities.  The Company revised its reserve estimate on bad debt for self-pay accounts based on its actual historical collections.  The implementation of this change in estimate in the first quarter of 2007 had a favorable impact on pre-tax earnings of approximately $295,000.

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

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards.  Stock-based compensation for the three months ended November 30, 2006 and 2005 was approximately $465,000 and $575,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statement of operations.  This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005.

Reclassifications:  Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards:  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

3.                          EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (“EPS”) computations for net income (in thousands, except per share amounts):

	For the three months ended November 30,
	2006			2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Continuing operations:
Basic EPS	$3,334	15,061	$0.22	$3,241	14,913	$0.21

Effect of Dilutive Securities Options		328			501
Diluted EPS	$3,334	15,389	$0.22	$3,241	15,414	$0.21

Discontinued Operations:
Basic EPS	$20	15,061	$0.00	$(47)	14,913	$0.00

Effect of Dilutive Securities Options		328			501
Diluted EPS	$20	15,389	$0.00	$(47)	15,414	$0.00

Total:
Basic EPS	$3,354	15,061	$0.22	$3,194	14,913	$0.21

Effect of Dilutive Securities Options		328			501
Diluted EPS	$3,354	15,389	$0.22	$3,194	15,414	$0.21

During the three months ended November 30, 2006 and 2005, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the quarter.  The computation for the three months ended November 30, 2006 excluded 30,000 shares subject to options, with exercise prices ranging from $16.10 to $26.76.  The computation for the three months ended November 30, 2005 excluded 6,758 shares subject to options, with an exercise price of $26.76.

4.                          ACQUISITIONS

Lighthouse Care Center, LLC/Focus Healthcare, LLC

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and will be considered a single operating facility going forward.  Additionally, the Company acquired a facility from Lighthouse that was under development and not in operation.  The Company does not anticipate opening this facility in the 2007 fiscal year.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The results of operations for the facilities acquired are included in the Company’s results of operation for the three month period ended November 30, 2006.  As of November 30, 2006, the aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a mortgage loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.8 million and was financed under the Company’s existing credit facility.  As of November 30, 2006, tangible assets acquired and liabilities assumed totaled approximately $41.6 million and $10.6 million, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $60.8 million of which $22.6 million was recorded as goodwill and $38.2 million is recorded as the value of certain indefinite life intangible assets.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.

The following table summarizes the preliminary allocation of the aggregate purchase price of the Lighthouse/Focus acquisition (in thousands):

Assets acquired:
Accounts receivable	$4,839
Property and equipment	36,493
Other assets	312
Goodwill	22,561
Certificates of need	36,474
Trade names	1,742
Total assets	102,421
Liabilities assumed	(10,645)

Cash paid, net of cash acquired	$91,776

The purchase price allocation is still preliminary pending the final valuation of the assets and liabilities acquired and the receipt of all expenses related to the acquisition.

The following unaudited pro forma financial information gives effect to the acquisition of Lighthouse Care Center/Focus Healthcare as if they were owned on September 1, 2005, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair value and changes in interest expense resulting from changes in consolidated debt (in thousands):

Three months
ended November 30,
2005

Revenue	$70,345

Net Income	$2,949

Earnings per common share:
Basic	$0.20

Diluted	$0.19

The unaudited pro forma information presented above does not include nor does it assume any benefits from cost savings or synergies of operations of the combined entities.  Additionally, the unaudited pro forma information presented does not purport to be indicative of what our results of operations would have been if the acquisitions had in fact occurred at the beginning of the period presented, and is not intended to be a projection of the impact of future results or trends.

Kingwood Pines Hospital

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  Kingwood Pines Hospital is owned, operated and managed by SHC-KPH, LP, a Texas limited partnership.  Signet Health Corporation, a Texas Corporation, owned a 99.9% limited partnership interest in SHC-KPH, LP.  Kingwood Pines Hospital, LLC, a Texas limited liability company owned a 0.01% general partnership interest in SHC-KPH, LP.  The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner.  As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership.  The limited partner interest purchase agreement was by and among Signet Health Corporation, a Texas corporation, as Seller, HHC Kingwood Investment, LLC, a Delaware limited liability company, as Purchaser, and SHC-KPH, LP, a Texas limited partnership.  The membership purchase agreement was by and among Jerry G. Browder as Seller, Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as Purchaser, and Kingwood Pines Hospital, LLC, a Texas limited liability company.  Simultaneously with the transaction, SHC-KPH, LP acquired ownership of the real property and related assets of the hospital.  The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility.  As of November 30, 2006, tangible assets acquired and liabilities assumed totaled $9,102,000 and $1,098,000, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $6,126,000 of which $6,004,000 was recorded as goodwill and $122,000 is recorded as the value of certain indefinite life intangible assets.  The purchase price allocation is still preliminary pending the final valuation of the assets and liabilities acquired and the receipt of all expenses related to the acquisition.  The indefinite life intangible asset consists of the assigned value of the trade name.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles and the results of operation are included in the Company’s results of operation for the three month period ended November 30, 2006.  Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Copper Hills Youth Center

On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation.  Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The transaction was structured as a stock purchase agreement dated as of December 30, 2005, whereby Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Kids Behavioral Health of Utah, Inc. from Kids Behavioral Health, LLC, a Nevada limited liability company.  As of November 30, 2006, tangible assets acquired and liabilities assumed totaled $8,251,000 and $803,000, respectively.  The aggregate purchase price of approximately $9.6 million exceeded the fair value of net tangible assets by approximately $2,187,000 of which $1,971,000 is recorded as goodwill and $216,000 is the value of certain indefinite life intangible assets.  The purchase price allocation is still preliminary pending the final valuation of the assets and liabilities acquired and the receipt of all expenses related to the acquisition.  The indefinite life intangible asset consists of the assigned value of the trade name.  The acquisition was financed under the Company’s existing credit facility.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles and the results of operation are included in the Company’s results of operation for the three month period ended November 30, 2006.  The Company has added an additional 15 new residential treatment center licensed beds at this facility in the 2007 fiscal year to increase the total to 141 licensed beds.  Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

5.                          PROPERTY AND EQUIPMENT

Property and equipment consist of the following at November 30, 2006 and August 31, 2006 (in thousands):

	November 30,	August 31,
	2006	2006

Land	$16,540	$16,540
Buildings	75,051	74,737
Computer Hardware	3,319	3,247
Computer Software	4,843	4,843
Furniture and Fixtures	5,873	5,835
Equipment	3,429	3,122
Transportation (Vehicles)	875	834
Work-in-process	2,720	2,394
Leasehold Improvements	721	716
	113,371	112,268

Less Accumulated Depreciation	13,495	12,079
	$99,876	$100,189

Depreciation expense for the three months ended November 30, 2006 and 2005 totaled approximately $1,423,000 and $921,000, respectively.

6.                          GOODWILL AND OTHER INTANGIBLE ASSETS

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

At November 30, 2006, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $42,447,000.  The indefinite life assets were comprised of certificates of need ($38,665,000) acquired as part of the acquisition of River Park and the Focus/Lighthouse acquisitions, trade names ($2,986,000) acquired as part of the Poplar Springs, Friends, River Park, Copper Hills, Kingwood Pines and Focus/Lighthouse acquisitions, and the recorded value of the Knox Keene license ($796,000), acquired as part of a previous acquisition.  The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization.  Amortization of recorded values for contracts and non-compete agreements for the three months ended November 30, 2006 and 2005 were approximately $209,000 and $223,000, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining nine months in the 2007 fiscal year and the following fiscal years (in thousands):

Nine months ending August 31, 2007	$612
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the year ending August 31, 2010 and thereafter	159
$1,890

The following tables set forth by business service group of the Company, as described in Note 11 elsewhere herein, the amounts of goodwill and certain indefinite life intangible assets as of August 31, 2006 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amounts of such goodwill and certain indefinite life intangible assets during the three months ended November 30, 2006.

Goodwill

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Goodwill as of August 31, 2006	$46,440	$18,545	$41,069	$106,054

Goodwill adjusted during the period (1)	3,362	—	—	3,362

Goodwill as of November 30, 2006	$49,802	$18,545	$41,069	$109,416

(1)

Goodwill adjusted during the period relates to .the following: approximately $3.2 million variable payment made in accordance with the purchase agreement for River Park Hospital that was acquired in August 2005; approximately $128,000 change in the valuation of the assets and liabilities acquired for Kingwood Pines Hospital, Copper Hills Youth Center, and the Focus/Lighthouse facilities.

Trade Names

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Trade names as of August 31, 2006	$2,986	$—	$796	$3,782

Trade names adjusted during the period	—	—	—	—

Trade names as of November 30, 2006	$2,986	$—	$796	$3,782

Certificates of Need

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Certificates of need as of August 31, 2006	$38,665	$—	$—	$38,665

Certificates of need adjusted during the period	—	—	—	—

Certificates of need as of November 30, 2006	$38,665	$—	$—	$38,665

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter.  As a result of the May 31, 2006 impairment testing, no impairment adjustments were deemed necessary.

7.                          LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	November 30, 2006	August 30, 2006

Revolving credit facility	$100,000	$99,000
Mortgage loan	6,989	7,005
	106,989	106,005
Less current portion	(72)	(70)
Long-term debt	$106,917	$105,935

Revolving Credit Facility

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

At November 30, 2006, approximately $68.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.  The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined.  The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company.  The weighted average interest rate on the revolving credit facility for the quarter ended November 30, 2006 was approximately 8.1%.  The revolving credit facility, as amended, is available for acquisitions and working capital purposes and matures on May 31, 2010.

Mortgage Loan

In April 2006, the Company assumed a mortgage loan of approximately $7.1 million under a mortgage loan agreement that is insured by the U.S. Department of Housing and Urban Development (“HUD”) in connection with the Focus – Delaware acquisition discussed in Note 5 “Acquisitions”.  The loan is a fixed rate loan with an interest rate of 6.99%, has a remaining term of approximately 30 years with required monthly payments of principal and interest through October 2036.  The loan is collateralized by the real estate of the Focus – Delaware facility located in New Castle, Delaware.  At November 30, 2006, the fair value of the HUD loan was approximately $6.3 million based on the discounted amount of future cash flows.

Future long-term debt maturities are as follows (in thousands):

Fiscal year
Nine months ending August 31, 2007	$53
For the year ending August 31, 2008	75
For the year ending August 31, 2009	81
For the year ending August 31, 2010	100,087
For the year ending August 31, 2011	93
Thereafter	6,600
$106,989

8.                          COMMITMENTS AND CONTINGENCIES

Property & Equipment Leases

The Company leases various office facilities and equipment under operating leases.  The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

Nine months ending August 31, 2007	$2,783
For the year ending August 31, 2008	3,486
For the year ending August 31, 2009	3,562
For the year ending August 31, 2010	3,242
For the year ending August 31, 2011	3,071
For the years ending August 31, 2012 and thereafter	23,606
$39,750

Rent expense for the three months ended November 30, 2006 and 2005 totaled approximately $1,154,000 and $598,000, respectively.

The Company began leasing and occupying their new 80,000 square foot National Support Center facility in April 2006.  The term of the lease agreement is ten (10) years with two five year renewal options.  The lease increased the total minimum rental payments under the leases by $11.4 million.

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

The above minimum rental payments do not take into account approximately $204,000 of expected receipts for two sublet clinic locations in Florida, one sublet office location in Pennsylvania, and one sublet office location in Tennessee resulting from the reorganization and centralization of the Company’s EAP Services group.

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997.  The complaint seeks to recover amounts allegedly over billed to Medicare as a result.  The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path.  The parties are in discovery proceedings and no trial date has been set.  As of November 30, 2006, there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs and the measure of damages that will be asserted by the plaintiffs.  Thus, an estimate of the possible loss, if any, cannot be made at this time.

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

The Company is party to a lawsuit styled University of Utah Neuropsychiatric Institute, Plaintiffs v. Horizon Behavioral Services, Inc., Defendants, pending in the Third Judicial District Court in the County of Salt Lake, State of Utah.  By agreement, the Company has not been required to file an answer in the proceeding while the parties are having discussions.  The lawsuit relates to a claim that Horizon improperly denied or underpaid claims submitted by UUNI to Horizon for services provided by UUNI to members under medical plans where Horizon was the mental health provider during the years 2000 through 2005. The parties have been engaged in reviewing and discussing the disputed claims and have agreed to future discussions in a non-binding arbitration scheduled in December 2006.  At this time there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs.  The original demand is for $725,000 based on contract rate for the services although UUNI contends that its normal billing rates apply to the claims as opposed to the contract rates, in which case the demand is for approximately $2.4 million.  The Company considers that the contract rate applies to all the disputed claims.  An estimate of possible loss, if any, cannot be made at this time.

9.                          SEGMENT (SERVICE GROUP) INFORMATION

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

The following schedule represents revenues, operating results and total assets for the periods indicated by operating segment (in thousands):

		(B)
	(A)	Contract	(C)
	Hospital	Management	EAP	(D)
	Services	Services	Services	Other	Eliminations	Consolidated
For the three months ended November 30, 2006
Revenues, net	$47,116	$20,517	$6,098	$43	$—	$73,774

Intercompany Revenues	—	26	138	—	(164)	—

Cost of Services	38,333	12,475	4,206	—	(164)	54,850

EBITDA (E)	6,456	7,767	1,693	(6,441)	—	9,475

Total Assets	224,772	131,012	46,718	36,987	(119,659)	319,830

For the three months ended November 30, 2005
Revenues, net	$28,039	$23,470	$7,354	$48	$—	$58,911

Intercompany Revenues	—	14	84	—	(98)	—

Cost of Services	24,836	15,670	5,242	—	(98)	45,650

EBITDA (E)	2,586	8,171	1,592	(5,954)	—	6,395

Total Assets	88,708	129,271	47,731	39,786	(120,030)	185,466

(A)	Hospital Services provides behavioral health services through the Company’s owned and leased behavioral healthcare facilities.
(B)	Contract Management Services provides behavioral health and physical rehabilitation contract management services to acute care hospitals.
(C)	EAP Services provides employee assistance programs primarily to employers.
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

(E)

EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.” EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance. EBITDA may not be comparable to similarly titled measures reported by other companies. In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results. For the three months ended November 30, 2006 and 2005, EBITDA is calculated as follows:

	For the three months ended November 30,
	2006	2005
Income before income taxes	$5,583	$5,233
Depreciation & amortization	1,632	1,144
Interest, net	2,260	18
EBITDA	$9,475	$6,395

10.                   EAP SERVICES REORGANIZATION AND RELATED IMPAIRMENTS

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

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses and changes in these balances during the three months ended November 30, 2006, in connection with the reorganization is as follows (in thousands):

	EAP Services	Other	Total
Balance as of August 31, 2006	$490	$—	$490
Change in accruals for the three months ended November 30, 2006:
Real estate lease expense and termination costs	(24)	—	(24)

Cash payments for the three months ended November 30, 2006:
Real estate lease expense and termination costs	(93)	—	(93)
Employee severance and retention bonus costs	(5)	—	(5)
Total	$(122)	$—	$(122)

Balance as of November 30, 2006	$368	$—	$368

The remaining liability balances are presented below (in thousands):

	November 30, 2006	August 31, 2006
Real estate lease expense and termination costs	$360	$477
Employee severance and retention bonus costs	8	13
Total	$368	$490

11.                   SUBSEQUENT EVENT

On December 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Psychiatric Solutions, Inc. (“PSI”) and Panther Acquisition Sub, Inc., a wholly owned subsidiary of PSI (“Merger Sub”).  The Merger Agreement provides for the acquisition of all outstanding common stock of the Company through the merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  As a result of the Merger, the Company will become a wholly-owned subsidiary of PSI.

Under the terms of the Merger Agreement, upon consummation of the Merger, Company stockholders will be entitled to receive $20.00 in cash for each share of Horizon Common Stock they hold.  The transaction is subject to approval by Company stockholders and regulatory approvals, as well as satisfaction of customary closing conditions.  A copy of the Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2006.

On December 20, 2006, the Company adopted a Second Amendment (the “Second Amendment”) to the Rights Agreement dated February 6, 1997 (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company.   The amendment provides that neither the execution, delivery and performance by the respective parties of the Merger Agreement, nor the consummation of the Merger shall cause any person to become an “Acquiring Person” as defined in the Rights Agreement or result in the occurrence of a “Stock Acquisition Date” or an “Exercisability Date” as defined in the Rights Agreement.  A copy of the Second Amendment was filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 20, 2006.

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

With respect to the proposed merger with PSI, these factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the outcome of any legal proceedings that have been or may be instituted against the Company and others following announcement of the proposal or the merger agreement; (3) the inability to complete the merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the merger; including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other required regulatory approvals; (4) the failure by PSI to obtain the necessary debt financing arrangements set forth in commitment letters received in connection with the Merger Agreement; (5) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and (6) the amount of the costs, fees, expenses and charges related to the merger.  Many of these factors that will determine whether the merger will be consummated are beyond the Company’s ability to control or predict.

Certain other risks, uncertainties and other important factors are detailed in this report and will be detailed from time to time in reports filed by the Company with the Commission, including Forms 8-K, 10-Q, and 10-K, which should be reviewed separately.  Such risks include, among others, the following: general economic and business conditions which are less favorable than expected; unanticipated changes in industry trends; decreased demand by acute care hospitals for the Company’s management services; the Company’s inability to retain existing management contracts or to obtain additional contracts or maintain customer relationships; adverse changes in reimbursement by Medicare or other third-party payers for costs of providing behavioral health or physical rehabilitation services; adverse changes to other regulatory requirements relating to the provision of behavioral  health or physical rehabilitation services; adverse consequences of investigations by governmental regulatory agencies; adverse judgments rendered in the qui tam lawsuits pending against the Company; fluctuations and difficulty in forecasting operating results; the ability of the Company to sustain, manage or forecast its growth; the ability to obtain capital to fund future acquisitions; the ability to consummate future acquisitions; the ability of the Company to successfully integrate acquired businesses on a cost effective basis; heightened competition, including specifically the intensification of price competition; the entry of new competitors and the development of new products or services by new and existing competitors; changes in business strategy or development plans; inability to carry out marketing and sales plans; business disruptions; liability and other claims asserted against the Company; loss of key executives; the ability to attract and retain qualified personnel; adverse publicity; demographic changes; and other factors referenced or incorporated by reference in this report and other reports or filings with the Commission.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor may cause actual results to differ materially from those contained in any forward looking statements.  These forward-looking statements represent the estimates and assumptions of management only as of the date of this report.  The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward looking statement contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

At November 30, 2006, the Company owned/leased fifteen behavioral health care facilities with approximately 1,561 licensed beds in 11 states.  The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds	Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80	April 1, 2004
Poplar Springs Hospital	Petersburg, VA	184	June 1, 2004
Laurelwood Hospital	Willoughby, OH	160	January 1, 2005
Friends Hospital	Philadelphia, PA	219	July 1, 2005
River Park Hospital	Huntington, WV	187	August 1, 2005
Copper Hills Youth Center	West Jordan, UT	141	January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78	January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	78	February 1, 2006
Focus Healthcare of Georgia	St. Simmons Island, GA	101	February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106	February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42	February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104	February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	—(a)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28	February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	53	April 1, 2006

(a)          The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition and has not been in operation.  There are no current plans to open this facility during the 2007 fiscal year.

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

Additionally, Horizon had 91 behavioral health program management contracts and 24 physical rehabilitation program management contracts with acute care hospitals located in 36 states; 101 CQI+ mental health outcomes measurement contracts; and 908 contracts to provide employee assistance program services covering in excess of 4.8 million lives.

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

The Company plans to maintain its position as the leader (based on market share) in the contract management of behavioral health programs and enhance its position in the contract management of physical rehabilitation programs.  A significant challenge in marketing behavioral health and physical rehabilitation clinical management contracts is overcoming the initial reservations that many hospital administrators have with outsourcing key clinical services. The Company believes its expertise in working with hospital administrators, its reputation in the industry and its existing hospital contractual relationships provide it with a significant advantage in marketing new contracts. In addition, the Company capitalizes on its expertise in managing the delivery of behavioral health services by directly offering employee assistance programs to employers.  The Company believes it is strategically sized to deliver national programs, while providing local, individualized service to employers and to their respective employees.

See Note 9, “Segment Information” in the notes to the condensed consolidated financial statements included elsewhere herein, for additional information concerning the business segments (service groups) of the Company.

On December 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Psychiatric Solutions, Inc. (“PSI) and Panther Acquisition Sub, Inc., a wholly owned subsidiary of PSI (“Merger Sub”).  The Merger Agreement provides for the acquisition of all outstanding common stock of the Company through the merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  As a result of the Merger, the Company will become a wholly-owned subsidiary of PSI.  See Note 11, “Subsequent Event” in the notes to the condensed consolidated financial statements included elsewhere herein for additional information regarding the Merger Agreement.

Revenues

Hospital Services

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 1,561 licensed beds in 11 states.

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

Government Regulations

The Balanced Budget Refinement Act of 1999 mandated that PPS for inpatient psychiatric services be developed.  On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS.  The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period.  The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments.  The per diem has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service emergency departments.  In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and incrementally decreases thereafter until day 22 of the patients stay.  The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis.  The new PPS rules have stop loss protection against significant decreases in reimbursement, during the PPS phase in period.  The new PPS rules could have an adverse effect on the contract management business for behavioral health units in the 2006 cost reporting year and thereafter.

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

On August 1, 2006, CMS published a final rule that updates inpatient rehabilitation facility PPS payment rates to be effective October 1, 2006.  The final rule incorporates a market basket increase of 3.3% and continues the increase in the payment rate adjustment for inpatient rehabilitation facilities in rural areas at  21.30%.  CMS is also incorporating a 2.6% across-the-board reduction in the standard payment amount, claiming that coding increases, rather than actual changes in patient acuity, have caused increases in payments to inpatient rehabilitation facilities. The final rule also refined the inpatient rehabilitation facility classification system to reflect recent data on case mix groups, relative weights and the impact of illnesses or conditions other than the admitting diagnosis on the costs of treating a beneficiary.  For Federal Fiscal Year 2007 the wage index will be solely based on Core Based Statistical Areas (CBSA’s) designated wage indices.  The Company does not believe this final rule will have a significant impact on its revenues from rehabilitation services.

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

SUMMARY STATISTICAL DATA

	Quarter ended	Year ended	Year ended	Year ended
	November 30,	August 30,	August 31,	August 31,
	2006	2006 (1)	2005 (2)	2004 (3)

Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (in thousands)	$47,115	$158,333	$60,578	$10,069
Number of facilities in operation at period end	14	14	5	2
Licensed Beds	1,561	1,546	833	267
Weighted average available beds	1,416	1,108	363	177
Patient days	94,659	299,797	100,396	19,639
Admissions	5,895	18,984	6,745	1,041
Average length of stay	16.1	15.8	14.9	18.9
Revenue per patient day	$498	$528	$603	$513
% Occupancy based on weighted average available beds	73.5%	74.1%	75.8%	72.5%
EBITDA Margin (4)	13.7%	13.1%	14.5%	19.4%
EBITDAR Margin (4)	15.0%	14.5%	16.2%	20.4%

Same Facility Results:
Net revenues (in thousands)	$28,533	$36,162	$35,347	—
Number of facilities at period end	5	2	2	—
Licensed beds	830	264	264	—
Available beds	735	241	241	—
Patient days	47,200	70,509	70,282	—
Admissions	3,473	3,288	3,231	—
Average length of stay	13.6	21.4	21.8	—
Revenue per patient day	$605	$513	$503	—
Occupancy based on weighted average available beds	69.8%	80.2%	79.9%	—
EBITDA Margin (4)	18.8%	26.1%	19.7%	—
EBITDAR Margin (4)	20.1%	26.6%	20.6%	—

EAP Covered lives (in thousands)	4,841	4,860	4,244	3,569

Number of Contract Locations (5):
Contract locations in operation	105	107	123	132
Contract locations signed and unopened	10	9	12	8
Total contract locations	115	116	135	140

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

(4)    See Note 9, “Segment Information” in the notes to the condensed consolidated financial statements included elsewhere herein for a definition of EBITDA and a reconciliation to income before income taxes for the three months ended November 30, 2006 and 2005.  EBITDAR is a presentation of “earnings before interest, taxes, depreciation, amortization, and rent” and is an important financial measure that is used by the Company’s operations management to compare the performance of our owned and leased facilities.  The calculation of EBITDA and EBITDAR for the Hospital Services Division presented above does not include an allocation for corporate overhead expenses.  For the periods presented above, EBITDA and EBITDAR are calculated as follows:

	Quarter Ended
	November 30,	For the Fiscal Years Ended August 31,
	2006	2006	2005	2004
Income before income taxes	$5,583	$9,647	$6,484	$1,598
Interest expense (net of interest and other income)	2,260	4,525	—	—
Depreciation and amortization	1,632	3,959	1,444	344
EBITDA	9,475	18,131	7,928	1,942
Hospital division overhead	490	2,617	883	11
Adjusted EBITDA	9,965	20,748	8,811	1,953
Rent	1,154	2,150	1,023	98
Adjusted EBITDAR	$11,119	$22,898	$9,834	$2,051

(5)    Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three months ended November 30, 2006 and 2005, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, covered lives and licensed beds at the end of each period.

	Three Months Ended November 30,
	2006	2005
Revenues	100.0%	100.0%

Cost of Services	74.4%	77.5%
Selling, general and administrative	9.6%	12.0%
Provision for doubtful accounts	3.2%	(0.3)%
Depreciation and amortization.	2.2%	1.9%

Operating Income.	10.6%	8.9%

Interest and other income (expense), net	(3.1)%	(0.0)%

Income before income taxes, minority interest and discontinued operations	7.5%	8.9%

Income tax provision	3.0%	3.5%

Minority Interest, net	0.0%	(0.1)%

Income from continuing operations	4.5%	5.5%

(Loss) income from discontinuing operations, net	0.0%	(0.1)%

Net income	4.5%	5.4%

Number of management contracts, end of quarter:
Contract locations in operation	105	119
Contract locations signed and unopened	10	11
Total contract locations	115	130

EAP Covered lives (000’s), end of period	4,841	3,991

Licensed Beds	1,561	833

Three Months Ended November 30, 2006 Compared to the Three Months Ended November 30, 2005

Revenue.  Total revenue between the quarters increased $14.9 million or 25.2%.  Revenue associated with hospital services increased by $19.1 million or 68.0%, revenue associated with contract management services decreased $2.9 million or 12.5% and revenue associated with EAP services decreased $1.2 million or 16.2%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $19.1 million, or 68.0% between the quarters.  The increase in revenue is primarily the result of the acquisitions of  Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $2.9 million or 12.5% between the quarters.  This decrease was primarily due to the decline in the average number of contract management locations in operation from 120.8 for the three months ended November 30, 2005 to 105.9 for the three months ended November 30, 2006.

EAP Services

Revenue associated with EAP Services decreased $1.2 million, or 16.2% between the quarters.  This decrease was primarily attributable to a net decrease of 150 contracts between the periods.

Cost of Services.   Total cost of services provided between the quarters increased $9.2 million, or 20.2%.   Cost of services provided associated with hospital services increased by $13.5 million or 54.4%, cost of services provided associated with contract management services decreased $3.2 million or 20.4% and cost of services provided associated with EAP services decreased $1.0 million or 19.8%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $13.5 million, or 54.4%, between the quarters.  An increase of approximately $16.2 million is primarily the result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  This increase was partially offset by a decrease in cost of services of approximately $2.6 million at same store facilities as a result of cost saving initiatives.

Contract Management Services

Cost of services provided associated with contract management services decreased $3.2 million, or 20.4%, between the quarters.  The decrease was primarily due to a decline in the average number of contract management locations in operation from 120.8 for the three months ended November 30, 2005 to 105.9 for the three months ended November 30, 2006.

EAP Services

Cost of services provided associated with EAP services decreased $1.0 million, or 19.8% between the quarters.  A decrease of approximately $667,000 in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of the EAP Services.  An additional decrease of $226,000 in incentive pay was the result of the reversal of over accruals for bonuses that were based on meeting specific FY06 performance objectives.

Selling, General and Administrative.  Total selling, general, and administrative expenses increased $43,000 between the quarters.  Expenses decreased $894,000 related to reductions in insurance and annual leadership conference costs, as well as various other cost savings initiatives.  These decreases were offset by an increase in rent of $303,000 due to the occupation of the new NSC building, an increase of $250,000 in accrued legal reserves, an increase of $196,000 in audit and accounting fees, and an increase of $170,000 in legal and other fees related to the Company’s strategic alternative initiative.

Provision for Doubtful Accounts.  The provision for doubtful accounts was a net expense of $2.4 million for the three months ended November 30, 2006, as compared to a net recovery of $179,000 for the three months ended November 30, 2005, a difference of $2.5 million.  The increase in net expense for the three months ended November 30, 2006 was primarily due to an increase of $2.0 million related to the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  Additionally, $654,000 was related to the reversal of reserves occurring in the prior year quarter for one behavioral health contract location due to the receipt of payment for amounts previously reserved and a second location due to a revision in the location’s existing contract.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $488,000 or 42.7% between the quarters.  An increase in depreciation expense of approximately $273,000 is attributable to the addition of the facilities associated with Copper Hills Youth Center, Kingwood Pines Hospital and the eight Focus/Lighthouse Hospitals.  An increase in depreciation expense of approximately $125,000 is attributable to the furniture and equipment for the new National Support Center building that the Company began occupying in April 2006.   An increase in depreciation expense of approximately $114,000 is attributable to the purchase of computer hardware and software upgrades.  These increases are partially offset by a decrease of $36,000 due to the sale of the former National Support Center building.

Interest and Other Income (Expense), Net.  Interest expense, interest income and other income for the three months ended November 30, 2006, resulted in a net expense of $2.3 million as compared to a net expense of $18,000 for the corresponding period in the prior fiscal year.  This net change is primarily the result of an increase in interest expense of approximately $2.0 million related to the increase in the weighted average principal balance outstanding under the credit facility.  The weighted average outstanding credit facility balance for the three months ended November 30, 2006, was approximately $98.6 million with an ending balance of $100.0 million.  There was no debt outstanding during the corresponding period in the prior fiscal year.  The weighted average interest rate for the credit facility for the quarter ended November 30, 2006, was approximately 8.1%.  In addition, interest expense increased $122,000 due to the addition of a fixed rate mortgage loan associated with the acquisition of the Focus – Delaware facility effective April 1, 2006.

Income Tax Expense.  Income tax expense for the three months ended November 30, 2006 was $2.2 million representing an increase of approximately $192,000, or 9.4%, as compared to income tax expense of $2.0 million for the three months ended November 30, 2005.  The increase in income tax expense was largely due to a corresponding increase in pre-tax earnings.  The effective tax rates for the three-month periods ended November 30, 2006 and 2005 were 40.0% and 39.0%, respectively.

Discontinued Operations.  On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary.  The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  For the three months ended November 30, 2006, the amount represents the reversal of a portion of the reserve for the note receivable relating to the sale of ProCare as a quarterly payment was received.

Liquidity and Capital Resources

Working capital increased to $31.3 million at November 30, 2006, as compared to $28.4 million at August 31, 2005.  Net cash provided by operating activities was $2.4 million for the three months ended November 30, 2006, as compared to $4.2 million used in operating activities during the same period in the 2006 fiscal year.  Cash used in investing activities was approximately $4.3 million for the three months ended November 30, 2006, as compared to $1.7 million in the prior year with the change primarily due to the variable payment of $3.2 million made in accordance the Poplar Springs Hospital purchase agreement.  Net cash provided by financing activities was approximately $1.1 million in the three months ended November 30, 2006, as compared to approximately $259,000 in the prior year resulting primarily from net borrowings under the Company’s revolving credit facility in the 2007 fiscal year.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $1.1 million for the three months ended November 30, 2006, as compared to approximately $1.6 million in the prior year.  The Company anticipates its property and equipment expenditures for the remainder of the 2007 fiscal year will be approximately $11 million.

The Company believes that its future cash flows from operations along with cash of approximately $2.3 million at November 30, 2006, and the availability under its credit facility will be sufficient to cover operating cash requirements and current debt obligations over the next 12 months.  At November 30, 2006, $68.6 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation.  The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities.  The final variable payment will be made in the third fiscal quarter of 2007 and the Company currently anticipates the amount to be approximately $627,000.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital.  Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture.  The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture.  The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital.  The Company has spent approximately $1.7 million on capital expenditures for Friends from the acquisition date through November 30, 2006.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company.  The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreements provide for additional variable payments in future years based on the future performance of the hospital and the management company.  The first payment was made during the first quarter of fiscal year 2007 and was approximately $3.2 million.  The next variable payment is due during the first quarter of fiscal year 2008 and is currently anticipated to be approximately $2.0 million.

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes.  One promissory note in the amount of $2.1 million was paid during the quarter ended February 28, 2006.  The other promissory note had an original principal balance of $2.0 million and is payable quarterly over three years, bearing interest at the prime rate.  The Company has received the first four quarterly payments as of November 30, 2006.  The current principal balance of this note receivable is approximately $1.3 million as of November 30, 2006.

On January 1, 2006, the Company acquired Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The aggregate purchase price was approximately $9.6 million and was financed under the Company’s existing credit facility.  See Note 4, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein.

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility.  See Note 4, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein.

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The facilities have a combined total licensed capacity of 512 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.8 million and was financed under the Company’s existing credit facility.  See Note 4, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein.

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

On October 6, 2006, the Company announced that it has engaged UBS Securities, LLC (“UBS”) to assist the Board of Directors in evaluating the assets and operations of the Company in order to review possible alternative strategies to achieve greater shareholder value.  On December 20, 2006, the Company entered into a Merger Agreement with PSI as discussed in Note 11, “Subsequent Event” in the notes to the condensed consolidated financial statements included elsewhere herein.  As a result of this proposed merger, the Company will pay UBS approximately $4.3 million for services rendered in connection with the transaction.  Approximately $1.0 million will be paid in December 2006 and the remaining balance will be paid upon closing of the transaction.

Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions mentioned above.  This First Amendment modified certain fee schedules and certain covenants of the Company under the credit facility.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November

30, 2005. Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 27, 2006.  Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.  A copy of this agreement was filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2006.  See Note 8, “Long-Term Debt” in the notes to the consolidated financial statements included elsewhere herein.

Critical Accounting Policies and Estimates

See the section captioned “Critical Accounting Policies” in “Management’s Discussion and Analysis” presented in the Company’s August 31, 2006 Form 10-K, as well as “Significant Accounting Policies and Estimates” described in Note 2 to the condensed consolidated financial statements included elsewhere herein, both of which are incorporated herein by reference, for information concerning those accounting policies and estimates considered critical by the Company.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 clarifies the definition of fair value, describes methods used to appropriately measure fair value, and expands fair value disclosure requirements.  This statement applies under other accounting pronouncements that currently require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact that SFAS 157 will have on our consolidated financial statements.

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

As of November 30, 2006, the Company had $100.0 million outstanding under its revolving credit facility with a weighted average interest rate of approximately 8.1%.  A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of November 30, 2006, would change interest expense by approximately $813,000  annually.  This would be funded out of cash flows from operations, which were approximately $2.4 million for the three months ended November 30, 2006.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended November 30, 2006, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

During the quarter ended November 30, 2006, there were no significant developments in the Company’s legal proceedings, described under the “Legal Proceedings” caption in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

ITEM 1A.                                            RISK FACTORS

There has been no material change in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006, except that the Company has entered into an Agreement and Plan of Merger with Psychiatric Solutions, Inc.  See Note 11, “Subsequent Event” in the notes to the condensed consolidated financial statements included elsewhere herein for additional information regarding the Merger Agreement.  See “Disclosure Regarding Forward looking Statements” included elsewhere herein for a description of certain risk factors pertaining to the proposed merger.

ITEM 6.                                                     EXHIBITS

(a)                                              Exhibits.

NUMBER	EXHIBIT

2.1

Agreement and Plan of Merger dated as of December 20, 2006 by and among Psychiatric Solutions, Inc., Panther Acquisition Sub, Inc. and Horizon Health Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

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

4.4

Second Amendment to Rights Agreement, dated as of December 20, 2006, between Horizon Health Corporation and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

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

Date: January 8, 2007
HORIZON HEALTH CORPORATION

By:	/S/ John E. Pitts
John E. Pitts
Chief Financial Officer

INDEX TO EXHIBITS

NUMBER	EXHIBIT

2.1

Agreement and Plan of Merger dated as of December 20, 2006 by and among Psychiatric Solutions, Inc., Panther Acquisition Sub, Inc. and Horizon Health Corporation (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

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

4.4

Second Amendment to Rights Agreement, dated December 20, 2006, by and between Horizon Health Corporation and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 20, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.