Form 10-Q
period 2007-02-28
HORIZON HEALTH CORP /DE/
filed 2007-04-09
CIK 935007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

or

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

The number of shares outstanding of the registrant’s Common Stock, $0.01 par value, as of March 27, 2007, was 15,102,994.

INDEX

HORIZON HEALTH CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.                                               FINANCIAL STATEMENTS

HORIZON HEALTH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	February 28, 2007	August 31, 2006

CURRENT ASSETS:
Cash and cash equivalents	$1,986	$3,043
Accounts receivable less allowance for doubtful accounts of $12,702 at February 28, 2007 and $8,486 at August 31, 2006	46,895	40,856
Prepaid expenses and supplies	3,886	6,630
Other receivables	3,309	4,637
Other assets	1,862	1,617
Income taxes receivable	33	1,619
Deferred taxes	6,434	6,021

TOTAL CURRENT ASSETS	64,405	64,423

Property and equipment, net	99,453	100,189

Goodwill	108,997	106,054
Other indefinite life intangibles	42,447	42,447
Contracts, net of accumulated amortization of $8,149 at February 28, 2007, and $7,756 at August 31, 2006	1,666	2,059
Other intangibles, net of accumulated amortization of $422 at February 28, 2007, and $402 at August 31, 2006	20	40
Other non-current assets	2,037	2,428

TOTAL ASSETS	$319,025	$317,640

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	February 28, 2007	August 31, 2006

CURRENT LIABILITIES:
Accounts payable	$6,257	$7,362
Employee compensation and benefits	13,136	12,665
Medical claims payable	1,157	983
Accrued expenses and unearned revenue	12,914	14,902
Current portion of long-term debt	73	70

TOTAL CURRENT LIABILITIES	33,537	35,982

Other non-current liabilities	3,920	4,106
Long-term debt	102,998	105,935
Deferred income taxes	9,942	8,108

TOTAL LIABILITIES	150,397	154,131

Minority interest	4,057	4,053

Commitments and contingencies

STOCKHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 500,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized; 15,123,671 shares issued and 15,102,994 shares outstanding at February 28, 2007 and 15,048,328 shares issued and 15,033,747 shares outstanding at August 31, 2006	151	151
Additional paid-in capital	89,814	88,375
Retained earnings	75,042	71,272
Treasury stock, at cost, 20,677 shares at February 28, 2007 and 14,581 shares at August 31, 2006	(436)	(342)
	164,571	159,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$319,025	$317,640

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended February 28,
	2007	2006

Revenue, net	$71,431	$64,123

Cost of services	55,018	50,705
Selling, general and administrative	6,104	6,790
Cost associated with pending merger transaction (Note 11)	1,918	—
Provision for doubtful accounts	3,244	1,954
Depreciation and amortization	1,696	1,280

Operating income	3,451	3,394

Other income (expense):
Interest expense	(2,278)	(743)
Interest income and other	26	66

Income before income taxes, minority interest and discontinued operations	1,199	2,717

Income tax provision	1,156	1,087

Minority interest, net	(12)	(5)

Income from continuing operations	55	1,635

Income from discontinued operations, net	361	29

Net income	$416	$1,664

Basic earnings per common share:
Continuing operations	$0.00	$0.11
Discontinued operations	0.03	0.00
	$0.03	$0.11

Diluted earnings per common share:
Continuing operations	$0.00	$0.11
Discontinued operations	0.03	0.00
	$0.03	$0.11

Weighted average shares outstanding:
Basic	15,085	14,943
Diluted	15,521	15,425

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended February 28,
	2007	2006

Revenue, net	$145,205	$123,034

Cost of services	109,868	96,355
Selling, general and administrative	12,965	13,835
Cost associated with pending merger transaction (Note 11)	2,145	—
Provision for doubtful accounts	5,605	1,775
Depreciation and amortization	3,329	2,424

Operating income	11,293	8,645

Other income (expense):
Interest expense	(4,570)	(862)
Interest income and other	59	167

Income before income taxes, minority interest and discontinued operations	6,782	7,950

Income tax provision	3,389	3,128

Minority interest, net	4	(54)

Income from continuing operations	3,389	4,876

Income (loss) from discontinued operations, net	381	(18)

Net income	$3,770	$4,858

Basic earnings per common share:
Continuing operations	$0.22	$0.33
Discontinued operations	0.03	0.00
	$0.25	$0.33

Diluted earnings per common share:
Continuing operations	$0.22	$0.32
Discontinued operations	0.02	0.00
	$0.24	$0.32

Weighted average shares outstanding:
Basic	15,073	14,928
Diluted	15,455	15,420

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended February 28,
	2007	2006
Operating Activities:
Net income	$3,770	$4,858
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	5,605	1,775
Depreciation and amortization	3,329	2,424
Deferred income taxes	1,420	1,169
Net loss on disposal of property and equipment	10	8
Tax benefit associated with stock options exercised	177	553
Stock-based compensation	939	1,127
Excess tax benefit associated with stock-based compensation awards	(101)	(301)
Minority interest	4	(54)
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,502)	(6,010)
Decrease (increase) in income taxes receivable	1,586	(885)
Decrease in prepaid expenses and supplies	2,744	1,094
Decrease in other receivables	1,336	317
Increase in other assets	(1,353)	(716)
Decrease in accounts payable and accrued expenses	(2,540)	(6,511)
Increase (decrease) in income taxes payable	49	(28)
Decrease in other non-current liabilities	(186)	(299)
Net cash provided by (used in) operating activities	5,287	(1,479)
Investing Activities:
Purchases of property and equipment	(2,195)	(2,921)
Payment for purchase of Lighthouse/Focus	—	(88,072)
Payment for purchase of Kingwood Pines Hospital	—	(13,924)
Payment for purchase of Copper Hills Youth Center	—	(9,857)
Net cash received for Lighthouse/Focus price adjustment	232	—
Payment for Kingwood Pines Hospital price adjustment	(2)	—
Payment for Copper Hills Youth Center price adjustment	(41)	—
Payment for River Park Hospital price adjustment	(3,234)	(173)
Cash received from payments on notes receivable	1,500	—
Payment for Friends Behavioral Health System price adjustment	—	(37)
Net cash used in investing activities	(3,740)	(114,984)
Financing Activities:
Payments on long-term debt	(60,235)	(140,100)
Borrowings under credit facility	57,300	251,100
Cash provided by exercise of options	323	632
Excess tax benefit associated with stock-based compensation awards	101	301
Tax payments in connection with treasury stock surrendered	(93)	(143)
Net cash (used in) provided by financing activities	(2,604)	111,790

Net decrease in cash and cash equivalents	(1,057)	(4,673)

Cash and cash equivalents at beginning of period	3,043	8,098
Cash and cash equivalents at end of period	$1,986	$3,425

See accompanying notes to condensed consolidated financial statements.

HORIZON HEALTH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.                          ORGANIZATION

Horizon Health Corporation (“the Company”), d/b/a Horizon Health, is a diversified healthcare services provider. The Company owns/leases fifteen behavioral healthcare hospitals and related facilities as of February 28, 2007, which provide behavioral healthcare programs for children, adolescents, and adults.  It is also a leading contract manager of clinical and related services, primarily of behavioral health and physical rehabilitation programs, offered by acute care hospitals in the United States.  The management contracts are generally for initial terms ranging from three to five years, the majority of which have automatic renewal provisions.  The Company additionally offers an array of employee assistance programs to corporate clients, government agencies and third party administrators.  The Company’s National Support Center (“NSC”) and Employee Assistance Program (“EAP”) Call Center is in the Dallas suburb of Lewisville, Texas.  The Company currently also has offices in Denver, Colorado; and San Diego, California.  The Company’s behavioral health care facilities are located in Delaware, Florida, Georgia, Indiana, Ohio, Pennsylvania, South Carolina, Texas, Utah, Virginia, and West Virginia.

Basis of Presentation:

The accompanying condensed consolidated balance sheets at February 28, 2007 and August 31, 2006, the condensed consolidated statements of operations and of cash flows for the three and six months ended February 28, 2007 and 2006, are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The August 31, 2006 balance sheet is derived from the audited balance sheet included in the Company’s filing on Form 10-K for the fiscal year ended August 31, 2006, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of Company management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair statement of the financial position of the Company as of February 28, 2007, and the results of operations for the three and six months ended February 28, 2007 and 2006.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in United States of America have been condensed or omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended August 31, 2006, which has been filed with the Securities and Exchange Commission.

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

During the first quarter of 2007, the allowance for doubtful accounts for the hospital services group was re-evaluated based on the historical operating experience with our free standing behavioral healthcare facilities.  The Company revised its reserve estimate on bad debt for self-pay accounts based on its actual historical collections.  The implementation of this change in estimate in the first quarter of 2007 had a favorable impact on pre-tax earnings of approximately $295,000.

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

Effective September 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) Share-Based Payment (“SFAS 123R”), which requires the measurement and recognition of compensation cost at fair value for all share-based payments, including stock options and restricted share awards.  Stock-based compensation for the three months ended February 28, 2007 and 2006 was approximately $474,000 and $552,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statement of operations.  Stock-based compensation for the six months ended February 28, 2007 and 2006 was approximately $939,000 and $1,127,000, respectively, and is included in selling, general and administrative expenses in the condensed consolidated statement of operations.  This expense includes compensation expense, recognized over the applicable vesting periods, for new share-based awards and for share-based awards granted prior to, but not yet vested, as of August 31, 2005.

The condensed consolidated statement of cash flows for the six months ended February 28, 2006 has been corrected to reflect the tax benefit associated with stock options exercised of $553,000 as an operating activity rather than a financing activity as previously presented in the Form 10-Q for the quarterly period ended February 28, 2006.  This correction resulted in a decrease to net cash used in operations for the six months ended February 28, 2006 and a corresponding decrease to net cash provided by financing activities.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on these items in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact, if any, that SFAS 159 will have on our consolidated financial statements.

3.                          EARNINGS PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share (“EPS”) computations for net income (in thousands, except per share amounts):

	For the three months ended February 28,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator	Amount
Continuing operations:
Basic EPS	$55	15,085	$0.00	$1,635	14,943	$0.11

Effect of Dilutive Securities:
Options		436			482
Diluted EPS	$55	15,521	$0.00	$1,635	15,425	$0.11

Discontinued Operations:
Basic EPS	$361	15,085	$0.03	$29	14,943	$0.00

Effect of Dilutive Securities:
Options		436			482
Diluted EPS	$361	15,521	$0.03	$29	15,425	$0.00

Total:
Basic EPS	$416	15,085	$0.03	$1,664	14,943	$0.11

Effect of Dilutive Securities:
Options		436			482
Diluted EPS	$416	15,521	$0.03	$1,664	15,425	$0.11

	For the six months ended February 28,
	2007			2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	Numerator	Denominator	Amount	Numerator	Denominator (1)	Amount (1)
Continuing operations:
Basic EPS	$3,389	15,073	$0.22	$4,876	14,928	$0.33

Effect of Dilutive Securities:
Options		382			492
Diluted EPS	$3,389	15,455	$0.22	$4,876	15,420	$0.32

Discontinued Operations:
Basic EPS	$381	15,073	$0.03	$(18)	14,928	$0.00

Effect of Dilutive Securities:
Options		382			492
Diluted EPS	$381	15,455	$0.02	$(18)	15,420	$0.00

Total:
Basic EPS	$3,770	15,073	$0.25	$4,858	14,928	$0.33

Effect of Dilutive Securities:
Options		382			492
Diluted EPS	$3,770	15,455	$0.24	$4,858	15,420	$0.32

During the three and six months ended February 28, 2007 and 2006, certain options to acquire common stock were not included in certain computations of EPS because the options exercise price was greater than the average market price of the common shares for the periods.  The computation for the three months ended February 28, 2007 excluded 29,567 shares subject to options, with exercise prices ranging from $16.10 to $26.76.  The computation for the three months ended February 28, 2006 excluded 15,000 shares subject to options, with an exercise price of $26.76.  The computation for the six months ended February 28, 2007 excluded an average of 29,785 shares subject to options, with exercise prices ranging from $16.10 to $26.76.  The computation for the six months ended February 28, 2006 excluded an average of 10,856 shares subject to options, with exercise price of $26.76.

4.                          ACQUISITIONS

Lighthouse Care Center, LLC/Focus Healthcare, LLC

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The Focus & Lighthouse facilities in Florida are operated out of the same free-standing hospital and is considered a single operating facility.  Additionally, the Company acquired a facility from Lighthouse that was under development and not in operation.  The Company does not anticipate opening this facility in the 2007 fiscal year.  The facilities have a combined total licensed capacity of 522 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The results of operations for the facilities acquired are included in the Company’s results of operation for the period February 1, 2006 through February 28, 2006, for the three and six month periods ending February 28, 2006, for the facilities acquired on February 1, 2006.  As of February 28, 2007, the aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a mortgage loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.5 million and was financed under the Company’s existing credit facility.  As of February 28, 2007, tangible assets acquired and liabilities assumed totaled approximately $41.6 million and $10.6 million, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $60.6 million of which $22.4 million was recorded as goodwill and $38.2 million is recorded as the value of certain indefinite life intangible assets.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.

The following table summarizes the allocation of the aggregate purchase price of the Lighthouse/Focus acquisition (in thousands):

Assets acquired:
Accounts receivable	$4,762
Property and equipment	36,493
Other assets	312
Goodwill	22,365
Certificates of need	36,474
Trade names	1,742
Total assets	102,148
Liabilities assumed	(10,645)

Cash paid, net of cash acquired	$91,503

The following unaudited pro forma financial information gives effect to the acquisition of Lighthouse Care Center/Focus Healthcare as if they were acquired on September 1, 2005, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair value and changes in interest expense resulting from changes in consolidated debt (in thousands):

	Three months ended February 28, 2006	Six months ended February 28, 2006

Revenue	$70,294	$138,508

Net Income	$1,536	$4,627

Earnings per common share:
Basic	$0.10	$0.31

Diluted	$0.10	$0.30

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

Kingwood Pines Hospital

Effective January 17, 2006, the Company acquired Kingwood Pines Hospital, a 78-bed behavioral health facility located in Kingwood, Texas.  Kingwood Pines Hospital is owned, operated and managed by SHC-KPH, LP, a Texas limited partnership.  Signet Health Corporation, a Texas Corporation, owned a 99.9% limited partnership interest in SHC-KPH, LP.  Kingwood Pines Hospital, LLC, a Texas limited liability company owned a 0.01% general partnership interest in SHC-KPH, LP.  The transaction was structured as a limited partner interest purchase agreement and a membership interest purchase agreement by which the Company acquired all of the partnership interest of the limited partner and all the member interests of the general partner.  As a result of the transaction, the Company acquired ownership directly and indirectly of all the partnership interests in the partnership.  The limited partner interest purchase agreement was by and among Signet Health Corporation, a Texas corporation, as Seller, HHC Kingwood Investment, LLC, a Delaware limited liability company, as Purchaser, and SHC-KPH, LP, a Texas limited partnership.  The membership purchase agreement was by and among Jerry G. Browder as Seller, Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, as Purchaser, and Kingwood Pines Hospital, LLC, a Texas limited liability company.  Simultaneously with the transaction, SHC-KPH, LP acquired ownership of the real property and related assets of the hospital.  The aggregate purchase price net of cash acquired was approximately $14.1 million and was financed under the Company’s existing credit facility.  As of February 28, 2007, tangible assets acquired and liabilities assumed totaled $8,686,000 and $863,000, respectively.  The purchase price exceeded the net tangible assets acquired by approximately $6,306,000 of which $6,184,000 was recorded as goodwill and $122,000 is recorded as the value of certain indefinite life intangible assets.  The indefinite life intangible asset consists of the assigned value of the trade name.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.  The results of operation are included in the Company’s results of operation for the period January 17, 2006 through February 28, 2006, for the three and six month periods ending February 28, 2006.  Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

Copper Hills Youth Center

On January 1, 2006, the Company acquired Kids Behavioral Health of Utah, Inc., a Utah corporation.  Kids Behavioral Health owned and operated Copper Hills Youth Center, a 126-bed adolescent residential treatment center located in West Jordan, Utah.  The transaction was structured as a stock purchase agreement dated as of December 30, 2005, whereby Horizon Health Hospital Services, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, acquired all of the outstanding stock of Kids Behavioral Health of Utah, Inc. from Kids

Behavioral Health, LLC, a Nevada limited liability company.  As of February 28, 2007, tangible assets acquired and liabilities assumed totaled $8,251,000 and $803,000, respectively.  The aggregate purchase price of approximately $9.6 million exceeded the fair value of net tangible assets by approximately $2,187,000 of which $1,971,000 is recorded as goodwill and $216,000 is the value of certain indefinite life intangible assets.  The indefinite life intangible asset consists of the assigned value of the trade name.  The acquisition was financed under the Company’s existing credit facility.  Goodwill acquired by the Company is deductible for tax purposes.  The Company accounted for the acquisition by the purchase method as required by generally accepted accounting principles.  The results of operation are included in the Company’s results of operation for the period January 1, 2006 through February 28, 2006, for the three and six month periods ending February 28, 2006.  The Company added an additional 15 new residential treatment center licensed beds at this facility in the 2007 fiscal year to increase the total to 141 licensed beds.  Proforma financial data is not presented because the impact of this acquisition is not material to the Company’s results of operations for any period presented.

5.                          PROPERTY AND EQUIPMENT

Property and equipment consist of the following at February 28, 2007 and August 31, 2006 (in thousands):

	February 28,	August 31,
	2007	2006

Land	$16,540	$16,540
Buildings	75,606	74,737
Computer Hardware	3,335	3,247
Computer Software	4,863	4,843
Furniture and Fixtures	5,909	5,835
Equipment	3,625	3,122
Transportation (Vehicles)	875	834
Work-in-process	2,725	2,394
Leasehold Improvements	963	716
	114,441	112,268

Less Accumulated Depreciation	14,988	12,079
	$99,453	$100,189

Depreciation expense for the three months ended February 28, 2007 and 2006 totaled approximately $1,492,000 and $1,059,000, respectively.  Depreciation expense for the six months ended February 28, 2007 and 2006 totaled approximately $2,916,000 and $1,980,000, respectively.

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

At February 28, 2007, the Company had indefinite life intangible assets, which are not subject to amortization, of approximately $42,447,000.  The indefinite life assets were comprised of certificates of need ($38,665,000) acquired as part of the acquisition of River Park and the Focus/Lighthouse acquisitions, trade names ($2,986,000) acquired as part of the Poplar Springs, Friends, River Park, Copper Hills, Kingwood Pines and Focus/Lighthouse acquisitions, and the recorded value of the Knox Keene license ($796,000), acquired as part of a previous acquisition.  The costs of certain management contracts and other intangible assets acquired by the Company remain subject to amortization.  Amortization of recorded values for contracts and non-compete agreements for the three months ended February 28, 2007 and 2006 were approximately $204,000 and $221,000, respectively.  Amortization of recorded values for contracts and non-compete agreements for the six months ended February 28, 2007 and 2006 were approximately $413,000 and $444,000, respectively.

The following table sets forth the estimated amortization expense for intangibles subject to amortization for the remaining six months in the 2007 fiscal year and the following fiscal years (in thousands):

Six months ending August 31, 2007	$408
For the year ending August 31, 2008	786
For the year ending August 31, 2009	333
For the year ending August 31, 2010 and thereafter	159
$1,686

The following tables set forth by business service group of the Company, as described in Note 11 elsewhere herein, the amounts of goodwill and certain indefinite life intangible assets as of August 31, 2006 that are subject to impairment tests rather than amortization and the adjustments, if any, to the amounts of such goodwill and certain indefinite life intangible assets during the six months ended February 28, 2007.

Goodwill

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Goodwill as of August 31, 2006	$46,440	$18,545	$41,069	$106,054

Goodwill adjusted during the period (1)	2,943	—	—	2,943

Goodwill as of February 28, 2007	$49,383	$18,545	$41,069	$108,997

(1)          Goodwill adjusted during the period relates to the following: approximately $3.2 million variable payment made in accordance with the purchase agreement for River Park Hospital that was acquired in August 2005; less approximately $291,000 change in the valuation of the assets and liabilities acquired for Kingwood Pines Hospital, Copper Hills Youth Center, and the Focus/Lighthouse facilities.

Trade Names/Licenses

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Trade names/licenses as of August 31, 2006	$2,986	$—	$796	$3,782

Trade names/licenses adjusted during the period	—	—	—	—

Trade names/licenses as of February 28, 2007	$2,986	$—	$796	$3,782

Certificates of Need

		Contract
	Hospital	Management	EAP
(in thousands)	Services	Services	Services	Consolidated
Certificates of need as of August 31, 2006	$38,665	$—	$—	$38,665

Certificates of need adjusted during the period	—	—	—	—

Certificates of need as of February 28, 2007	$38,665	$—	$—	$38,665

The Company has elected to conduct the annual impairment testing during its fiscal year third quarter.  As a result of the May 31, 2006 impairment testing, no impairment adjustments were deemed necessary.

7.                          LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	February 28, 2007	August 30, 2006

Revolving credit facility	$96,100	$99,000
Mortgage loan	6,971	7,005
	103,071	106,005
Less current portion	(73)	(70)
Long-term debt	$102,998	$105,935

Revolving Credit Facility

On June 10, 2005, the Company entered into a Third Amended and Restated Credit Agreement to extend the term by four years and to increase the amount of the revolving credit facility to $125.0 million (with an expansion feature under which the amount of the credit facility can be increased to $175.0 million, subject to the satisfaction of certain conditions).  The bank participants under the credit facility are JPMorgan Chase Bank (which also acts as the agent); Bank of America, N.A.; Wells Fargo Bank Texas; Key Bank, National Association; Wachovia Bank, National Association; and Amegy Bank, National Association.  Effective November 14, 2005, the Company entered into a Consent and First Amendment to the Third Amended and Restated Credit Agreement in connection with the Lighthouse and Focus acquisitions discussed in Note 4 “Acquisitions”.  This amendment modified certain fee schedules and certain covenants of the Company’s existing credit facility.  Effective January 26, 2006, the Company entered into a Second Amendment to the Third Amended and Restated Credit Agreement which increased the amount of the revolving credit facility to $175.0 million and added Sun Trust Bank as a participating bank.  Effective May 24, 2006, the Company entered into a Third Amendment to the Third Amended and Restated Credit Agreement which modified certain fee schedules and certain covenants of the Company’s existing credit facility.  The Company’s most restrictive covenant under the revolving credit facility is the ratio of indebtedness to adjusted EBITDA.  This covenant was amended effective May 24, 2006, as a part of the Third Amended and Restated Credit Agreement.

At February 28, 2007, approximately $72.5 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.  The revolving credit facility bears interest at (1) the Base Rate plus the Base Rate Margin, as defined or (2) the Adjusted Eurodollar Rate, plus the Eurodollar Rate Margin, as defined.  The Eurodollar Rate Margin and Base Rate Margin vary depending on the debt coverage ratio of the Company.  The weighted average interest rate on the revolving credit facility for the six months ended February 28, 2007 was approximately 8.1%.  The revolving credit facility, as amended, is available for acquisitions and working capital purposes and matures on May 31, 2010.

Mortgage Loan

In April 2006, the Company assumed a mortgage loan of approximately $7.1 million under a mortgage loan agreement that is insured by the U.S. Department of Housing and Urban Development (“HUD”) in connection with the Focus – Delaware acquisition discussed in Note 4 “Acquisitions”.  The loan is a fixed rate loan with an interest rate of 6.99%, has a remaining term of approximately 30 years with required monthly payments of principal and interest through October 2036.  The loan is collateralized by the real estate of the Focus – Delaware facility located in New Castle, Delaware.  At February 28, 2007, the fair value of the HUD loan was approximately $6.3 million based on the discounted amount of future cash payments.

Future debt maturities are as follows (in thousands):

Fiscal year
Six months ending August 31, 2007	$35
For the year ending August 31, 2008	75
For the year ending August 31, 2009	81
For the year ending August 31, 2010	96,187
For the year ending August 31, 2011	93
For the years ending August 31, 2012 and thereafter	6,600
$103,071

8.                          COMMITMENTS AND CONTINGENCIES

Property & Equipment Leases

The Company leases various office facilities and equipment under operating leases.  The following is a schedule of minimum rental payments under these leases, which expire at various dates (in thousands):

Six months ending August 31, 2007	$1,886
For the year ending August 31, 2008	3,576
For the year ending August 31, 2009	3,654
For the year ending August 31, 2010	3,320
For the year ending August 31, 2011	3,143
For the years ending August 31, 2012 and thereafter	23,630
$39,209

Rent expense for the three months ended February 28, 2007 and 2006 totaled approximately $1,177,000 and $654,000, respectively.  Rent expense for the six months ended February 28, 2007 and 2006 totaled approximately $2,331,000 and $1,252,000, respectively.

The Company began leasing and occupying a new 80,000 square foot National Support Center facility in April 2006.  The term of the lease agreement is ten (10) years with two five year renewal options.  The lease increased the total minimum rental payments under the leases by $11.2 million.

On August 9, 2006, the Company entered into a long-term operating lease agreement for the St. David’s Pavilion in Austin, Texas.  The Company is planning to operate a 48-bed freestanding behavioral health facility on 2 floors of the St. David’s Hospital property.  The initial term of the lease is fifteen (15) years and the lease is expected to commence in the Company’s fourth fiscal quarter of the 2007 fiscal year after renovations are completed at the facility.  The lease increased the total minimum rental payments under the leases by $13.9 million.

The above minimum rental payments do not take into account approximately $150,000 of expected receipts for two sublet clinic locations in Florida, one sublet office location in Pennsylvania, and one sublet office location in Tennessee resulting from the reorganization and centralization of the Company’s EAP Services group and approximately $69,000 of expected receipts for the sublet Hospital Services office in Virginia.

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

Estimates of the aggregate or portions of claims pursuant to the Company’s self-insurance retentions, and liability for uninsured claims incurred are determined by using actuarial assumptions followed in the insurance industry and historical experience.  Accrual reserves and the associated expenses are recorded in the condensed consolidated financial statements.  In conjunction with estimating the liability for some of the claims, the Company obtains estimates from third party actuarial firms.

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

The Company is party to a civil qui tam lawsuit styled United States ex rel. Debra Hockett, M.D., Linda Thompson, M.D., and Chyrissa Staley, R.N., Plaintiffs v. Columbia/HCA Healthcare Corp., Indian Path Hospital, Inc., Horizon Mental Health Management, Inc. and Superior Home Health of East Tennessee, Inc., Defendants, 01-MS-50 (RCL) (part of Civil Action No. 99-3311 (RCL) pending in the United States District Court for the District of Columbia. The complaint alleges that certain on-site Company personnel acted in Concert with other non-company personnel to improperly inflate certain Medicare reimbursable costs associated with services rendered at Indian Path Hospital prior to 1997.  The complaint seeks to recover amounts allegedly over billed to Medicare as a result.  The relators have also alleged that such conduct occurred at other hospitals owned by the parent corporation of Indian Path.  The parties are in discovery proceedings and no trial date has been set.  As of February 28, 2007, there is still uncertainty as to the extent of the damages that can be asserted by the plaintiffs and the measure of damages that will be asserted by the plaintiffs.  Thus, an estimate of the possible loss, if any, cannot be made at this time.

The Company is party to a civil qui tam lawsuit styled United States of America, ex rel. Michael M. Meyer, Patricia J. Szerlip and Vicki Weatherford, Plaintiffs, v. Horizon Health Corporation, Summit Medical Center and Sukhdeep Grewal, M.D., Defendants, Civil Action No. 00-01-1303 MEJ, pending in the United States District court for the Northern District of California.  The relators served the complaint in November 2004.  The United States Department of Justice had previously declined to intervene in the lawsuit.  Thereafter, Vicki Weatherford withdrew as a plaintiff.  The complaint alleges primarily that certain patients were improperly admitted to a hospital gero-psychiatic program managed by the Company at the hospital.  The complaint seeks to recover amounts allegedly improperly billed to Medicare as a result.  On September 29, 2006, the trial court granted a motion to dismiss filed by the defendants for lack of subject matter jurisdiction.  The relators are appealing the dismissal.

The Company was party to a lawsuit styled University of Utah Neuropsychiatric Institute, Plaintiffs v. Horizon Behavioral Services, Inc., Defendants, pending in the Third Judicial District Court in the County of Salt Lake, State of Utah.  By agreement, the Company had not been required to file an answer in the proceeding while the parties were engaged in discussions.  The lawsuit relates to a claim that Horizon improperly denied or underpaid claims submitted by UUNI to Horizon for services provided by UUNI to members under medical plans where Horizon was the mental health provider during the years 2000 through 2005.  In March 2007, following mediation proceedings, the Company settled all claims in dispute for $575,000.

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

The following schedule represents revenues, operating results and total assets for the periods indicated by operating segment (in thousands):

		(B)
	(A)	Contract	(C)
	Hospital	Management	EAP	(D)
	Services	Services	Services	Other	Eliminations	Consolidated
For the three months ended February 28, 2007
Revenues, net	$45,974	$19,219	$6,191	$47	$—	$71,431

Intercompany Revenues	—	30	71	—	(101)	—

Cost of Services	38,725	12,188	4,206	—	(101)	55,018

EBITDA (E)	4,530	6,274	1,482	(7,139)	—	5,147

Total Assets	227,393	126,308	47,079	37,185	(118,940)	319,025

For the three months ended February 28, 2006
Revenues, net	$34,722	$22,392	$6,970	$39	$—	$64,123

Intercompany Revenues	—	15	73	—	(88)	—

Cost of Services	30,486	14,814	5,493	—	(88)	50,705

EBITDA (E)	2,657	6,824	1,057	(5,864)	—	4,674

Total Assets	205,395	137,215	47,821	38,963	(124,762)	304,632

		(B)
	(A)	Contract	(C)
	Hospital	Management	EAP	(D)
	Services	Services	Services	Other	Eliminations	Consolidated
For the six months ended February 28, 2007
Revenues, net	$93,089	$39,737	$12,289	$90	$—	$145,205

Intercompany Revenues	—	56	209	—	(265)	—

Cost of Services	77,059	24,662	8,412	—	(265)	109,868

EBITDA (E)	10,987	14,041	3,175	(13,581)	—	14,622

Total Assets	227,393	126,308	47,079	37,185	(118,940)	319,025

For the six months ended February 28, 2006
Revenues, net	$62,761	$45,862	$14,324	$87	$—	$123,034

Intercompany Revenues	—	29	157	—	(186)

Cost of Services	55,322	30,484	10,735	—	(186)	96,355

EBITDA (E)	5,243	14,995	2,649	(11,818)	—	11,069

Total Assets	205,395	137,215	47,821	38,963	(124,762)	304,632

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

(E)                                 EBITDA is a presentation of “earnings before interest, taxes, depreciation, and amortization.”  EBITDA is the unit of measure reviewed by the chief operating decision makers in determining segment operating performance.  EBITDA may not be comparable to similarly titled measures reported by other companies.  In addition, EBITDA is a non-GAAP measure and should not be considered an alternative to operating or net income in measuring company results.  For the three and six months ended February 28, 2007 and 2006, EBITDA is calculated as follows:

	For the three months ended February 28,		For the six months ended February 28,
	2007	2006	2007	2006
Income before income taxes	$1,199	$2,717	$6,782	$7,950
Depreciation & amortization	1,696	1,280	3,329	2,424
Interest, net	2,252	677	4,511	695
EBITDA	$5,147	$4,674	$14,622	$11,069

10.                   EAP SERVICES REORGANIZATION

In the second quarter of 2005, the Company announced that it had commenced a reorganization of its EAP Services Group.  The reorganization involved the centralization of most of the business functions of the service group in Lewisville, Texas, where the national support center of the Company is located.  The reorganization also involved focusing on employee assistance programs and the termination of the managed behavioral health care at-risk contracts of the services group.  At August 31, 2005, the reorganization was essentially complete.

A reconciliation of the Company’s liability balances for real estate and employee relocation expenses and changes in these balances during the six months ended February 28, 2007, in connection with the reorganization is as follows (in thousands):

Balance as of August 31, 2006	$490
Change in accruals for the six months ended February 28, 2007:
Real estate lease expense and termination costs	(29)

Cash payments for the six months ended February 28, 2007:
Real estate lease expense and termination costs	(174)
Employee severance and retention bonus costs	(7)
Total	$(210)

Balance as of February 28, 2007	$280

The remaining liability balances related to the EAP Services reorganization are presented below (in thousands):

	February 28, 2007	August 31, 2006
Real estate lease expense and termination costs	$273	$477
Employee severance and retention bonus costs	7	13
Total	$280	$490

11.                               MERGER AGREEMENT

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

Under the terms of the Merger Agreement, upon consummation of the Merger, Company stockholders will be entitled to receive $20.00 in cash for each share of Horizon Common Stock they hold.  The transaction is subject to   regulatory approvals, as well as satisfaction of customary closing conditions.

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

The Company has appropriately treated the $1.7 million in transaction costs incurred subsequent to the execution of the Merger Agreement on December 20, 2006, as being not deductible for tax purposes.  In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate, which is based on the Company’s expected annual income and statutory rates.  Significant or unusual items such as the nondeductible transaction costs incurred in the three and six month periods ending February 28, 2007, associated with the Company’s merger with PSI are separately recognized in the quarter that they occur and will have an impact on the Company’s effective tax rate for the respective period.

A special meeting of the stockholders of the Company to vote on the Merger Agreement was held on March 28, 2007.  The Merger Agreement was approved at this meeting.  The Merger is anticipated to close during the second calendar quarter of 2007, pending regulatory approvals.

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

With respect to the proposed merger with PSI, these factors include, but are not limited to, (1) the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; (2) the inability to complete the merger due to the failure to satisfy certain conditions to the completion of the merger; including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other required regulatory approvals; (3) the failure by PSI to obtain the necessary debt financing arrangements set forth in the commitment letter received in connection with the Merger Agreement; (4) risks that the proposed transaction disrupts current plans and operations and the potential difficulties in employee retention as a result of the merger; and (5) the amount of the costs, fees, expenses and charges related to the merger.  Many of these factors that will determine whether the merger will be consummated are beyond the Company’s ability to control or predict.

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

At February 28, 2007, the Company owned/leased fifteen behavioral health care facilities with approximately 1,571 licensed beds in 11 states.  The following table sets forth the name, location, licensed beds and acquisition date for each of these facilities:

Facility	Location	Licensed Beds		Acquisition Date
Michiana Behavioral Health Center	Plymouth, IN	80		April 1, 2004
Poplar Springs Hospital	Petersburg, VA	184		June 1, 2004
Laurelwood Hospital	Willoughby, OH	160		January 1, 2005
Friends Hospital	Philadelphia, PA	219		July 1, 2005
River Park Hospital	Huntington, WV	187		August 1, 2005
Copper Hills Youth Center	West Jordan, UT	141		January 1, 2006
Kingwood Pines Hospital	Kingwood, TX	78		January 17, 2006
Focus Healthcare of Florida	Cooper City, FL	88		February 1, 2006
Focus Healthcare of Georgia	St. Simons Island, GA	101		February 1, 2006
Lighthouse Care Center of Augusta	Augusta, GA	106		February 1, 2006
Focus Healthcare of Ohio	Maumee, OH	42		February 1, 2006
Lighthouse Care Center of Conway	Conway, SC	104		February 1, 2006
Lighthouse Care Center of Berkeley County	Summerville, SC	—	(a)	February 1, 2006
Lighthouse Care Center of Oconee	Tamassee, SC	28		February 1, 2006
Focus Healthcare of Delaware	New Castle, DE	53		April 1, 2006

(a)          The facility located in Summerville, SC was purchased as a part of the Lighthouse/Focus acquisition and has not been in operation.  There are no current plans to open this facility during the 2007 fiscal year.

In August 2006, the Company announced that it had entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to completion of renovations to the leased premises and receipt of required governmental approvals.  The facility will occupy approximately 28,749 square feet and is anticipated to commence operation in the Company’s fourth fiscal quarter of 2007.

Additionally, at February 28, 2007, Horizon had 91 behavioral health program management contracts and 23 physical rehabilitation program management contracts with acute care hospitals located in 36 states; 101 CQI+ mental health outcomes measurement contracts; and 847 contracts to provide employee assistance program services covering in excess of 5.0 million lives.

The Company acquired two hospital facilities during fiscal year 2004 and acquired/leased three additional facilities during fiscal year 2005.  In fiscal year 2006, the Company acquired ten hospital facilities and announced the leasing of a facility that is anticipated to begin operation in the Company’s fourth fiscal quarter of 2007.  The Company strives to improve the operating results of new and existing inpatient behavioral health care operations by providing the highest quality services, strengthening referral networks, expanding marketing initiatives and by expanding and customizing our services to meet the needs of our customers.

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

On December 20, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Psychiatric Solutions, Inc. (“PSI”) and Panther Acquisition Sub, Inc., a wholly owned subsidiary of PSI (“Merger Sub”).  The Merger Agreement provides for the acquisition of all outstanding common stock of the Company through the merger of Merger Sub with and into the Company, with the Company as the surviving corporation (the “Merger”).  As a result of the Merger, the Company will become a wholly-owned subsidiary of PSI.  See Note 11, “Merger Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein for additional information regarding the Merger Agreement.  During the six months ended February 28, 2007, the Company incurred significant expenses relating to the transaction with PSI.  These expenses are not deductible for tax purposes.

On March 28, 2007, the stockholders of the Company adopted the Merger Agreement at a special meeting of stockholders.  The Merger is anticipated to close during the second calendar quarter of 2007 pending regulatory approvals, as well as satisfaction of customary closing conditions.

Revenues

Hospital Services

As a result of a focused growth initiative during the last two fiscal years, the Company now owns and operates multiple behavioral health facilities with a total of 1,571 licensed beds in 11 states.

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

Government Regulations

The Balanced Budget Refinement Act of 1999 mandated that PPS for inpatient psychiatric services be developed.  On November 15, 2004 CMS published final rules in the Federal Register for the psychiatric inpatient PPS.  The PPS rule is effective for Medicare cost reporting years that commence on or after January 1, 2005. The final PPS rules provide for a per diem PPS system phased in over a four-year period.  The per diem rate has patient specific adjustments based on age, diagnosis, comorbidities and electro convulsive therapy treatments.  The per diem has facility adjustments based on wage index, rural designation, teaching designation, cost of living adjustments and an adjustment for psychiatric facilities with full-service emergency departments.  In addition the per diem rate is increased in days 1 through 8 of the patient’s stay, and incrementally decreases thereafter until day 22 of the patients stay.  The Company believes that the new PPS rules will affect the hospitals with which it has management contracts both positively and negatively on a case-by-case basis.  The new PPS rules have stop loss protection against significant decreases in reimbursement, during the PPS phase in period.  The new PPS rules could have an adverse effect on the contract management business for behavioral health units in the 2007 cost reporting year and thereafter.

The Balanced Budget Act of 1997 mandated the elimination of cost-based reimbursement of mental health partial hospitalization services (except as stated below). As a result, PPS for Partial Hospitalization Programs (“PHP”) was implemented generally effective August 1, 2000. The resulting reimbursement for partial hospitalization services based on the Medicare outpatient PPS utilizes a fixed reimbursement amount per patient day. These rates lowered Medicare reimbursement levels to many hospitals for partial hospitalization services. This change, in general, adversely affected the ability of the Company to maintain and/or obtain management contracts for partial hospitalization services and the amount of fees paid to the Company under such contracts.  The base reimbursement rates, for partial hospitalization programs operating under PPS, have gradually decreased; $287 per day for 2004, $281 per day for 2005, $246 per day for 2006 and $235 per day effective January 1, 2007.  However, the Company at this time has not ascertained specifically the effect of this change on a facilty-by-facilty basis and cannot be definitive about its overall effect.  Hospitals that are in a designated rural area and have less than 100 acute care beds effectively were able to continue cost based reimbursement for PHP services initially until December 31, 2003. However, on December 8, 2003, this was extended to December 31, 2005 with the passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003.  The Deficit Reduction Act of 2005, enacted on February 8, 2006, effectively extends cost based reimbursement for 3 additional years, although at 95% of cost for CY 2006, 90% for CY 2007, and 85% for CY 2008.  This change in reimbursement methodology may lower Medicare reimbursement levels for this type of hospital service.

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

SUMMARY STATISTICAL DATA

	Quarter ended	Quarter ended	Year ended	Year ended	Year ended
	February 28,	November 30,	August 31,	August 31,	August 31,
	2007	2006	2006 (1)	2005 (2)	2004 (3)

Owned/Leased Freestanding Behavioral Health Hospitals:
Total net revenues (in thousands)	$45,974	$47,115	$158,333	$60,578	$10,069
Number of facilities in operation at period end	14	14	14	5	2
Licensed Beds	1,571	1,571	1,556	833	267
Weighted average available beds	1,419	1,416	1,108	363	177
Patient days	93,836	94,659	299,797	100,396	19,639
Admissions	5,676	5,895	18,984	6,745	1,041
Average length of stay	16.5	16.1	15.8	14.9	18.9
Revenue per patient day	$490	$498	$528	$603	$513
% Occupancy based on weighted average available beds	73.0%	73.5%	74.1%	75.8%	72.5%
EBITDA Margin (4)	10.4%	14.8%	13.1%	14.5%	19.4%
EBITDAR Margin (4)	11.7%	16.0%	14.5%	16.2%	20.4%

Same Facility Results:
Net revenues (in thousands)	$27,091	$28,533	$36,162	$35,347	—
Number of facilities at period end	5	5	2	2	—
Licensed beds	830	830	264	264	—
Available beds	739	735	241	241	—
Patient days	46,115	47,200	70,509	70,282	—
Admissions	3,178	3,473	3,288	3,231	—
Average length of stay	14.5	13.6	21.4	21.8	—
Revenue per patient day	$587	$605	$513	$503	—
Occupancy based on weighted average available beds	69.3%	69.8%	80.2%	79.9%	—
EBITDA Margin (4)	12.0%	18.8%	26.1%	19.7%	—
EBITDAR Margin (4)	13.4%	20.1%	26.6%	20.6%	—

EAP Covered lives (in thousands)	5,032	4,841	4,860	4,244	3,569

Number of Contract Locations (5):
Contract locations in operation	102	105	107	123	132
Contract locations signed and unopened	12	10	9	12	8
Total contract locations	114	115	116	135	140

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

(4)    See Note 9, “Segment Information” in the notes to the condensed consolidated financial statements included elsewhere herein for a definition of EBITDA and a reconciliation to income before income taxes for the three and six months ended February 28, 2007 and 2006.  EBITDAR is a presentation of “earnings before interest, taxes, depreciation, amortization, and rent” and is an important financial measure that is used by the Company’s operations management to compare the performance of our owned and leased facilities.  The calculation of EBITDA and EBITDAR for the Hospital Services Division presented above does not include an allocation for corporate overhead expenses.  For the periods presented above, EBITDA and EBITDAR for the Hospital Services Division are calculated as follows:

	Quarter Ended	Quarter Ended
	February 28,	November 30,	For the Fiscal Years Ended August 31,
	2007	2006	2006	2005	2004
Income before income taxes	$1,132	$3,352	$9,647	$6,484	$1,598
Interest expense (net of interest and other income)	2,233	2,001	4,525	—	—
Depreciation and amortization	1,165	1,103	3,959	1,444	344
EBITDA	4,530	6,456	18,131	7,928	1,942
Hospital division overhead	266	494	2,617	883	11
Adjusted EBITDA	4,796	6,950	20,748	8,811	1,953
Rent	597	597	2,150	1,023	98
Adjusted EBITDAR	$5,393	$7,547	$22,898	$9,834	$2,051

(5)    Includes only the Company’s behavioral health and physical rehabilitation management contracts.

RESULTS OF OPERATIONS

The following table sets forth for the three and six months ended February 28, 2007 and 2006, the percentage relationship to total revenues of certain costs, expenses and income, and the number of management contracts, covered lives and licensed beds at the end of each period.

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%

Cost of Services	77.0%	79.1%	75.7%	78.3%
Selling, general and administrative	8.5%	10.6%	8.9%	11.2%
Cost associated with pending merger transaction	2.7%	0.0%	1.5%	0.0%
Provision for doubtful accounts	4.5%	3.0%	3.8%	1.5%
Depreciation and amortization.	2.4%	2.0%	2.3%	2.0%

Operating Income.	4.9%	5.3%	7.8%	7.0%

Interest and other income (expense), net	(3.2)%	(1.1)%	(3.1)%	(0.6)%

Income before income taxes, minority interest and discontinued operations	1.7%	4.2%	4.7%	6.4%

Income tax provision	1.6%	1.7%	2.3%	2.5%

Minority Interest, net	(0.0)%	(0.0)%	0.0%	0.0%

Income from continuing operations	0.1%	2.5%	2.4%	3.9%

Income (loss) from discontinuing operations, net	0.5%	(0.0)%	0.2%	0.0%

Net income	0.6%	2.5%	2.6%	3.9%

Number of management contracts, end of quarter:
Contract locations in operation	102	115
Contract locations signed and unopened	12	8
Total contract locations	114	123

EAP Covered lives (000’s), end of period	5,032	4,268

Licensed Beds	1,561	1,496

Three Months Ended February 28, 2007 Compared to the Three Months Ended February 28, 2006

Revenue.  Total revenue between the quarters increased $7.3 million or 11.4%.  Revenue associated with hospital services increased by $11.3 million or 32.4%, revenue associated with contract management services decreased $3.2 million or 14.1% and revenue associated with EAP services decreased $781,000 or 11.1%.

Hospital Services

 Revenue associated with the operations of the freestanding behavioral health care facilities increased by $11.3 million, or 32.4% between the quarters.  The increase in revenue is primarily the result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $3.2 million, or 14.1% between the quarters.  This decrease was primarily due to the decline in the average number of contract management locations in operation from 117.7 for the three months ended February 28, 2006 to 103.8 for the three months ended February 28, 2007.

EAP Services

Revenue associated with EAP Services decreased $781,000, or 11.1% between the quarters.  This decrease was primarily attributable to a net decrease of 211 contracts between the periods.

Cost of Services.  Total cost of services provided between the quarters increased $4.3 million, or 8.5%.   Cost of services provided associated with hospital services increased by $8.2 million or 27.0%, cost of services provided associated with contract management services decreased $2.6 million or 17.7% and cost of services provided associated with EAP services decreased $1.3 million or 23.4%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $8.2 million, or 27.0%, between the quarters.  An increase of approximately $11.0 million is primarily the result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  This increase was partially offset by a decrease in cost of services of approximately $2.1 million at same store facilities as a result of cost saving initiatives.

Contract Management Services

Cost of services provided associated with contract management services decreased $2.6 million, or 17.7%, between the quarters.  The decrease was primarily due to a decline in the average number of contract management locations in operation from 117.7 for the three months ended February 28, 2006 to 103.8 for the three months ended February 28, 2007.

EAP Services

Cost of services provided associated with EAP services decreased $1.3 million, or 23.4% between the quarters.  A decrease of approximately $724,000 in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of EAP Services.  An additional decrease of approximately $335,000 was the result of decreases in marketing and printing costs.

Selling, General and Administrative.  Total selling, general, and administrative expenses decreased $686,000, or 10.1% between the quarters.  A decrease of approximately $1.4 million related to reductions in salary and benefit costs, audit and accounting fees and insurance, as well as various other cost savings initiatives.  This decrease was partially offset by increases in rent expense of $307,000 due to the occupation of the new NSC building and an increase in legal settlements of $325,000 due to the settlement associated with the UUNI case (see Note 8 “Commitments and Contingencies”).

Cost associated with pending merger transaction.   These expenses of approximately $1.9 million for the quarter ended February 28, 2007, consist of financial advisory, legal, accounting, consulting and miscellaneous expenses associated  with the pending merger transaction with PSI (see Note 11, “Merger Agreement”).

Provision for Doubtful Accounts.   The provision for doubtful accounts was a net expense of $3.2 million for the three months ended February 28, 2007, as compared to a net expense of $1.9 million for the three months ended February 28, 2006, a difference of $1.3 million.  The increase in net expense for the three months ended February 28, 2007, was primarily due to an increase of $1.0 million related to the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  In addition, an increase of $330,000 resulted from the premature termination of one contract management location.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $416,000 or 32.5% between the quarters.  An increase of approximately $200,000 is attributable to the addition of the facilities associated with Copper Hills Youth Center, Kingwood Pines Hospital and the eight Focus/Lighthouse Hospitals.  An increase of approximately $140,000 is attributable to the furniture and equipment for the new National Support Center that the Company occupied in April 2006.   An increase of approximately $114,000 is attributable to the purchase of computer hardware and software upgrades.  These increases are partially offset by a decrease of $36,000 due to the sale of the former National Support Center.

Interest and Other Income (Expense), Net.  Interest expense, interest income and other income for the three months ended February 28, 2007, resulted in a net expense of $2.3 million as compared to a net expense of $680,000 for the corresponding period in the prior fiscal year.  This net change is primarily the result of an increase in interest expense of approximately $1.4 million related to the increase in the weighted average principal balance outstanding under the credit facility.  The weighted average outstanding credit facility balance for the three months ended February 28, 2007, was approximately $99.0 million with an ending balance of $97.6 million.  During the corresponding period in the prior fiscal year, the weighted average credit facility balance was approximately $39.0 million with an ending balance of $111.0 million.  The weighted average interest rate for the credit facility for the quarter ended February 28, 2007, was approximately 8.1% compared to 6.6% for the corresponding period in the prior fiscal year..  In addition, interest expense increased $122,000 due to the addition of a fixed rate mortgage loan associated with the acquisition of the Focus – Delaware facility effective April 1, 2006.

Income Tax Expense.  Income tax expense for the three months ended February 28, 2007 was approximately $1.2 million representing an increase of approximately $70,000, or 6.3%, as compared to income tax expense of $1.1 million for the three months ended February 28, 2006.

The effective tax rates for the three-month periods ended February 28, 2007 and 2006 were 96.4% and 40.0%, respectively.  The increase in the effective tax rate for the period ended February 28, 2007 as compared to the same period for 2006 is due to a permanent difference, for tax purposes, of $1.7 million of transactions costs incurred in the second quarter, associated with the pending transaction with PSI.

The effective tax rates for the three-month periods ended February 28, 2007 and 2006, before adjustment for the non-recognition, for federal income tax purposes, of $1.7 million of transactions expense, associated with the company merger, were 40.0% and 40.0%, respectively.

Discontinued Operations.  On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary.  The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  For the three months ended February 28, 2007, the amount represents the reversal, net of taxes, of the remaining portion of the reserve for the note receivable relating to the sale of ProCare as the note was pre-paid in full during the quarter.

Six Months Ended February 28, 2007 Compared to the Six Months Ended February 28, 2006

Revenue.  Total revenue between the periods increased $22.2 million or 18.0%.  Revenue associated with hospital services increased by $30.3 million or 48.3%, revenue associated with contract management services decreased $6.1 million or 13.3% and revenue associated with EAP services decreased $2.0 million or 13.7%.

Hospital Services

Revenue associated with the operations of the freestanding behavioral health care facilities increased by $30.3 million, or 48.3% between the periods.  The increase in revenue is primarily the result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.

Contract Management Services

Revenue associated with contract management services decreased $6.1 million, or 13.3% between the periods.  This decrease was primarily due to the decline in the average number of contract management locations in operation from 119.3 for the six months ended February 28, 2006 to 104.9 for the six months ended February 28, 2007.

EAP Services

Revenue associated with EAP Services decreased $2.0 million, or 13.7% between the periods.  This decrease was primarily attributable to a net decrease of 230 contracts.

Cost of Services.  Total cost of services provided between the periods increased $13.5 million, or 14.0%.   Cost of services provided associated with hospital services increased by $21.7 million or 39.3%, cost of services provided associated with contract management services decreased $5.8 million or 19.1% and cost of services provided associated with EAP services decreased $2.3 million or 21.6%.

Hospital Services

Cost of services associated with the freestanding behavioral health care facilities increased by $21.7 million, or 39.3%, between the periods.  An increase of approximately $27.2 million is primarily the result of the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  This increase was partially offset by a decrease in cost of services of approximately $4.7 million at same store facilities as a result of cost saving initiatives.

Contract Management Services

Cost of services provided associated with contract management services decreased $5.8 million, or 19.1%, between the periods.  The decrease was primarily due to a decline in the average number of contract management locations in operation from 119.3 for the six months ended February 28, 2006 to 104.9 for the six months ended February 28, 2007.

EAP Services

Cost of services provided associated with EAP services decreased $2.3 million, or 21.6% between the periods.  A decrease of approximately $1.4 million in salaries and benefits was primarily due to the decrease in full-time equivalents related to the reorganization of EAP Services.  A decrease of approximately $550,000 was the result of decreases in marketing and printing costs.  An additional decrease of $226,000 in incentive pay was the result of the reversal of over accruals for bonuses that were based on meeting specific FY06 performance objectives.

Selling, General and Administrative.  Total selling, general, and administrative expenses decreased $870,000, or 6.3% between the periods.  A decrease of approximately $1.8 million related to reductions in salaries and benefits, audit and accounting fees, insurance and annual leadership conference costs, as well as various other cost savings initiatives.  This decrease was partially offset by increases in legal settlements of $575,000 due to the settlement associated with the UUNI case (see Note 8 “Commitments and Contingencies”) and increases in rent expense of $610,000 due to the occupation of the new NSC building.

Cost associated with pending merger transaction.   These expenses of approximately $2.1 million for the six months ended February 28, 2007, consist of financial advisory, legal, accounting, consulting and miscellaneous expenses associated  with the pending merger transaction with PSI (see Note 11, “Merger Agreement”).

Provision for Doubtful Accounts.  The provision for doubtful accounts was a net expense of $5.6 million for the six months ended February 28, 2007, as compared to a net expense of $1.8 million for the six months ended February 28, 2006, a difference of $3.8 million.  The increase in net expense for the six months ended February 28, 2007 was primarily due to an increase of $2.4 million related to the acquisitions of Copper Hills Youth Center, Kingwood Pines Hospital, and seven Focus/Lighthouse facilities in the second fiscal quarter of 2006, of which six were operational, and an eighth Focus/Lighthouse facility in the third fiscal quarter of 2006.  In addition, an increase of $330,000 resulted from the premature termination of one contract management location.  Also contributing to the increase between the periods was a significant bad debt reversal of approximately $485,000 that occurred in the first quarter of the prior fiscal year.

Depreciation and Amortization.  Depreciation and amortization expense increased approximately $905,000 or 37.3% between the periods.  An increase of approximately $474,000 is attributable to the addition of the facilities associated with Copper Hills Youth Center, Kingwood Pines Hospital and the eight Focus/Lighthouse Hospitals.  An increase of approximately $264,000 is attributable to the furniture and equipment for the new National Support Center that the Company occupied in April 2006.   An increase of approximately $227,000 is attributable to the purchase of computer hardware and software upgrades.  These increases are partially offset by a decrease of $73,000 due to the sale of the former National Support Center.

Interest and Other Income (Expense), Net.  Interest expense, interest income and other income for the six months ended February 28, 2007, resulted in a net expense of $4.5 million as compared to a net expense of $700,000 for the corresponding period in the prior fiscal year.  This net change is primarily the result of an increase in interest expense of approximately $3.4 million related to the increase in the weighted average principal balance outstanding under the credit facility.  The weighted average outstanding credit facility balance for the six months ended February 28, 2007, was approximately $98.8 million with an ending balance of $97.6 million.  During the corresponding period in the prior fiscal year, the weighted average credit facility balance was $19.4 million with an ending balance of $111.0 million.  The weighted average interest rate for the credit facility for the six months ended February 28, 2007, was approximately 8.1% compared to 6.8% for the corresponding period in the prior fiscal year.  In addition, interest expense increased $245,000 due to the addition of a fixed rate mortgage loan associated with the acquisition of the Focus – Delaware facility effective April 1, 2006.

Income Tax Expense.  Income tax expense for the six months ended February 28, 2007 was approximately $3.4 million representing an increase of $261,000, or 8.3%, as compared to income tax expense of approximately $3.1 million for the six months ended February 28, 2006.

The effective tax rates for the six-month periods ended February 28, 2007 and 2006 were 49.9% and 39.3%, respectively.  The increase in the effective tax rate for the period ended February 28, 2007 as compared to the same period for 2006 is due to a permanent difference, for tax purposes, of $1.7 million of transactions expense incurred in the 2007 fiscal year, associated with the pending transaction with PSI.

The effective tax rates for the six-month periods ended February 28, 2007 and 2006, before adjustment for the non-recognition, for federal income tax purposes, of $1.7 million of transactions expense, associated with the company merger, were 40.0% and 39.3%, respectively.

Discontinued Operations.  On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary.  The results of operations of the disposed assets and the gains (losses) related to this divestiture have been classified as discontinued operations for all periods presented in the accompanying condensed consolidated statements of operations.  For the six months ended February 28, 2007, the amount represents the reversal of the remaining portion of the reserve for the note receivable relating to the sale of ProCare as the note was pre-paid in full during the period.

Liquidity and Capital Resources

Working capital increased to $30.9 million at February 28, 2007, as compared to $28.4 million at August 31, 2006.  Net cash provided by operating activities was $5.3 million for the six months ended February 28, 2007, as compared to $1.5 million used in operating activities during the same period in the 2006 fiscal year.  Cash used in investing activities was approximately $3.7 million for the six months ended February 28, 2007, as compared to $115.0 million in the prior year with the change primarily due to the acquisitions of Copper Hills, Kingwood Pines and Lighthouse/Focus in the prior year.  Net cash used in financing activities was approximately $2.6 million in the six months ended February 28, 2007, as compared to net cash provided by financing activities of approximately $111.8 million in the prior year resulting primarily from net borrowings under the Company’s revolving credit facility for the acquisitions discussed above in the prior year.

Cash outlays for property and equipment purchases in the ordinary course of business totaled approximately $2.2 million for the six months ended February 28, 2007, as compared to approximately $2.9 million in the prior year.  The Company anticipates its property and equipment expenditures for the remainder of the 2007 fiscal year will be approximately $8 million.

The Company believes that its future cash flows from operations along with cash of approximately $2.0 million at February 28, 2007, and the availability under its credit facility will be sufficient to cover operating cash requirements and current debt obligations over the next 12 months.  At February 28, 2007, $72.5 million of the $175.0 million credit facility was available to the Company after letter of credit obligations.

On June 1, 2004 the Company acquired the assets of PSH Acquisition Corporation.  The purchase agreement provides for additional variable payments in future years based on the future performance of the facilities.  The final variable payment was made in March 2007 and was approximately $620,000.

On July 1, 2005, the Company formed a joint venture with the Thomas Scattergood Behavioral Health Foundation, a 501(c)(3) charitable organization, and the joint venture acquired Friends Hospital.  Horizon is an 80% member of the joint venture and the Thomas Scattergood Behavioral Health Foundation is a 20% member of the joint venture.  The Company contributed approximately $15.5 million in cash to the joint venture which funds were used for the acquisition of the hospital by the joint venture.  The contribution was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreement requires the joint venture to expend at least $5,500,000 in the first five operating years of the joint venture on capital expenditures related to Friends Hospital.  The Company has spent approximately $1.8 million on capital expenditures for Friends from the acquisition date through February 28, 2007.

On August 1, 2005, the Company acquired substantially all the assets of River Park Hospital and purchased the stock of an affiliated management company.  The Company paid approximately $11.0 million in cash, which was paid out of available funds and no debt was incurred by the Company as a part of the transaction.  The agreements provide for additional variable payments in future years based on the future performance of the hospital and the management company.  The first payment was made during the first quarter of fiscal year 2007 and was approximately $3.2 million.  The next variable payment is due during the first quarter of fiscal year 2008 and is currently anticipated to be approximately $1.1 million.

On August 29, 2005, the Company sold its membership interests in ProCare One Nurses, LLC, its wholly owned temporary nurse-staffing subsidiary, to CareerStaff Unlimited, Inc. The transaction consisted of a sale of all the membership interests in ProCare for total consideration of $8.3 million, consisting of $4.2 million in cash and $4.1 million in two promissory notes.  One promissory note in the amount of $2.1 million was paid during the quarter ended February 28, 2006.  The other promissory note had an original principal balance of $2.0 million and was payable quarterly over three years, bearing interest at the prime rate.  The Company has received the remaining principal balance of $1.5 million during the 2007 fiscal year.

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

On February 1, 2006, the Company acquired the behavioral health facilities of Lighthouse Care Centers, LLC and Focus Healthcare, LLC.  Lighthouse Care Center, LLC operated four behavioral health facilities located in Florida, Georgia and South Carolina.  Focus Healthcare, LLC operated four behavioral health facilities located in Delaware, Florida, Georgia and Ohio.  The facilities have a combined total licensed capacity of 522 beds.  The closing of the acquisition for the Focus Healthcare Delaware facility was postponed pending receipt of necessary government approvals and ultimately closed on April 1, 2006.  The aggregate purchase price for the entire Lighthouse/Focus transaction, which included the assumption of a HUD loan of approximately $7.1 million for the Focus Healthcare Delaware facility, was approximately $91.5 million and was financed under the Company’s existing credit facility.  See Note 4, “Acquisitions” in the notes to the condensed consolidated financial statements included elsewhere herein.

On August 9, 2006, the Company announced that it had entered into a long-term lease agreement with St. David’s Healthcare Partnership, LP, LLP, for the lease of St. David’s Pavilion.  The Company will operate the facility as a 48 bed free-standing psychiatric hospital subject to receipt of required governmental approvals.  The facility will occupy approximately 28,749 square feet and is anticipated to commence operation in the Company’s fourth fiscal quarter of 2007.

On October 6, 2006, the Company announced that it has engaged UBS Securities, LLC (“UBS”) to assist the Board of Directors in evaluating the assets and operations of the Company in order to review possible alternative strategies to achieve greater shareholder value.  On December 20, 2006, the Company entered into a Merger Agreement with PSI as discussed in Note 11, “Merger Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein.  As a result of this proposed merger, the Company will pay UBS approximately $4.4 million for services rendered in connection with the transaction.  Approximately $1.1 million was paid in December 2006 and the remaining balance will be paid upon closing of the transaction.

On December 20, 2006, the Company announced that it has entered into an Agreement and Plan of Merger with Psychiatric Solutions, Inc.  The Merger was approved by the stockholders of the company at a special meeting of the stockholders on March 28, 2007.  The Merger is anticipated to close during the second calendar quarter of 2007 pending regulatory approvals, as well as satisfaction of customary closing conditions.  During the six months ended February 28, 2007, the Company has incurred approximately $2.1 million in expenses related to the merger which includes the $1.1 million paid to UBS mentioned above.  The Company anticipates that it will incur approximately $5.0 million in additional expenses related to the merger.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on these items in earnings at each subsequent reporting date.  This statement is effective for fiscal years beginning after November 15, 2007.  We are currently in the process of assessing the impact, if any, that SFAS 159 will have on our consolidated financial statements.

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

As of February 28, 2007, the Company had approximately $96.1 million outstanding under its revolving credit facility with a weighted average interest rate of approximately 8.1%.  A hypothetical 10% change in the effective interest rate for these borrowings, assuming debt levels as of February 28, 2007, would change interest expense by approximately $782,000 annually.  This would be funded out of cash flows from operations, which were approximately $5.4 million for the six most recent months ended February 28, 2007.

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

There has been no change in the Company’s internal control over financial reporting during the quarter ended February 28, 2007, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                                               LEGAL PROCEEDINGS

During the quarter ended February 28, 2007, there were no significant developments in the Company’s legal proceedings, described under the “Legal Proceedings” caption in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.  In March 2007, the Company settled the University of Utah Neuropsychiatric Institute litigation discussed in Note 8 “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included elsewhere herein.

ITEM 1A.                                     RISK FACTORS

There has been no material change in the risk factors set forth in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2006, except that the Company has entered into an Agreement and Plan of Merger with Psychiatric Solutions, Inc.  See Note 11, “Merger Agreement” in the notes to the condensed consolidated financial statements included elsewhere herein for additional information regarding the Merger Agreement.  See “Disclosure Regarding Forward looking Statements” included elsewhere herein for a description of certain risk factors pertaining to the proposed merger.

ITEM 4.                                               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on January 19, 2007.  At the meeting, seven directors of the Company were elected.  Following are the votes cast for each director nominee at the meeting:

Director	Number of Votes for Election	Number of Votes Withheld

James Ken Newman	14,133,748	184,247
George Bello	14,032,596	285,400
Michael R. Bowlin	14,230,799	87,197
James E. Buncher	14,106,075	211,920
Robert A. Lefton	13,962,842	355,153
William H. Longfield	14,115,287	202,708
C. Thomas Smith	14,104,605	213,390

ITEM 6.              EXHIBITS

(a)	Exhibits.

NUMBER	EXHIBIT

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

Date: April 9, 2007
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